Form 10-Q
period 2007-06-30
UNIVERSAL BIOSENSORS INC
filed 2007-08-09
CIK 1279695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Universal Biosensors, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0424072
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

Universal Biosensors, Inc.
103 Ricketts Road,
Mt Waverley, 3149, Victoria
Australia	Not Applicable
(Address of principal executive offices)	(Zip Code)
Telephone: +61 3 8542 9000
(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 128,115,969 shares of Common Stock, $0.0001 par value, outstanding as of July 30, 2007.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1) Consolidated condensed balance sheets at June 30, 2007 and December 31, 2006 (unaudited)	1

	2) Consolidated condensed statements of operations for the three months and six months ended June 30, 2007 and 2006 (unaudited),	2

	3) Consolidated condensed statements of cash flows for the six months ended June 30, 2007 and 2006 (unaudited)	3

	4) Consolidated condensed statements of changes in stockholder’s equity and comprehensive income for the period ended June 30, 2007 (unaudited)	4

	5) Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	Not Applicable

Item 1A	Risk Factors	Not Applicable

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	Not Applicable

Item 4	Submission of Matters to a Vote of Security Holders	22

Item 5	Other Information	Not Applicable

SIGNATURES		23

Item 6	Exhibits

	Exhibit 31.1	24
	Exhibit 31.2	25
	Exhibit 32.0	26

PART I
Item 1 Financial Statements
UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	US$	US$
ASSETS

Current assets:
Cash	$18,870,789	$23,885,198
Accrued income	41,155	76,968
Other current assets	762,965	421,394

Total current assets	19,674,909	24,383,560

Property, plant, and equipment	11,383,597	6,702,280
Less accumulated depreciation	(1,275,285)	(1,034,745)

Property, plant, and equipment — net	10,108,312	5,667,535

Total assets	$29,783,221	$30,051,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,988,507	$1,226,779
Income taxes payable	138,338	128,982
Accrued expenses	313,826	613,492
Deferred income	249,996	—
Employee entitlements provision	199,745	111,691

Total current liabilities	2,890,412	2,080,944

Non-current liabilities:
Employee entitlements provision	70,196	55,426

Total non-current liabilities	70,196	55,426

Total liabilities	2,960,608	2,136,370

Stockholders’ equity:
Common stock	12,809	12,800
Additional paid-in capital	30,285,551	30,144,048
Accumulated deficit	(5,465,937)	(2,387,877)
Accumulated other comprehensive income	1,990,190	145,754

Total stockholders’ equity	26,822,613	27,914,725

Total liabilities and stockholders’ equity	$29,783,221	$30,051,095

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Period from
	inception to	Three Months Ended		Six Months Ended
	June 30,	June 30,		June 30,
	2007	2007	2006	2007	2006
	US$	US$	US$	US$	US$
Revenue	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
Research and development (refer notes 1 and 2 below)	9,733,896	1,376,993	589,996	2,475,013	1,097,467
General and administrative (refer note 3 below)	5,102,396	1,071,943	572,904	1,710,036	710,504

Total operating expenses	14,836,292	2,448,936	1,162,900	4,185,049	1,807,971

Research and development income	8,152,818	249,995	500,000	499,992	1,000,000
Loss from operations	(6,683,474)	(2,198,941)	(662,900)	(3,685,057)	(807,971)
Interest and other income	1,333,381	299,411	28,817	606,997	55,092

Net loss before tax	(5,350,093)	(1,899,530)	(634,083)	(3,078,060)	(752,879)
Income tax expense	(115,844)	—	(54,168)	—	(54,168)

Net loss	$(5,465,937)	$(1,899,530)	$(688,251)	$(3,078,060)	$(807,047)

Basic and diluted net loss per share	$(0.11)	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Number of shares used to compute per share data	50,286,608	128,086,971	43,613,014	128,074,042	43,613,014

Notes

1. The following amounts have been netted off from the research and development operating expenses set out above:
Research grant income	1,227,810	173,493	102,321	323,219	240,134
2. Includes non-cash compensation expense (R&D)	142,579	16,849	29,306	36,116	68,233
3. Includes non-cash compensation expense (General & Administrative)
	271,780	47,732	54,424	74,063	126,718
See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Period from
	inception to	Six Months Ended
	June 30,	June 30,
	2007	2007	2006
	US$	US$	US$
Cash flows from operating activities provided by/(used in):
Net loss	$(5,465,937)	$(3,078,060)	$(807,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant & equipment	1,048,056	157,605	126,919
Share based payments expense	419,867	115,687	194,951
Translation (gain)/loss	(353,651)	(12,099)	(43,642)
Change in assets and liabilities:
Prepaid expenses and other current assets	(636,504)	(282,941)	(18,620)
Grants receivable	208,840	285,808	37,543
Income tax payable	128,982	—	54,168
Employee entitlements	390,194	102,823	55,594
Accounts payable and accrued expenses	811,477	169,147	88,876

Net cash provided by/(used in) operating activities	(3,448,676)	(2,542,030)	(311,258)

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,688,850)	(3,702,527)	(2,667,680)

Net cash used in investing activities	(7,688,850)	(3,702,527)	(2,667,680)

Cash flows from financing activities:
Net proceeds from share issue	28,829,239	—	1,686,001
Proceeds from stock options exercised	49,254	25,825	—

Net cash provided by financing activities	28,878,493	25,825	1,686,001

Net increase in cash and cash equivalents	17,740,967	(6,218,732)	(1,292,937)
Cash and cash equivalent at beginning of period	—	23,885,198	3,253,426
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	1,129,820	1,204,323	2,468

Cash and cash equivalents at end of period	$18,870,787	$18,870,789	$1,962,957

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

							Foreign
					Additional		currency	Total
	Preference Shares		Ordinary shares		paid-in	Accumulated	translation	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	reserve	equity
		US$		US$	US$	US$	US$	US$
Balances at December 31, 2006	—	—	127,999,976	12,800	30,144,048	(2,387,877)	145,754	27,914,725

Comprehensive Income

Net loss	—	—	—	—	—	(3,078,060)	—	(3,078,060)

Foreign currency translation reserve	—	—	—	—	—	—	1,844,436	1,844,436

Total Comprehensive Income								(1,233,624)

Exercise of stock options issued to employees	—	—	86,995	9	25,816	—	—	25,825

Stock option expense	—	—	—	—	115,687	—	—	115,687

Balances at June 30, 2007	—	—	128,086,971	12,809	30,285,551	(5,465,937)	1,990,190	26,822,613

Note

Common stock has a par value of $0.0001.
See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
Organization of the Company
     Universal Biosensors, Inc. (the “Company”) was incorporated on September 14, 2001 in the United States, and its wholly owned subsidiary and operating vehicle, Universal Biosensors Pty Ltd, was incorporated in Australia on September 21, 2001. Collectively, the Company and its wholly owned subsidiary Universal Biosensors Pty Ltd are referred to as “Universal Biosensors” or the “Group”. The Company was listed on the Australian Securities Exchange (“ASX”) on December 13, 2006 following the initial public offering in Australia of the Company’s shares.
     The Company is a specialist medical diagnostics company focused on the development, manufacture and commercialization of a range of in vitro diagnostic tests for point-of-care use. In vitro diagnostic testing involves the testing of a body fluid or tissue sample outside the body.
     The diagnostic tests comprise a novel disposable test strip and a reusable meter. The diagnostic tests are small, portable and easy-to-use.
     Universal Biosensors has rights to extensive patent suites comprising 18 patent applications owned by Universal Biosensors Pty Limited and 183 patents and 227 patent applications licensed to the Company by LifeScan, Inc. (“LifeScan”), an affiliate of Johnson & Johnson Development Corporation.
     The Group has a range of point-of-care blood tests in development including a C-reactive protein test which may be used to assist in the diagnosis and management of inflammatory conditions and a prothrombin time test which may be used for monitoring the therapeutic range of the anticoagulant, warfarin. The Group has already developed a working prototype of a C-reactive protein test and a prothrombin time test.
     Universal Biosensors intends to develop additional immunoassay tests by taking proven disease biomarkers currently used in the central laboratory environment and adapting those diagnostic tests to the point-of-care setting, using the Group’s platform of electrochemical cell technologies.
     The Group also provides research and development services to LifeScan in the development of a blood glucose test. The rights to commercialization of the blood glucose test have been retained by LifeScan.
     All the business operations and research and development activities are undertaken in Melbourne, Australia by the Company’s wholly owned subsidiary, Universal Biosensors Pty Ltd, under a research and development sub-contract and sub-license agreement with the Company.
     The Group is considered a development stage enterprise as its planned commercial manufacturing operations have not yet commenced.
Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2006, included in the Registration Statement on Form 10 of Universal Biosensors, Inc.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     The year-end condensed balance sheet data as at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
Principles of Consolidation
     The consolidated financial statements include the financial statements of Universal Biosensors, Inc. (the “Company”) and its wholly owned subsidiary Universal Biosensors Pty Ltd. The Company and Universal Biosensors Pty Ltd are collectively referred to in this document as the “Group”. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, deferred income taxes and obligations related to employee benefits. Actual results could differ from those estimates.
Cash & Cash Equivalents
     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. For cash and cash equivalents, the carrying amount approximates fair value due to the short maturity of those instruments.
Concentration of Credit Risk and Other Risks and Uncertainties
     Cash and cash equivalents consists of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the balance sheet. The Company’s cash and cash equivalents are invested with one of Australia’s four largest banks. The Company is exposed to credit risk in the event of default by the banks holding the cash or cash equivalents to the extent of the amount recorded on the balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents.
     Product candidates developed by the Company may require approvals or clearances from the U.S. Food and Drug Administration or other international regulatory agencies prior to commercialized sales. There can be no assurance that the Company’s product candidates will receive any of the required approvals or clearances. If the Company was denied approval or clearance of such approval was delayed, it may have a material adverse impact on the Company.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Property, Plant, and Equipment
     Property, plant, and equipment are recorded at acquisition cost, less accumulated depreciation.
     Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life of machinery and equipment is 4 to 10 years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred and include minor corrections and normal services and does not include items of capital nature.

	June 30,	December
	2007	31, 2006
	$	$
Plant and equipment	3,255,475	2,170,549
Leasehold improvements	2,201,526	192,724
Capital work in process	5,926,596	4,339,007

	11,383,597	6,702,280
Accumulated depreciation	(1,275,285)	(1,034,745)

Property, plant & equipment — net	10,108,312	5,667,535

     Capital work in process relates to assets under construction and comprises primarily of specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represents the percentage of expenditure that has been completed, and once the assets are placed into service the Company begins depreciating the respective assets.
     Depreciation expense was $1,048,056 for the period from inception to June 30, 2007 and $80,361 and $64,590 for the three months ended June 30, 2007 and 2006, respectively, and $157,605 and $126,919 for the six months ended June 30, 2007 and 2006, respectively.
Research and Development
     Research and development expenses consists of costs incurred to further the Group’s research and development activities and include salaries and related employee benefits, regulatory activities, research-related overhead expenses, costs associated with developing a commercial manufacturing process, costs for consultants and related contract research, facility costs and depreciation. Research and development costs are expensed as incurred.
     The Group receives Australian government grants as compensation for expenses incurred in respect of certain research activities into dry chemistry immunosensors. Such grants reduce the related research and development expenses as and when the relevant research expenses are incurred. Grants received in advance of incurring the relevant expenditure are treated as deferred research grants and included in current liabilities on the balance sheet as the Group has not earned these amounts until the relevant expenditure has been incurred. Grants due to the Group under research agreements are included in current assets on the balance sheet.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Research and development expenses for the period from inception to June 30, 2007 and for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006 are as follows:

	Period from
	inception to	Three Months Ended		Six Months Ended June
	June 30,	June 30,		30,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Research and development expenses (net of research grants of $1,227,810 for the period from inception to June 30, 2007 and $173,493 and $102,321 for the three months ended June 30, 2007 and 2006 respectively and $323,219 and $240,134 for the six months ended June 30, 2007 and 2006 respectively)	9,733,896	1,376,993	589,996	2,475,013	1,097,467

Income Taxes
     The Company applies Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes (SFAS 109) which establishes financial accounting and reporting standards for the effects of income taxes that result from a company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     Where it is more likely than not that some portion or all of the deferred tax assets will not be realized the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized.
     The Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007 which has not had a material impact on the Company’s consolidated financial statements. The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense.
Fair Value of Financial Instruments
     The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The estimated fair value of all other amounts has been determined by using available market information and appropriate valuation methodologies.
Impairment of Long-Lived Assets
     The Company reviews its capital assets, including patents and licenses, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing the review, the Company estimates undiscounted cash flows from products under development that are covered by these patents and licenses. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. Impairment, if any, is measured as the amount by which the carrying amount of the assets exceeds its fair value. Impairment, if any, is assessed using discounted cash flows.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Goods and Services Tax (GST)
     Revenues, expenses and assets are recognized net of the amount of associated Australian Goods and Services Taxes (“GST”), unless the GST incurred is not recoverable from the taxation authority. In this case it is recognized as part of the cost of acquisition of the asset or as part of the expense. Receivables and payables are stated inclusive of the amount of GST receivable or payable. The net amount of GST recoverable from, or payable to, the taxation authority is included with other receivables or payables in the balance sheet. Cash flows are presented on a gross basis.
Revenue Recognition
Research and development revenue
     The Company receives research and development revenue under an agreement with LifeScan Inc. (“LifeScan”). The Development and Research Agreement provides details of the amount to be charged to LifeScan each year for the provision of research and development services. For fiscal 2007, LifeScan is paying the Company approximately $250,000 per quarter under the Development and Research Agreement.
     The revenue derived from the Development and Research Agreement is recognized over the period in which the agreed upon research services are completed. Under the Development and Research Agreement, we are not matching the revenue to a specific expenditure but to a specified period of research. The annual research and development revenue received from LifeScan is agreed with LifeScan from time to time and is subject to the Company continuing its research and development activities in the blood glucose area, the provision of quarterly reports and other obligations under the Development and Research Agreement. We have and continue to satisfy the requirements of the Development and Research Agreement.
     This agreement has been in place since the Company’s inception. An advance payment of $249,996 has been received from LifeScan. This has been treated as deferred income and included in current liabilities on the balance sheet as the Group has not earned these amounts pursuant to the Development and Research Agreement. There are no claw backs or repayment obligations relating to any funds received under the Development and Research Agreement.
Interest revenue
     Interest revenue is recognized as it accrues, taking into account the effective yield on the financial asset.
Foreign Currency
Functional and reporting currency
     The consolidated financial statements are presented using a reporting currency of U.S. dollars.
     Items included in the financial statements of each of the Group’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”).
     The functional currency of the Company for financial years up to December 31, 2005 was determined by management to be U.S. dollars. This was based on the fact that the denomination of a significant proportion of transactions and the major source of finance were in U.S. dollars.
     In 2006, the Company expanded significantly its Australian based research activities. All of the Company’s directors became resident in Australia. The majority of the Company’s expenditure on research and development is Australian dollar denominated. It also began planning for and successfully accomplished a capital raising in Australian dollars and listed on the Australian Securities Exchange (“ASX”). The majority of cash and other monetary assets now held by the Company are denominated in Australian dollars.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Due to these changes in circumstance, management is of the view that the functional currency of the Company has changed in 2006 to Australian dollars. This change has been effected from December 1, 2006. The functional currency of Universal Biosensors Pty Ltd (the Company’s wholly owned subsidiary) is Australian dollars for all years presented.
Transactions and balances
     Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the Statement of Operations.
Group companies
     The results and financial position of all the Group entities that have a functional currency different from the reporting currency are translated into the reporting currency as follows:
•	assets and liabilities for each balance sheet item reported are translated at the closing rate at the date of that balance sheet;

•	income and expenses for each income statement are translated at average exchange rates (unless this is not a reasonable approximation of the effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the dates of the transactions); and

•	all resulting exchange differences are recognized as a separate component of equity.
     On consolidation, exchange differences arising from the translation of any net investment in foreign entities are taken to the Foreign Currency Translation Reserve (“FCTR”).
Commitments and Contingencies
     Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.
Patent and License Costs
     Legal fees incurred for patent application costs have been charged to expense and reported in research and development expense.
Clinical Trial Expenses
     Clinical trial costs are a component of research and development expenses. These expenses include fees paid to participating hospitals and other service providers, which conduct certain product development activities on behalf of the Company. Depending on the timing of payments to the service providers and the level of service provided, the Company records prepaid or accrued expenses relating to these costs.
     These prepaid or accrued expenses are based on estimates of the work performed under service agreements.
Leased Assets
     All of the Group’s leases are considered operating leases. The costs of operating leases are charged to the statement of operations on a straight-line basis over the lease term.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Stock-based Compensation
     Prior to January 1, 2006, the Company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its fixed-plan stock options. For periods prior to January 1, 2006, the Company complied with the disclosure only provisions of FASB Statement No.123, “Accounting for Stock-Based Compensation”, or SFAS 123. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the ESPP). Results for periods before January 1, 2006 have not been restated to reflect, and do not include the impact of, FASB Statement No. 123(R), “Share Based Payment”, or SFAS 123(R).
     As of January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and amortization of the fair value over the vesting period of the award. The Company has elected to use the straight-line method of amortization. Under the modified prospective method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123 shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure”.
     Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R). There were no transitional adjustments on adoption of SFAS 123 (R).
     The total share-based compensation expense recorded by the Company for the period from inception to June 30, 2007 and for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006 is allocated among the following categories:

	Period from
	inception to	Three Months Ended		Six Months Ended June
	June 30,	June 30,		30,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Research and development	142,579	16,849	29,306	36,116	68,233
General and administrative	271,780	47,732	54,424	74,063	126,718

Total share-based compensation expense	414,359	64,581	83,730	110,179	194,951

     The above charges had no impact on the Company’s cash flows.
     The assumptions for the option grants computed using the Black-Scholes option pricing model were:

		Grant Date
	2007	2006	2004
Exercise Price	$1.01	$0.33	$0.29
Share Price at Grant Date	$0.98	$0.33	$0.29
Volatility	74%	55%	40%-45%
Expected Life	10 years	10 years	10 years
Risk Free Interest Rate	5.86%	4.40%	4.65%
Fair Value of Option	$0.77	$0.23	$0.08

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     A summary of activity in the Option Plan for the six-month period ended June 30, 2007 is as follows:

	Number of Options	Weighted –Average
	Over Shares	Exercise Price
Outstanding Balance, December 31, 2006	3,820,487	$0.31
Granted	845,000	1.01
Exercised	(86,995)	0.29
Lapsed	(61,605)	0.33

Outstanding Balance, June 30, 2007	4,516,887	0.44

Exercisable shares as of June 30, 2007	2,395,960	0.30
     As of June 30, 2007, there was $581,324 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Option Plan. This expense is expected to be recognized as follows:

Fiscal Year
2007 – remaining periods	$132,247
2008	243,937
2009	205,140

581,324

Pension Costs
     As required by Australian law, Universal Biosensors Pty Ltd contributes to standard defined contribution superannuation funds on behalf of all employees at an amount up to nine percent of each such employee’s salary. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. The Company permits employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the statement of operations as they become payable.
Net Loss per Share and Anti-dilutive Securities
     Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards No. 128 – Earnings Per Share (SFAS 128). Basic and diluted net loss per share has been computed using the weighted-average number of common shares outstanding during the period. All periods present in these financial statements have been retroactively adjusted for an 3,624.75 subdivision of our shares capital effected immediately prior to the issue of shares under our initial public offering in Australian and concurrent US private placement in December 2006. The potentially dilutive options issued under the Option Plan were not considered in the computation of diluted net loss per share because they would be anti-dilutive given the Group’s loss making position in this and previous years.
Total Comprehensive Income
     The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 130, Reporting Comprehensive Income (Loss). Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income and cumulative translation adjustments.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     A reconciliation of net loss to comprehensive loss is as follows:

	Period
	from
	inception to	Three Months Ended		Six Months Ended June
	June 30,	June 30,		30,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Net loss	(5,465,937)	(1,899,530)	(688,251)	(3,078,060)	(807,047)
Currency translation adjustment	1,990,190	1,378,658	60,592	1,844,436	(26,257)

Total comprehensive loss	(3,475,747)	(520,872)	(627,659)	(1,233,624)	(833,304)

Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. Accordingly, we will adopt SFAS 159 in fiscal year 2008. We are currently evaluating the impact of SFAS 159 on the consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We believe that SFAS No. 157 will not have a material impact on the Company’s consolidated financial statements.
Subsequent Events
     On July 16, 2007, 28,998 employee stock options with an exercise price of $0.33 were exercised.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our unaudited consolidated condensed financial statements and related footnotes, and our audited consolidated financial statements and related footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10 filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements relating to future events and our future financial performance. The statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those results expressed or implied by these forward-looking statements, including those set forth in this Quarterly Report.
Overview
          We are a specialist medical diagnostics company focused on the development, manufacture and commercialization of in vitro diagnostic test devices for point-of-care use. In vitro diagnostic testing involves the testing outside of the body of a body fluid (e.g. blood or saliva) or tissue sample (biopsies or swabs). The diagnostic blood test devices we are developing comprise a novel disposable test strip and a reusable meter. The devices are designed to be used near to or at the site of the patient (at the “point-of-care”) to provide accurate and quick results to enable treatment to be immediately reviewed. We have rights to an extensive patent portfolio comprising a number of patent applications owned by our wholly owned Australian subsidiary, Universal Biosensors Pty Ltd, and a large number of patents and patent applications licensed to us by LifeScan, Inc. an affiliate of Johnson & Johnson (“LifeScan”).
          We are developing a C-reactive protein test for the diagnosis and management of inflammatory conditions and a prothrombin time test for monitoring the therapeutic range of the anticoagulant, warfarin. We also intend to leverage our intellectual property platform to develop additional immunoassay based point-of-care test devices by taking proven disease biomarkers currently used in the central laboratory environment and adapting those diagnostic tests to the point-of-care setting. We also provide contract research and development services to LifeScan in the areas of diabetes management and the development of a blood glucose test for diabetics.
          With the exception of the first year of our operations when we made a small profit of $110,670, we have incurred net losses since our inception. Our accumulated losses from inception to June 30, 2007 are $5,465,937. We expect to incur increasing losses in the foreseeable future as we continue the development of our point-of-care tests and expand our organization and develop a commercial manufacturing capability.
Results of Operations
Research and Development Expenses
          Our operating expenses to date have substantially been for research and development activities. Research and development expenses consist of costs associated with research activities, as well as costs associated with our product development efforts, including pilot manufacturing costs. All research and development costs, including those funded by an Australian research and development grant program, are expensed as incurred. Research and development expenses include:
•	consultant and employee related expenses, which include salary and benefits;

•	external research and development expenses incurred under agreements with third party organizations and universities; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.
          Research and development expenses for the respective periods are as follows:

	Period from
	inception to	Three Months Ended		Six Months Ended June
	June 30,	June 30,		30,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Research and development expenses	10,961,706	1,550,486	692,317	2,798,232	1,337,601
Research grants received recognized against related research and development expenses	(1,227,810)	(173,493)	(102,321)	(323,219)	(240,134)

Research and development expenses as reported	9,733,896	1,376,993	589,996	2,475,013	1,097,467

     These expenses are related to developing our electrochemical cell platform technologies and diagnostic test pilot manufacturing production. We expect that our expenses will increase significantly throughout 2007 as we expand our research and development programs and expand our organization and develop a commercial manufacturing capability.
     We have not reported our internal historical research and development costs or our personnel and personnel-related costs on a project-by-project basis. Our programs share a substantial amount of our common fixed costs such as facilities, depreciation, utilities and maintenance. Accordingly, we do not track our research and development costs by individual research and development program.
     In addition, we expect research and development expenditures to grow as we advance our development programs and explore other commercial opportunities our technology platform can be applied to. We cannot predict what it will cost to complete our research and development programs or when they will be completed and commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain and, both the C-reactive protein and prothrombin time tests still have a high degree of technical development risk. In addition, our business strategy contemplates that if appropriate we may enter into collaborative arrangements with third parties for one or more of our programs. In the event that third parties assume responsibility for certain research or development activities, the estimated completion dates of those activities will be under the control of the third party rather than with us. We cannot forecast with any certainty, which programs if any, will be subject to future collaborative arrangements, in whole, or in part, and how such arrangements would affect our research and development plans or capital requirements.
     As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development programs or when and to what extent we will receive cash inflows from the commercialization and sale of products. Our inability to complete our research and development programs in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our strategy. Our inability to raise additional capital on terms reasonably acceptable to us would jeopardize the future success of our business.
General and Administrative Expenses
     General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, accounting, information technology and human resources functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, insurance expense, consultancy fees and professional fees for legal and accounting services.
     General and administrative expenses increased by 87% and 137% during the three and six months ended June 30, 2007, respectively, compared to the same periods last year. General and administrative expenses increased as we expand our accounting staff, add infrastructure and incur additional costs related to operating as a company whose shares in the form of CDIs are quoted on ASX and compliance costs associated with being a domestic United States issuer subject to SEC reporting requirements.

Research and Development Income
     Our research and development income for the three months and six months ended June 30, 2007 and 2006 was $249,995, $500,000, $499,992 and $1,000,000, respectively recognized pursuant to the Development and Research Agreement with LifeScan.
Interest Income
     Interest income increased by 939% and 828% during the three and six months ended June 30, 2007, respectively, compared to the same periods last year. The increase is primarily due to higher cash balances.
Liquidity and Capital Resources
     Since inception, our operations have mainly been financed through the issuance of equity securities. Additional funding has come through payments received from LifeScan under the Development and Research Agreement, research grants and interest on investments. Through to June 30, 2007 we had received aggregate net cash proceeds from the following: (a) $28,829,239 from the issuance of equity securities; (b) $8,152,818 from LifeScan under our Development and Research Agreement; (c) $1,227,810 as contributions from government grants; and (d) $1,333,381 from interest on investments. As of June 30, 2007 and December 31, 2006, respectively, we had $18,870,789 and $23,885,198, respectively, in cash, cash equivalents and short-term investments. Our cash and investment balances are held in money market accounts and short-term instruments. Cash in excess of immediate requirements is invested in short-term instruments with regard to liquidity and capital preservation.
     For the six months ended June 30, 2007, we used net cash of $2,542,030 for operating activities. This consisted of a net loss for the period of $3,078,060, which included $157,605 of non-cash depreciation and amortization and non-cash stock option expense of $115,687. Net cash used in investing activities during the six months ended June 30, 2007 was $3,702,527, which included purchase of plant and equipment reflecting the expansion of our manufacturing capabilities and fit out of our new facilities. Net cash provided by financing activities during the six months ended June 30, 2007 was $25,825 resulting from the exercise of options by former employees.
     As at June 30, 2007, we had cash and cash equivalents of $18,870,789 as compared to $23,885,198 as of December 31, 2006. This decrease was due to the funding of our ongoing operations including capital expenditure outlay. We anticipate continuing the preparations for regulatory clearance for a blood glucose test. The first regulatory marketing clearance of the blood glucose test is being targeted for in the first half of 2008. At or before this time, the Company will seek to enter into a manufacturing and supply agreement with LifeScan. LifeScan currently owns the exclusive rights to commercialization of the blood glucose test but does not have the manufacturing facilities established for the product being developed by the Company. We believe we will be in a position to negotiate an agreement with LifeScan at a time when we have built the manufacturing capacity to supply such a product. The manufacturing capacity is expected to be built by late 2007. However, the ultimate decision as to whether LifeScan will negotiate with us and whether the parties will be able to enter into a supply agreement will be largely dependent on LifeScan. In the event that regulatory clearance for the blood glucose test is obtained by the Company, we estimate that we could be in a position to supply the blood glucose test for sales and distribution by LifeScan in 2008.
     If at any time LifeScan indicates that it will not proceed with commercialization of the blood glucose test, or the Company believes it will be unable to conclude an agreement on fair and equitable terms; the Company will focus the manufacturing equipment it is acquiring for use in the development and manufacture of its C-reactive protein test or prothrombin time test. Funds that would otherwise have been used in product validation of the blood glucose test will be applied to accelerate the development and commercialization of its C-reactive protein and prothrombin time tests, and to commence development of new tests.
     Over the past two years, the Company has been developing blood tests for C-reactive protein and prothrombin time and has developed a working prototype of those tests. If the development efforts continue to be successful, the Company expects to be in a position to commence formal validation of the C-reactive protein test and the prothrombin time test in 2009, following which, the Company will seek regulatory clearance for these tests. The Company intends to sell its C-reactive protein and prothrombin time tests using specialist distributors in Europe, the US and internationally. The Company also intends to develop additional immunoassays by taking proven disease biomarkers currently used in the central laboratory environment and adapting those diagnostic tests to the point-of- care setting, using its platform of electrochemical cell technologies. If appropriate, the Company may seek commercial partners to assist in the development or sales and distribution of its existing and future tests.

          The total cost of the projects which we are undertaking is subject to a range of factors. As a result, we consider that at this stage of the Company’s development, we are unable to give investors reliable details in relation to the potential cost of our project to the Company. We believe that the proceeds of the recent initial public offering of our shares in Australia and private placement of our shares in the United States, together with our cash, cash equivalents and short-term marketable securities balances, and the interest we earn on these balances, will be sufficient to meet our anticipated cash requirements with a view to being capable of commercially manufacturing a blood glucose test at volumes suited to the market. In the event we are not able to generate revenue for the manufacturing and supply of the blood glucose test in 2008, we believe that our current cash and cash equivalents will be sufficient to fund our ongoing operations until the end of 2008. In order to achieve our objectives, we will likely require substantial additional funding.
          Whilst it is difficult to contemplate when and what funding, if any, that would be required due to the nature of our business in the foreseeable future i.e. as a result of additional resources allocated to a project, major modifications required to existing manufacturing capability, problems encountered in a research project etc, this funding may be obtained by the issue of additional equity, debt finance or other means determined by the Directors at that time. We note our forecasted ability to maintain our financial resources to support our operations for this period is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our planned research, development and commercialization activities.
Operating Capital and Capital Expenditure Requirements
          We believe that the proceeds of the recent initial public offering of our shares in Australia and private placement of our shares in the United States, together with our cash, cash equivalents and short-term marketable securities balances, and the interest we earn on these balances, will be sufficient to meet our anticipated cash requirements with a view to being capable of commercially manufacturing a blood glucose test at volumes suited to the market. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we accelerate existing development programs or develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may (depending on the terms) result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.
          As a result of the numerous risks and uncertainties associated with establishment of our commercial manufacturing capability and the development of commercialization of our point-of-care tests and our strategy of seeking to manufacture point-of-care devices on behalf of third parties, we are unable to estimate the exact amounts of our capital and working capital requirements. We estimate our capital expenditures in 2007 to be in the range of $6,000,000 to $7,000,000 for the purchase of equipment to support our activities, such as the scale-up of our manufacturing capability, developing and progressing the blood glucose test to the point where it is capable of commercial sale, for ongoing development of our existing products and for other ongoing research and development activities. We will also be funding the fit out cost of our new facilities at Corporate Avenue from our existing cash flow. Our capital expenditure in connection with the fit out is likely to be approximately $3,700,000. Our future funding requirements will depend on many factors, including, but not limited to:
•	continued income from LifeScan under our Development and Research Agreement;

•	any expenditures related to commercial production of our point-of-care tests during this period and the rate of progress and cost of our product development activities;

•	the success of our research and development efforts;

•	the emergence of competing or complementary technological developments;

•	costs related to the fit out of our manufacturing facility in Melbourne, Australia;

•	whether or not we are successful in negotiating a manufacturing and supply agreement with LifeScan in connection with the blood glucose test and whether we generate any revenue from any such arrangement in 2008;

•	our ability to scale our manufacturing operations to meet demand for our point-of-care tests;

•	revenue generated by sales of our point-of-care tests;

•	expenses we incur in manufacturing, developing, marketing and selling products;

•	costs and timing of additional regulatory approvals;

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
Off-Balance Sheet Arrangement
     The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2007 would be:

Less than 1 year	$466,844
1 – 3 years	870,912
3 – 5 years	932,943
More than 5 years	870,870

Total minimum lease payments	$3,141,569

Contractual Obligations
     Our future contractual obligations primarily for future rental payment obligations on the current office and manufacturing space, including financing costs, at June 30, 2007 were as follows:

		Payments Due By Period
		Less than 1			More than 5
	Total	year	1 – 3 years	3 – 5 years	years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	3,141,569	466,844	870,912	932,943	870,870
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities on Balance Sheet under GAAP	70,196	—	—	—	70,196

Total	3,211,765	466,844	870,912	932,943	941,066

Segments
     We operate in one segment. Our principal activities are the research, development, manufacture and commercialization of in vitro diagnostic test devices for point-of-care use. We operate predominantly in one geographical area, being Australia.

Item 3 Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of Australian interest rates, particularly because the majority of our investments are in Australian dollars in cash and cash equivalents. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Our investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. Due to the short duration of our investment portfolio, we believe an immediate 10% change in interest rates would not be material to our financial condition or results of operations.

Item 4 Controls and Procedures
     Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures as of June 30, 2007 were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     With the exception of the proceeds received from the exercise of stock options issued to employees, there has been no further sale of equity securities since December 31, 2006. The table below sets forth the number of employee stock options exercised and the number of shares issued in the period from December 31, 2006. The Company issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

	Number of Options
	Exercised and
	Corresponding Number
Period Ending	of Shares Issued	Option Exercise Price	Proceeds Received
January, 2007	79,745	$0.29	$23,425
April, 2007	7,250	$0.33	$2,400

Total	86,995		$25,825

Item 4 Submission of Matters to a Vote of Security Holders
     The annual general meeting of the Company’s stockholders was held on May 15, 2007. At that meeting, five items were submitted to the Company’s stockholders with details as follows:

Item	Proposal	Details of Proposal
1.	Consideration of the financial statements for the year ended December 31, 2006	Proposal that the Company’s financial statements and reports for the financial year ended 31 December 2006 be laid before the annual general meeting. There was no requirement that security holders approve these reports by way of votes

2.	Adoption and approval of remuneration report	Proposal that the security holders have the opportunity to vote in respect of the remuneration report of the Company. The vote on the resolution is advisory only and does not bind the board of directors of the Company

3.	Re-election of Dr Colin Adam as a Class III director of the Company	Proposal to re-elect Dr Colin Adam as a Class III director of the Company to serve a three-year term of office expiring on the date of the 2010 annual general meeting of stockholders

4.	Re-election of Mr Charles Kiefel as a Class III director of the Company	Proposal to re-elect Mr Charles Kiefel as a Class III director of the Company to serve a three-year term of office expiring on the date of the 2010 annual general meeting of stockholders

5.	Grant of options to Mr Mark Morrisson	The grant of options to Mr Mark Morrisson, the Company’s Chief Executive Officer and Managing Director, under the Option Plan, requires the approval of stockholders under ASX Listing Rule 10.14. On March 22, 2007, subject to receipt of necessary stockholder approval, the Board resolved to grant 45,000 employee options to Mark Morrisson under the Option Plan. The resolution proposed in item 5 seeks the necessary approval of this grant of options in accordance with the ASX Listing Rules.
     For further information regarding the annual general meeting, please see the Company’s notice of annual general meeting filed with the ASX on April 13, 2007. The stockholders approved the proposal as follows:

	Number of Votes
Resolution	For	Against	Abstain
Item 2 Adoption and Approval of Remuneration report	77,562,014	278,245	10,000

Item 3 Re-election of Dr Colin Adam as a Class III director of the Company	77,574,277	335,982	0

Item 4 Re-election of Mr Charles Kiefel as a Class III director of the Company	77,584,277	335,982	0

Item 5 Grant of options to Mr Mark Morrisson*	47,990,698	427,732	0

*Voting restrictions were applied in accordance with the requirements of the Listing Rules of ASX.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC
(Registrant)

Date: August 9, 2007	By:	/s/ MARK MORRISSON Mark Morrisson
Chief Executive Officer and Executive
Director

Date: August 9, 2007	By:	/s/ SALESH BALAK Salesh Balak
Chief Financial Officer