Form 10-Q
period 2007-09-30
UNIVERSAL BIOSENSORS INC
filed 2007-11-14
CIK 1279695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Universal Biosensors, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0424072

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

Universal Biosensors, Inc.
1 Corporate Avenue,
Rowville, 3178, Victoria
Australia	Not Applicable
(Address of principal executive offices)	(Zip Code)
Telephone: +61 3 9213 9000
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 128,242,836 shares of Common Stock, $0.0001 par value, outstanding as of November 1, 2007.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1) Consolidated condensed balance sheets at September 30, 2007 and December 31, 2006 (unaudited)	3

	2) Consolidated condensed statements of operations for the three months and nine months ended September 30, 2007 and 2006 (unaudited),	4

	3) Consolidated condensed statements of cash flows for the nine months ended September 30, 2007 and 2006 (unaudited)	5

	4) Consolidated condensed statements of changes in stockholder’s equity and comprehensive income for the period ended September 30, 2007 (unaudited)	6

	5) Notes to consolidated condensed financial statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	Not Applicable

Item 1A	Risk Factors	Not Applicable

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	Not Applicable

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 5	Other Information	Not Applicable

Item 6	Exhibits	26

	Exhibit 3.1
	Exhibit 3.2
	Exhibit 10.1
	Exhibit 10.2
	Exhibit 10.3
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.0

SIGNATURES		27

PART I
Item 1 Financial Statements
UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	US$	US$
ASSETS

Current assets:
Cash	$14,814,847	$23,885,198
Accrued income	254,884	76,968
Other current assets	834,358	421,394

Total current assets	15,904,089	24,383,560

Property, plant, and equipment	13,758,972	6,702,280
Less accumulated depreciation	(1,466,141)	(1,034,745)

Property, plant, and equipment — net	12,292,831	5,667,535

Total assets	$28,196,920	$30,051,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,107,686	$1,226,779
Income taxes payable	143,880	128,982
Accrued expenses	369,572	613,492
Employee entitlements provision	234,715	111,691

Total current liabilities	1,855,853	2,080,944

Non-current liabilities:
Employee entitlements provision	79,084	55,426

Total non-current liabilities	79,084	55,426

Total liabilities	1,934,937	2,136,370

Stockholders’ equity:
Common stock	12,821	12,800
Additional paid-in capital	30,455,659	30,144,048
Accumulated deficit	(7,190,441)	(2,387,877)
Accumulated other comprehensive income	2,983,944	145,754

Total stockholders’ equity	26,261,983	27,914,725

Total liabilities and stockholders’ equity	$28,196,920	$30,051,095

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Period from
	inception to	Three Months Ended		Nine Months Ended
	September 30,	September 30,		September 30,
	2007	2007	2006	2007	2006
	US$	US$	US$	US$	US$
Revenue	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
Research and development (refer notes 1 and 2 below)	11,256,926	1,523,030	753,150	3,998,043	1,850,617
General and administrative (refer note 3 below)	5,769,150	666,754	338,767	2,376,790	1,049,271

Total operating expenses	17,026,076	2,189,784	1,091,917	6,374,833	2,899,888

Research and development income	8,402,814	249,996	500,000	749,988	1,500,000
Loss from operations	(8,623,262)	(1,939,788)	(591,917)	(5,624,845)	(1,399,888)
Interest and other income	1,548,665	215,284	93,609	822,281	148,701

Net loss before tax	(7,074,597)	(1,724,504)	(498,308)	(4,802,564)	(1,251,187)
Income tax expense	(115,844)	—	(67,756)	—	(121,924)

Net loss	$(7,190,441)	$(1,724,504)	$(566,064)	$(4,802,564)	$(1,373,111)

Basic and diluted net loss per share	$(0.13)	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Number of shares used to compute per share data	53,534,088	128,191,651	43,613,014	128,113,543	43,613,014

Notes:

1 The following amounts have been netted off from the research and development operating expenses set out above:
Research grant income	1,430,464	202,654	81,920	525,873	322,054
2 Includes non-cash compensation expense (R&D)	243,566	100,987	20,300	137,103	88,533
3 Includes non-cash compensation expense (General & Administrative)	309,791	38,011	37,700	112,074	164,418

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Period from
	inception to	Nine Months Ended
	September 30,	September 30,
	2007	2007	2006
	US$	US$	US$
Cash flows from operating activities provided by/(used in):
Net loss	$(7,190,441)	$(4,802,564)	$(1,373,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant & equipment	1,180,707	290,256	198,557
Share based payments expense	553,357	249,177	252,951
Translation (gain)/loss	(717,490)	(375,938)	(66,469)
Change in assets and liabilities:
Prepaid expenses and other current assets	(523,783)	(170,220)	(17,991)
Grants receivable	(254,884)	(177,916)	(42,138)
Income tax payable	128,982	—	121,924
Employee entitlements	434,052	146,680	63,444
Accounts payable and accrued expenses	476,388	(165,942)	173,073

Net cash provided by/(used in) operating activities	(5,913,112)	(5,006,467)	(689,760)

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,030,346)	(6,044,022)	(3,140,291)

Net cash used in investing activities	(10,030,346)	(6,044,022)	(3,140,291)

Cash flows from financing activities:
Net proceeds from share issue	28,829,239	—	9,990,001
Proceeds from stock options exercised	85,884	62,455	—

Net cash provided by financing activities	28,915,123	62,455	9,990,001

Net increase in cash and cash equivalents	12,971,665	(10,988,034)	6,159,950
Cash and cash equivalent at beginning of period	—	23,885,198	3,253,426
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	1,843,182	1,917,683	2,468

Cash and cash equivalents at end of period	$14,814,847	$14,814,847	$9,415,844

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

							Foreign
					Additional		currency	Total
	Preference Shares		Ordinary shares		paid-in	Accumulated	translation	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	reserve	equity
		US$		US$	US$	US$	US$	US$
Balances at December 31, 2006	—	—	127,999,976	12,800	30,144,048	(2,387,877)	145,754	27,914,725

Comprehensive Income

Net loss	—	—	—	—	—	(4,802,564)	—	(4,802,564)

Foreign currency translation reserve	—	—	—	—	—	—	2,838,190	2,838,190

Total Comprehensive Income								(1,964,374)

Exercise of stock options issued to employees	—	—	206,612	21	62,434	—	—	62,455

Stock option expense	—	—	—	—	249,177	—	—	249,177

Balances at September 30, 2007	—	—	128,206,588	12,821	30,455,659	(7,190,441)	2,983,944	26,261,983

Note

#	Common stock has a par value of $0.0001.

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
Organization of the Company
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
     Universal Biosensors has rights to an extensive patent portfolio comprising a number of patent applications owned by our wholly owned Australian subsidiary, Universal Biosensors Pty Ltd, and a large number of patents and patent applications licensed to us by LifeScan, Inc. (“LifeScan”), an affiliate of Johnson & Johnson Corporation.
     The Group has a range of point-of-care blood tests in development including a C-reactive protein test which may be used to assist in the diagnosis and management of inflammatory conditions and a prothrombin time test which may be used for monitoring the therapeutic range of the anticoagulant, warfarin. The Group has developed a working prototype of a C-reactive protein test and a prothrombin time test. Universal Biosensors intends to develop additional immunoassay tests by taking proven disease biomarkers currently used in the central laboratory environment and adapting those diagnostic tests to the point-of-care setting, using the Group’s platform of electrochemical cell technologies.
     On October 29, 2007, Universal Biosensors entered into a Master Services and Supply Agreement with LifeScan which contains the terms pursuant to which Universal Biosensors Pty Ltd will provide certain services in the field of blood glucose monitoring to LifeScan and will act as a nonexclusive manufacturer of blood glucose test strips for LifeScan (“Master Services and Supply Agreement”). For additional details with respect to the Master Services and Supply Agreement refer to the section below titled “Subsequent Events”. Additionally, the Group will continue to provide research and development services to LifeScan in the field of blood glucose monitoring under a development and research agreement (“Development and Research Agreement”).
     All business operations and research and development activities are undertaken in Melbourne, Australia by the Company’s wholly owned subsidiary, Universal Biosensors Pty Ltd, under a research and development sub-contract and sub-license agreement with the Company.
     The Group is considered a development stage enterprise as a result of the stage of development of the Group’s operations.
Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2006, included in the Registration Statement on Form 10 of Universal Biosensors, Inc.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     The year-end condensed balance sheet data as at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
Principles of Consolidation
     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary Universal Biosensors Pty Ltd. The Company and Universal Biosensors Pty Ltd are collectively referred to in this document as the “Group”. All significant intercompany balances and transactions have been eliminated in consolidation.
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
     Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life of machinery and equipment is 4 to 10 years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred and include minor corrections and normal services and do not include items of capital nature.

	September	December
	30, 2007	31, 2006
	$	$
Plant and equipment	3,544,866	2,170,549
Leasehold improvements	3,736,939	192,724
Capital work in process	6,477,167	4,339,007

	13,758,972	6,702,280
Accumulated depreciation	(1,466,141)	(1,034,745)

Property, plant & equipment — net	12,292,831	5,667,535

     Capital work in process relates to assets under construction and comprises primarily of specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represent the percentage of expenditure that has been completed, and once the assets are placed into service the Company begins depreciating the respective assets.
     The Company receives Victorian government grants under certain research agreements to purchase plant and equipment. Plant and equipment is presented net of the government grant of $132,405 for the nine months ended September 30, 2007. The grants are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grants received in advance of the relevant expenditure are treated as deferred income and included in Current Liabilities on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under research agreements are recorded as Other Currents Assets on the balance sheet.
     Depreciation expense was $1,180,707 for the period from inception to September 30, 2007 and $132,651 and $71,638 for the three months ended September 30, 2007 and 2006, respectively, and $290,256 and $198,557 for the nine months ended September 30, 2007 and 2006, respectively.
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

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Research and development expenses for the period from inception to September 30, 2007 and for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006 are as follows:

	Period from
	inception to	Three Months Ended		Nine Months Ended
	September	September 30,		September 30,
	30, 2007	2007	2006	2007	2006
	$	$	$	$	$
Research and development expenses (net of research grants of $1,430,464 for the period from inception to September 30, 2007 and $202,654 and $81,920 for the three months ended September 30, 2007 and 2006 respectively and $525,873 and $322,054 for the nine months ended September 30, 2007 and 2006 respectively)	11,256,926	1,523,030	753,150	3,998,043	1,850,617

Income Taxes
     The Company applies Statement of Financial Accounting Standards No. 109 — Accounting for Income Taxes (SFAS 109) which establishes financial accounting and reporting standards for the effects of income taxes that result from a company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
Revenue Recognition
Research and development revenue
     The Company receives research and development revenue under a Development and Research Agreement with LifeScan. The Development and Research Agreement provides details of the amount to be charged to LifeScan each year for the provision of research and development services. For fiscal 2007, LifeScan is paying the Company approximately $250,000 per quarter under the Development and Research Agreement. The revenue derived from the Development and Research Agreement is recognized over the period in which the agreed upon research services are completed. Under the Development and Research Agreement, we are not matching the revenue to a specific expenditure but to a specified period of research. The annual research and development revenue received from LifeScan is agreed with LifeScan from time to time and is subject to the Company continuing its research and development activities in the blood glucose area, the provision of quarterly reports and other obligations under the Development and Research Agreement. We have and continue to satisfy the requirements of the Development and Research Agreement.
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
     In 2006, the Company expanded significantly its Australian based research activities. All of the Company’s directors became resident in Australia. The majority of the Company’s expenditure on research and development is Australian dollar denominated. It also began planning for and successfully accomplished a capital raising in Australian dollars and listed on the ASX. The majority of cash and other monetary assets now held by the Company are denominated in Australian dollars.
     Due to these changes in circumstance, management is of the view that the functional currency of the Company changed in 2006 to Australian dollars. This change was effected from December 1, 2006. The functional currency of Universal Biosensors Pty Ltd (the Company’s wholly owned subsidiary) is Australian dollars for all years presented.

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
     Such value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R). There were no transitional adjustments on adoption of SFAS 123 (R).
     The total share-based compensation expense recorded by the Company for the period from inception to September 30, 2007 and for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006 is allocated among the following categories:

	Period from
	inception to
	September	Three Months Ended		Nine Months Ended
	30,	September 30,		September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Research and development	243,566	100,987	20,300	137,103	88,533
General and administrative	309,791	38,011	37,700	112,074	164,418

Total share-based compensation expense	553,357	138,998	58,000	249,177	252,951

The above charges had no impact on the Company’s cash flows.
The assumptions for the option grants computed using the Black-Scholes option pricing model were:

	Grant Date
	September 2007	March 2007	2006	2004
Exercise Price	$1.08	$1.01	$0.33	$0.29
Share Price at Grant Date	$1.03	$0.98	$0.33	$0.29
Volatility	72%	74%	55%	40%-45%
Expected Life	10 years	10 years	10 years	10 years
Risk Free Interest Rate	5.99%	5.86%	4.40%	4.65%
Fair Value of Option	$0.63	$0.77	$0.23	$0.08

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     A summary of activity in the Option Plan for the nine-month period ended September 30, 2007 is as follows:

	Number of Options	Weighted -Average
	Over Shares	Exercise Price
Outstanding Balance, December 31, 2006	3,820,487	$0.31
Granted	1,508,000	1.04
Exercised	(206,612)	0.30
Lapsed	(61,605)	0.33

Outstanding Balance, September 30, 2007	5,060,270	0.53

Exercisable shares as of September 30, 2007	2,704,064	0.30
     As of September 30, 2007, there was $848,998 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Option Plan. This expense is expected to be recognized as follows:

Fiscal Year
2007 — remaining periods	$106,575
2008	288,508
2009	306,917
2010	146,998

848,998

Pension Costs
     As required by Australian law, Universal Biosensors Pty Ltd contributes to standard superannuation funds on behalf of all employees at an amount up to nine percent of each such employee’s salary. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. The Company permits employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the statement of operations as they become payable.
Net Loss per Share and Anti-dilutive Securities
     Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards No. 128 — Earnings Per Share (SFAS 128). Basic and diluted net loss per share has been computed using the weighted-average number of common shares outstanding during the period. All periods present in these financial statements have been retroactively adjusted for an 3,624.75 subdivision of our shares capital effected immediately prior to the issue of shares under our initial public offering in Australian and concurrent US private placement in December 2006. The potentially dilutive options issued under the Option Plan were not considered in the computation of diluted net loss per share because they would be anti-dilutive given the Group’s loss making position in this and previous years.
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
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     A reconciliation of net loss to comprehensive loss is as follows:

	Period from
	inception to
	September	Three Months Ended		Nine Months Ended
	30,	September 30,		September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Net loss	(7,190,441)	(1,724,504)	(566,064)	(4,802,564)	(1,373,111)
Currency translation adjustment	2,983,944	993,754	(838)	2,838,190	(27,095)

Total comprehensive loss	(4,206,497)	(730,750)	(566,902)	(1,964,374)	(1,400,206)

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
     Subsequent Events
     On October 29, 2007, 100,000 stock options with an exercise price of AUD$1.20 were granted to a new employee of Universal Biosensors Pty Ltd.
     On October 29 , 2007, Universal Biosensors entered into a Master Services and Supply Agreement with LifeScan which contains the terms pursuant to which Universal Biosensors Pty Ltd will provide certain services in the field of blood glucose monitoring to LifeScan and will act as a nonexclusive manufacturer of blood glucose test strips for LifeScan. Under the Master Services and Supply Agreement, Universal Biosensors Pty Ltd will receive a payment from LifeScan following signing of the agreement and may receive payments from LifeScan upon the achievement of regulatory approvals in certain specified jurisdictions of a new blood glucose product which Universal Biosensors has been involved in developing. If LifeScan is successful in obtaining regulatory approval for the product and selling the product in the market, Universal Biosensors Pty Ltd will receive service fees calculated with reference to the number of blood glucose tests strips sold by LifeScan and will also receive fees for any blood glucose test strips manufactured and supplied by Universal Biosensors Pty Ltd to LifeScan.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     On October 30, 2007, the Company announced that it intends to undertake a renounceable right issue to raise approximately AUD$30 – 35 million. The issue price of shares to be issued under the rights issue is currently proposed to be at or below AUD$1.20. The funds raised under the proposed rights issue will be used to allow the Group to deliver under the Master Services and Supply Agreement and to progress the Group’s other development programs. The conduct of the rights issue is subject to appropriate market conditions and is expected to be completed by early 2008.

UNIVERSAL BIOSENSORS, INC.
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our unaudited consolidated condensed financial statements and related footnotes, and our audited consolidated financial statements and related footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form 10 filed with the United States Securities and Exchange Commission (“SEC”). This Form 10-Q contains, including this discussion and analysis, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including statements relating to future events and our future financial performance. Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words.
     The forward looking statements contained in this Form 10-Q are based on our current expectations, assumptions, estimates and projections about the Company and its businesses. All such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those results expressed or implied by these forward-looking statements, including those set forth in this Quarterly Report.
Overview
     We are a specialist medical diagnostics company focused on the development, manufacture and commercialization of in vitro diagnostic test devices for point-of-care use. In vitro diagnostic testing involves the testing outside of the body of a body fluid (e.g. blood or saliva) or tissue sample (biopsies or swabs). The diagnostic blood test devices we are developing comprise a novel disposable test strip and a reusable meter. The devices are designed to be used near to or at the site of the patient (at the “point-of-care”) to provide accurate and quick results to enable treatment to be immediately reviewed. We have rights to an extensive patent portfolio comprising a number of patent applications owned by our wholly owned Australian subsidiary, Universal Biosensors Pty Ltd, and a large number of patents and patent applications licensed to us by LifeScan, an affiliate of Johnson & Johnson.
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
     We recently entered into a Master Services and Supply Agreement which contains the terms pursuant to which Universal Biosensors Pty Ltd will provide certain services in the field of blood glucose monitoring to LifeScan and will act as a nonexclusive manufacturer of blood glucose test strips for LifeScan. Additionally, we will continue to provide contract research and development services to LifeScan in the in the field of blood glucose monitoring pursuant to a Development & Research Agreement. With the exception of the first year of our operations when we made a small profit of $110,670, we have incurred net losses since our inception. Our accumulated losses from inception to September 30, 2007 are $7,190,441. We expect to continue to incur losses as we continue the development of our point-of-care tests and expand our organization and commercial manufacturing capability until we are able to generate sufficient revenues under the Master Services and Supply Agreement and/or from the sale of any of our own products. Under the Master Services and Supply Agreement, Universal Biosensors Pty Ltd will receive a payment from LifeScan following signing of the agreement and may receive payments from LifeScan upon the achievement of regulatory approvals in certain specified jurisdictions of a new blood glucose product which Universal Biosensors has been involved in developing. If LifeScan is successful in obtaining regulatory approval for the product and selling the product in the market, Universal Biosensors will receive service fees based on the number of blood glucose tests strips sold by LifeScan and will also receive fees for blood glucose test strips manufactured and supplied by Universal Biosensors Pty Ltd to LifeScan. The receipt and timing of any such payments under the Master Services and Supply Agreement is uncertain.

UNIVERSAL BIOSENSORS, INC.
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
Research and development expenses for the respective periods are as follows:

	Period from
	inception to
	September	Three Months Ended		Nine Months Ended
	30,	September 30,		September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Research and development expenses	12,687,390	1,725,684	835,070	4,523,916	2,172,671
Research grants received recognized against related research and development expenses	(1,430,464)	(202,654)	(81,920)	(525,873)	(322,054)

Research and development expenses as reported	11,256,926	1,523,030	753,150	3,998,043	1,850,617

     These expenses are related to developing our electrochemical cell platform technologies and diagnostic test pilot manufacturing production. Our expenses have significantly increased and are expected to continue to increase significantly throughout the balance of 2007 as we expand our research and development programs and expand our organization and commercial manufacturing capability.
     We have not reported our internal historical research and development costs or our personnel and personnel-related costs on a project-by-project basis. Our programs share a substantial amount of our common fixed costs such as facilities, depreciation, utilities and maintenance. Accordingly, we do not track our research and development costs by individual research and development program.
     In addition, we expect research and development expenditures to grow as we advance our development programs and explore other commercial opportunities our technology platform can be applied to. We cannot predict what it will cost to complete our research and development programs or when or if they will be completed and commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain and, both the C-reactive protein and prothrombin time tests still have a high degree of technical development risk. In addition, our business strategy contemplates that if appropriate we may enter into collaborative arrangements with third parties for one or more of our programs. In the event that third parties assume responsibility for certain research or development activities, the estimated completion dates of those activities will be under the control of the third party rather than with us. We cannot forecast, with any certainty, which programs, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our research and development plans or capital requirements.

UNIVERSAL BIOSENSORS, INC.
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
     General and administrative expenses increased by 97% and 127% during the three and nine months ended September 30, 2007, respectively, compared to the same periods last year. General and administrative expenses increased as we expand our accounting staff, add infrastructure and incur additional costs related to operating as a company whose shares in the form of CDIs are quoted on the ASX and compliance costs associated with being a domestic United States issuer subject to SEC reporting requirements.
Research and Development Income
     Our research and development income for the three months and nine months ended September 30, 2007 and 2006 was $249,996, $500,000, $749,988 and $1,500,000, respectively recognized pursuant to the Development and Research Agreement with LifeScan.
Interest Income
     Interest income increased by 130% and 453% during the three and nine months ended September 30, 2007, respectively, compared to the same periods last year. The increase is primarily due to higher cash balances.
Liquidity and Capital Resources
     Since inception, our operations have mainly been financed through the issuance of equity securities. Additional funding has come through payments received from LifeScan under the Development and Research Agreement, research grants and interest on investments. Through to September 30, 2007, we had received aggregate net cash proceeds from the following: (a) $28,829,239 from the issuance of equity securities; (b) $8,402,814 from LifeScan under our Development and Research Agreement; (c) $1,430,464 as contributions from government grants; and (d) $1,548,665 from interest on investments. As of September 30, 2007 and December 31, 2006, respectively, we had $14,814,847 and $23,885,198, respectively, in cash, cash equivalents and short-term investments. Our cash and investment balances are held in money market accounts and short-term instruments. Cash in excess of immediate requirements is invested in short-term instruments with regard to liquidity and capital preservation.
     For the nine months ended September 30, 2007, we used net cash of $5,006,467 for operating activities. This consisted of a net loss for the period of $4,802,564, which included $290,256 of non-cash depreciation and amortization and non-cash stock option expense of $249,177. Net cash used in investing activities during the nine months ended September 30, 2007 was $6,044,022, which included purchase of plant and equipment reflecting the expansion of our manufacturing capabilities and fit out of our new facilities. Net cash provided by financing activities during the nine months ended September 30, 2007 was $62,455 resulting from the exercise of options by former employees.
     As at September 30, 2007, we had cash and cash equivalents of $14,814,847 as compared to $23,885,198 as of December 31, 2006. This decrease was due to the funding of our ongoing operations including capital expenditure outlay. We recently entered into a Master Services and Supply Agreement. Refer to the section titled “Subsequent Events” for a summary of the potential revenue that Universal Biosensors Pty Ltd may receive under the Master Services and Supply Agreement. The receipt and timing of any such revenue under the Master Services and Supply Agreement is uncertain.

UNIVERSAL BIOSENSORS, INC.
     If at any time LifeScan indicates that it will not proceed with commercialization of the blood glucose test which Universal Biosensors has been involved in developing, or if the product does not obtain regulatory approval, the Company will focus its manufacturing equipment for use in the development and manufacture of immuno-assay tests.
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
     The total cost of the projects which we are undertaking is subject to a range of factors. As a result, we consider that at this stage of the Company’s development, we are unable to give investors reliable details in relation to the potential cost of our project to the Company. Based on our cash, cash equivalents and short-term marketable securities balances, the Company proposes to raise further funds by early 2008 by way of a renounceable rights issue in the manner summarized in the section titled “Subsequent Events” above. The funds raised under the proposed rights issue will be used to allow the Group to deliver under the Master Services and Supply Agreement and to progress the Group’s other development programs.
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
Operating Capital and Capital Expenditure Requirements
     The sale of additional equity securities will result in dilution to our stockholders. If we raise additional funds in the future through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business.
     As a result of the numerous risks and uncertainties associated with our business strategy, we are unable to estimate the exact amounts of our capital and working capital requirements. We estimate our total capital expenditures in 2007 to be in the range of $6,000,000 to $7,000,000 for the purchase of equipment to support our activities, such as the scale-up of our manufacturing capability, developing and progressing the blood glucose test to the point where it is capable of commercial sale, for ongoing development of our existing products and for other ongoing research and development activities. We have also funded the majority of the fit out cost of our new facilities at Corporate Avenue from our existing cash. Our capital expenditure in connection with the fit out is likely to total approximately $5,000,000. Our future funding requirements will depend on many factors, including, but not limited to:
•	continued income from LifeScan under our Development and Research Agreement;

•	our ability to scale our manufacturing operations to meet demand for blood glucose strips under the Master Services and Supply Agreement and for our point-of-care tests;

•	additional costs related to the fit out of our manufacturing facility in Melbourne, Australia and the acquisition of additional manufacturing equipment;

•	our ability to perform the required services under the Master Services and Supply Agreement;

•	regulatory approval of the blood product which Universal Biosensors has been involved in developing in conjunction with LifeScan and LifeScan determining to launch the product;

•	the receipt of revenue from LifeScan under the Master Services and Supply Agreement through: (i) milestone payments upon the achievement of regulatory milestones; (ii) services fees calculated with reference to blood glucoses tests strips sold by LifeScan; and (iii) income from the manufacture of blood glucose tests strips by Universal Biosensors for LifeScan through the manufacture and supply of blood glucose tests strips;

•	the emergence of competing or complementary technological developments;

UNIVERSAL BIOSENSORS, INC.
•	the success of our research and development efforts;

•	any expenditures related to commercial production of our point-of-care tests during this period and the rate of progress and cost of our product development activities;

•	revenue generated by sales of our point-of-care tests;

•	expenses we incur in manufacturing, developing, marketing and selling products;

•	costs and timing of additional regulatory approvals;

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
Off-Balance Sheet Arrangement
     The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2007 would be:

Less than 1 year	$420,253
1 – 3 years	881,493
3 – 5 years	940,421
More than 5 years	747,063

Total minimum lease payments	$2,989,230

Contractual Obligations
     Our future contractual obligations primarily for future rental payment obligations on the current office and manufacturing space, including financing costs, at September 30, 2007 were as follows:

	Payments Due By Period
		Less than 1			More than 5
	Total	year	1 – 3 years	3 – 5 years	years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	2,989,230	420,253	881,493	940,421	747,063
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities on Balance Sheet under GAAP	79,084	—	—	—	79,084

Total	3,068,314	420,253	881,493	940,421	826,147

Segments
     We operate in one segment. Our principal activities are the research, development, manufacture and commercialization of in vitro diagnostic test devices for point-of-care use. We operate predominantly in one geographical area, being Australia.

UNIVERSAL BIOSENSORS, INC.
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

UNIVERSAL BIOSENSORS, INC.
Item 4 Controls and Procedures
     The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.
     Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures as of September 30, 2007 were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     There were no changes in our internal control over financial reporting that occurred in the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL BIOSENSORS, INC.
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

	Number of Options
	Exercised and
	Corresponding Number
Period Ending	of Shares Issued	Option Exercise Price	Proceeds Received
January, 2007	79,745	$ 0.29	$ 23,425
April, 2007	7,250	$ 0.33	$ 2,400
July, 2007	28,998	$ 0.33	$ 9,600
August, 2007	10,874	$ 0.33	$ 3,588
August, 2007	79,745	$ 0.29	$ 23,442

Total	206,612		$ 62,455

UNIVERSAL BIOSENSORS, INC.
Item 4 Submission of Matters to a Vote of Security Holders
     None.

UNIVERSAL BIOSENSORS, INC.
Item 6 Exhibits

Exhibit No	Description	Location
3.1*	Amended and Restated Articles of Incorporation	Incorporated herein by reference

3.2*	Amended and Restated By-Laws	Incorporated herein by reference

10.1	Master Services and Supply Agreement (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)	Filed herewith

10.2	Amendment to the License Agreement (which amends the License Agreement filed on April 30, 2007 on Form 10 as Exhibit 10.1)	Filed herewith

10.3	Amendment to Development and Research Agreement (which amends the Development and Research Agreement filed on April 30, 2007 on Form 10 as Exhibit 10.2 and the Amendment to Development and Research Agreement filed on June 12, 2007 on Amendment No. 2 to Form 10 as Exhibit 10.2)	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.0	Section 1350 Certificate	Filed herewith

* Previously filed as an exhibit by the same number of the Company’s Form 10 on April 30, 2007.

UNIVERSAL BIOSENSORS, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.

(Registrant)

	By:	/s/ MARK MORRISSON

Date: November 14, 2007		Mark Morrisson
Chief Executive Officer and Executive
Director

	By:	/s/ SALESH BALAK

Date: November 14, 2007		Salesh Balak
Chief Financial Officer

UNIVERSAL BIOSENSORS, INC.
INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated November 14, 2007

Exhibit No	Description	Location
3.1*	Amended and Restated Articles of Incorporation	Incorporated herein by reference

3.2*	Amended and Restated By-Laws	Incorporated herein by reference

10.1	Master Services and Supply Agreement (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)	Filed herewith

10.2	Amendment to the License Agreement (which amends the License Agreement filed on April 30, 2007 on Form 10 as Exhibit 10.1)	Filed herewith

10.3	Amendment to Development and Research Agreement (which amends the Development and Research Agreement filed on April 30, 2007 on Form 10 as Exhibit 10.2 and the Amendment to Development and Research Agreement filed on June 12, 2007 on Amendment No. 2 to Form 10 as Exhibit 10.2)	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.0	Section 1350 Certificate	Filed herewith

* Previously filed as an exhibit by the same number of the Company’s Form 10 filed on April 30, 2007.