Form 10-Q
period 2008-03-31
UNIVERSAL BIOSENSORS INC
filed 2008-04-30
CIK 1279695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Universal Biosensors, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0424072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Universal Biosensors, Inc. 1 Corporate Avenue, Rowville, 3178, Victoria Australia	Not Applicable
(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 156,958,812 shares of Common Stock, $0.0001 par value, outstanding as of April 30, 2008.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1) Consolidated condensed balance sheets at March 31, 2008 and December 31, 2007 (unaudited)	3

	2) Consolidated condensed statements of operations for the three months ended March 31, 2008 and 2007 (unaudited),	4

	3) Consolidated condensed statements of cash flows for the three months ended March 31, 2008 and 2007 (unaudited)	5

	4) Consolidated condensed statements of changes in stockholder’s equity and comprehensive income for the period ended March 31, 2008 (unaudited)	6

	5) Notes to consolidated condensed financial statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	Not Applicable

Item 1A	Risk Factors	Not Applicable

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3	Defaults Upon Senior Securities	Not Applicable

Item 4	Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5	Other Information	Not Applicable

Item 6	Exhibits	26

	Exhibit 3.1
	Exhibit 3.2
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.0

SIGNATURES		27

PART I
Item 1 Financial Statements
UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	US$	US$
ASSETS
Current assets:
Cash	$34,000,937	$36,990,423
Short-term investments (held-to-maturity)	2,867,374	2,753,679
Inventory — Raw materials	789,723	429,016
Accrued income	157,962	70,361
Receivables	478,116	485,902
Financial instruments	156,286	—
Other current assets	2,808,644	796,782

Total current assets	41,259,042	41,526,163

Property, plant and equipment	18,165,426	15,828,321
Less accumulated depreciation	(1,794,321)	(1,386,070)

Property, plant and equipment — net	16,371,105	14,442,251
Spare parts	84,956	23,907

Total assets	$57,715,103	$55,992,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$968,972	$786,296
Income taxes payable	—	15,869
Accrued expenses	754,096	808,210
Deferred income	—	—
Employee entitlements provision	319,288	236,070

Total current liabilities	2,042,356	1,846,445

Non-current liabilities:
Asset retirement obligations	1,468,757	1,381,372
Employee entitlements provision	116,829	89,239

Total non-current liabilities	1,585,586	1,470,611

Total liabilities	3,627,942	3,317,056

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2008 (2007: nil)
Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 156,958,812 shares in 2008 (2007: 156,958,812)	15,696	15,696
Additional paid-in capital	59,063,407	58,920,901
Accumulated deficit	(10,837,569)	(9,759,926)
Accumulated other comprehensive income	5,845,627	3,498,594

Total stockholders’ equity	54,087,161	52,675,265

Total liabilities and stockholders’ equity	$57,715,103	$55,992,321

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Period from
	inception to
	March 31,	Three Months Ended March 31,
	2008	2008	2007
	US$	US$	US$

Revenue	$—	$—	$—
Cost of goods sold	—	—	—

Gross profit	—	—	—

Operating expenses:
Research and development (1 and 2)	15,035,462	1,772,390	1,098,020
General and administrative (3)	8,349,246	1,259,302	638,093

Total operating expenses	23,384,709	3,031,692	1,736,113

Research and development income	8,902,807	250,000	249,997
Loss from operations	(14,481,902)	(2,781,692)	(1,486,116)
Other income	3,635,768	1,701,282	307,586

Net loss before tax	(10,846,133)	(1,080,410)	(1,178,530)
Income tax benefit	8,564	2,767	—

Net loss	$(10,837,569)	$(1,077,643)	$(1,178,530)

Basic and diluted net loss per share	$(0.18)	$(0.01)	$(0.01)

Number of shares used to compute per share data	60,576,408	156,958,812	128,060,905

Notes:

1 Net of research grant income in these amounts	1,854,687	218,144	149,726

2 Includes non-cash compensation expense (research and development)	462,124	70,534	19,267

3 Includes non-cash compensation expense (general & administrative)	517,563	86,772	26,331
See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Period
	from inception
	to March 31,	Three Months Ended March 31,
	2008	2008	2007
	US$	US$	US$

Cash flows from operating activities provided by/(used in):
Net loss	(10,837,569)	(1,077,643)	(1,178,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment of plant & equipment	1,831,449	346,471	77,244
Share based payments expense	979,687	157,306	45,598
Loss on fixed assets disposal	97,715	—	—
Translation (gain)/loss	330,373	80,324	7,952
Change in assets and liabilities:
Inventory — Raw materials	(789,723)	(360,707)	—
Receivables	(423,327)	62,575	—
Prepaid expenses and other current assets	(2,917,083)	(2,117,773)	(147,401)
Grants receivable	(157,963)	(87,601)	(72,758)
Income tax payable	—	(15,869)	—
Employee entitlements	556,370	110,808	48,036
Accounts payable and accrued expenses	941,130	(26,353)	146,309
Other liabilities	—	—	—

Net cash provided by/(used in) operating activities	(10,388,941)	(2,928,462)	(1,073,550)

Cash flows from investing activities:
Purchases of investment securities	(2,753,679)	—	—
Purchases of property, plant and equipment	(13,301,233)	(1,571,495)	(1,296,522)

Net cash used in investing activities	(16,054,912)	(1,571,495)	(1,296,522)

Cash flows from financing activities:
Gross proceeds from share issue	56,945,133	—	—
Transaction costs on share issue		(14,800)	—
Proceeds from stock options exercised	154,283	—	23,425

Net cash provided by/(used in) financing activities	57,099,416	(14,800)	23,425

Net increase in cash and cash equivalents	30,655,563	(4,514,757)	(2,346,647)
Cash and cash equivalent at beginning of period	—	36,990,422	23,885,198
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	3,345,374	1,525,272	329,406

Cash and cash equivalents at end of period	34,000,937	34,000,937	21,867,957

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

					Additional		Foreign	Total
	Preference Shares		Ordinary shares		Paid-in	Accumulated	currency	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	translation reserve	equity
		US$		US$	US$	US$	US$	US$
Balances at December 31, 2007			156,958,812	15,696	58,920,901	(9,759,926)	3,498,594	52,675,265
Transaction costs on share issued in 2007	—	—		—	(14,800)	—	—	(14,800)
Comprehensive Income
Net loss	—	—	—	—	—	(1,077,643)	—	(1,077,643)
Foreign currency translation reserve	—	—	—	—	—		2,347,033	2,347,033

Total Comprehensive Income								1,269,390

Exercise of stock options issued to employees	—	—	—	—	—	—	—	—
Stock option expense	—		—	—	157,306	—	—	157,306

Balances at March 31, 2008	—	—	156,958,812	15,696	59,063,407	(10,837,569)	5,845,627	54,087,161

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
Organization of the Company
     Universal Biosensors, Inc. (the “Company”) was incorporated on September 14, 2001 in the United States, and its wholly owned subsidiary and operating vehicle, Universal Biosensors Pty Ltd, was incorporated in Australia on September 21, 2001. Collectively, the Company and its wholly owned subsidiary Universal Biosensors Pty Ltd are referred to as “Universal Biosensors” or the “Group”. The Company’s shares of common stock in the form of CHESS Depositary Interests (“CDIs”) were quoted on the Australian Securities Exchange (“ASX”) on December 13, 2006 following the initial public offering in Australia of the Company’s shares of common stock. Our securities are not currently traded on any other public market.
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
     The Group has a range of point-of-care blood tests in development including an immunoassay point-of-care test to measure the amount of C-reactive protein in the blood which may be used to assist in the diagnosis and management of inflammatory conditions and a prothrombin time test which may be used for monitoring the therapeutic range of the anticoagulant, warfarin. The Group has developed a working prototype of the immunoassay C-reactive protein test and the prothrombin time test. Universal Biosensors also intends to develop additional immunoassay based point-of-care test devices by taking selected disease biomarkers currently measured in the central laboratory environment and creating tests using those biomarkers for the point-of-care setting using our novel platform of electrochemical cell technologies. Universal Biosensors propose to focus on the development of products which do not rely on the development of new medicines, treatments or biomarkers, but where existing therapies or practice can be enhanced significantly by simple and accurate diagnostic tools incorporating well known biomarkers.
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
Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2007, included in the Form 10-K of Universal Biosensors, Inc.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     The year-end condensed balance sheet data as at December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
Basis of Presentation
     These financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts are expressed in United States dollars unless otherwise stated.
     The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained operating losses since inception. The Company expects to continue to incur losses as it continues the development of its point-of-care tests and expands the organization and commercial manufacturing capability until the Company is able to generate sufficient revenues under the Master Services and Supply Agreement and/ or from the sale of any of its own products.
Principles of Consolidation
     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary Universal Biosensors Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, deferred income taxes, asset retirement obligations and obligations related to employee benefits. Actual results could differ from those estimates.
Cash & Cash Equivalents
     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. For cash and cash equivalents, the carrying amount approximates fair value due to the short maturity of those instruments.
Short-Term Investments (Held —to-maturity)
     Short-term investments constitute all highly liquid investments with term to maturity from three months to twelve months. The carrying amount of short-term investments is equivalent to its fair value.
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

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     The blood glucose test being developed with LifeScan and the Company’s own product candidates require approvals or clearances from regulatory authorities including the U.S. Food and Drug Administration or other international regulatory agencies prior to commercialized sales. There can be no assurance that the blood glucose test or the Company’s own product candidates will receive any of the required approvals or clearances. If any such approval or clearances were denied or delayed, it may have a material adverse impact on the Company.
Derivative Instruments and Hedging Activities
Derivative financial instruments
     The Company uses derivative financial instruments to hedge its exposure to foreign exchange arising from operating, investing and financing activities. The Company does not hold or issue derivative financial instruments for trading purposes. However, derivatives that do not qualify for hedge accounting are accounted for as trading instruments.
     Derivative financial instruments are recognized initially at fair value. Subsequent to initial recognition, derivative financial instruments are stated at fair value. The gain or loss on remeasurement to fair value is recognized immediately in the income statement. However, where derivatives qualify for hedge accounting, recognition of any resultant gain or loss depends on the nature of the item being hedged.
Cash flow hedges
     Where a derivative financial instrument is designated as a hedge of the variability in cash flows of a recognized asset or liability, or a highly probable forecast transaction, the effective part of any gain or loss on the derivative financial instrument is recognized directly in equity. When the forecast transaction subsequently results in the recognition of a non-financial asset or non-financial liability, the associated cumulative gain or loss is removed from equity and included in the initial cost or other carrying amount of the non-financial asset or liability. If a hedge of a forecast transaction subsequently results in the recognition of a financial asset or a financial liability, then the associated gains and losses that were recognized directly in equity are reclassified into the income statement in the same period or periods during which the asset acquired or liability assumed affects the income statement.
     For cash flow hedges, other than those covered by the preceding statement, the associated cumulative gain or loss is removed from equity and recognized in the income statement in the same period or periods during which the hedged forecast transaction affects the income statement and on the same line item as that hedged forecast transaction. The ineffective part of any gain or loss is recognized immediately in the income statement.
     When a hedging instrument expires or is sold, terminated or exercised, or the Company revokes designation of the hedge relationship but the hedged forecast transaction still is expected to occur, the cumulative gain or loss at that point remains in equity and is recognized in accordance with the above policy when the transaction occurs. If the hedged transaction is no longer expected to take place, then the cumulative unrealized gain or loss recognized in equity is recognized immediately in the income statement.
     Exposure to foreign exchange risks arises in the normal course of the Company’s business. Derivative financial instruments are used to hedge exposure to fluctuations in foreign exchange rates.
     It is the Company’s policy to use forward exchange contracts to hedge anticipated sales and purchases in foreign currencies.
     The amount of forward cover taken is in accordance with approved policy and internal forecasts.

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
Property, Plant and Equipment
     Property, plant and equipment are recorded at acquisition cost, less accumulated depreciation.
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

	March 31,	December 31,
	2008	2007
	$	$
Plant and equipment	3,674,268	3,349,905
Leasehold improvements	6,876,201	5,548,792
Capital work in process	7,614,957	6,929,624

	18,165,426	15,828,321
Accumulated depreciation	(1,794,321)	(1,386,070)

Property, plant & equipment, net	16,371,105	14,442,251

     Capital work in process relates to assets under construction and comprises primarily of specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represents the percentage of expenditure that has been completed, and once the assets are placed into service the Company begins depreciating the respective assets. The accumulated amortisation of capitalised leasehold improvements for the fiscal year ended December 31, 2007 and for the three month period ended March 31, 2008 was $264,668 and $518,373, respectively.
     The Company receives Victorian government grant monies under a grant agreement to support the establishment of a medical diagnostic manufacturing facility in Victoria through the purchase of plant and equipment. Plant and equipment is presented net of the government grant of $132,240 and $0 for the year ended December 31, 2007 and for the three month period ended March 31, 2008, respectively. The grant monies are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grant monies received in advance of the relevant expenditure are treated as deferred income and included in “Current Liabilities” on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under the grant agreement are recorded as “Currents Assets” on the balance sheet.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Depreciation expense was $1,831,449 for the period from inception to March 31, 2008 and $346,741 and $77,244 for the three months ended March 31, 2008 and 2007, respectively.
     The movement in accumulated depreciation is agreed to depreciation expense as follows:

	March 31,	December 31,
	2008	2007
	$	$
Movement in accumulated depreciation	408,251	351,325
Written down value of fixed assets disposed	—	391,542
Difference in exchange rates	(61,510)	(148,340)

Depreciation expense	346,741	594,527

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
     The Group receives Australian Commonwealth government grant funding under an R&D Start Grant Agreement as compensation for expenses incurred in respect of certain research activities into dry chemistry immunosensors. Such grants reduce the related research and development expenses as and when the relevant research expenses are incurred. Grants received in advance of incurring the relevant expenditure are treated as deferred research grants and included in current liabilities on the balance sheet as the Group has not earned these amounts until the relevant expenditure has been incurred. Grants due to the Group under research agreements are included in current assets on the balance sheet.
     Research and development expenses for the period from inception to March 31, 2008 and for the three months ended March 31, 2008 and 2007 are as follows:

	Period from
	inception to
	March 31,	Three Months Ended March 31,
	2008	2008	2007
	$	$	$
Research and development expenses	16,890,149	1,990,534	1,247,746
Research grants received recognized against related research and development expenses	(1,854,687)	(218,144)	(149,726)

Research and development expenses as reported	15,035,462	1,772,390	1,098,020

Income Taxes
     The Company applies Statement of Financial Accounting Standards No. 109 — Accounting for Income Taxes (“SFAS 109”) which establishes financial accounting and reporting standards for the effects of income taxes that result from a company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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
     The Company adopted FASB Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007 which has not had a material impact on the Company’s consolidated financial statements. The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense.
     We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to the 2006 financial year have been lodged. Internationally, consolidated income tax returns up to the 2006 financial year have been lodged.
Asset Retirement Obligations
     Asset retirement obligations (“ARO”) are legal obligations associated with the retirement and removal of long-lived assets. SFAS No. 143 “Accounting for Asset Retirement Obligations” requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred. When the liability is initially recorded, the Company capitalizes the cost by increasing the carrying amounts of the related property, plant and equipment. Over time, the liability increases for the change in its present value, while the capitalized cost depreciates over the useful life of the asset. The Company derecognizes ARO liabilities when the related obligations are settled.
     The ARO is in relation to our premises wherein in accordance with the terms of the lease, the lessee has to restore part of the building upon vacating the premises.
     Our overall ARO changed as follows:

	March 31,	December 31,
	2008	2007
	$	$
Opening balance at January 1	1,381,372	—
New obligations	—	1,344,925
Accretion expense	29,957	34,682
Foreign currency translation	57,428	1,765

Ending balance at December 31	1,468,757	1,381,372

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
Australian Goods and Services Tax (GST)
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
Revenue Recognition
Research and development revenue
     The Company receives research and development revenue under a Development and Research Agreement with LifeScan. The Development and Research Agreement provides details of the amount to be charged to LifeScan each year for the provision of research and development services. For fiscal 2008, LifeScan is paying the Company approximately $250,000 per quarter under the Development and Research Agreement. The revenue derived from the Development and Research Agreement is recognized over the period in which the agreed upon research services are completed. Under the Development and Research Agreement, we are not matching the revenue to a specific expenditure but to a specified period of research. The annual research and development revenue received from LifeScan is agreed with LifeScan from time to time and is subject to the Company continuing its research and development activities in the blood glucose area, the provision of quarterly reports and other obligations under the Development and Research Agreement. We have and continue to satisfy the requirements of the Development and Research Agreement.
     This Development and Research Agreement has been in place since soon after the Company’s inception. There are no claw backs or repayment obligations relating to any funds received under the Development and Research Agreement.
Fee Income
     Under the terms of the Master Services and Supply Agreement, the Company received an initial non-refundable fee of $1,000,000 in consideration for the grant of certain rights to LifeScan. The Company recorded the fee income as revenue upon receipt. This revenue is recorded under the caption “Other income” in the consolidated statements of operations as it is not indicative of the core operating activities or revenue producing goals of the Company.
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
     The functional currency of the Company and Universal Biosensors Pty Ltd is Australian dollars for all years presented.

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
     The Company has recorded foreign currency transaction gains/(losses) of $95,968 for the period from inception to March 31, 2008, and $35,369 and ($14,705) for the three month period ended March 31, 2007 and 2008, respectively.
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
     The total share-based compensation expense recorded by the Company for the period from inception to March 31, 2008 and for the three months ended March 31, 2008 and 2007 is allocated among the following categories:

	Period from
	inception to
	March 31,	Three Months Ended March 31,
	2008	2008	2007
	$	$	$
Research and development	462,124	70,534	19,267
General and administrative	517,563	86,772	26,331

Total share-based compensation expense	979,687	157,306	45,598

     The above charges had no impact on the Company’s cash flows.
     The assumptions for the option grants computed using the Black-Scholes option pricing model for options issued during the 2007 financial year and for the three month period ended March 31, 2008 were:

	Grant Date
	March 2008	October 2007	September 2007	March 2007
Exercise Price	$0.82	$1.04	$1.02	$0.95
Share Price at Grant Date	$0.84	$1.10	$1.04	$0.98
Volatility	76%	76%	72%	74%
Expected Life	10 years	10 years	10 years	10 years
Risk Free Interest Rate	5.87%	6.13%	5.99%	5.86%
Fair Value of Option	$0.59	$0.72	$0.66	$0.64

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     A summary of activity in the Employee Option Plan for the three-month period ended March 31, 2008 is as follows:

	Number of Options	Weighted — Average
	Over Shares	Exercise Price
Outstanding Balance, December 31, 2007	4,946,395	$0.55
Granted	1,049,000	0.82
Exercised	—
Lapsed	(5,334)	1.01

Outstanding Balance, March 31, 2008	5,990,061	0.60

Exercisable shares as of March 31, 2008
     As of March 31, 2008, there was $1,081,677 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Option Plan. This expense is expected to be recognized as follows:

Fiscal Year
2008 — remaining periods	$316,076
2009	436,231
2010	329,370

1,081,677

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
Net Loss per Share and Anti-dilutive Securities
     Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards No. 128 — Earnings Per Share (“SFAS 128”). Basic and diluted net loss per share has been computed using the weighted-average number of common shares outstanding during the period. All periods present in these financial statements have been retroactively adjusted to give effect to the stock split in December 2006. The potentially dilutive options issued under the Universal Biosensors Employee Option Plan and the convertible preference shares were not considered in the computation of diluted net loss per share because they would be anti-dilutive given the Group’s loss making position in this and previous years.
Total Comprehensive Income
     The Company follows SFAS No. 130, “Reporting Comprehensive Income (Loss)” (“SFAS 130”). Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income and cumulative translation adjustments.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” effective January 1, 2008 which has not had a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Company adopted SFAS 157 effective January 1, 2008 which has not had a material impact on the Company’s consolidated financial statements.
Subsequent Events
     There has not arisen in the interval between the end of the financial year and April 30, 2008 any item, transaction or event of a material and unusual nature likely, in the opinion of the directors of the Company, to affect significantly the operations of the Company, the results of those operations, or the state of affairs of the Company in future financial years.

UNIVERSAL BIOSENSORS, INC.
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed with the United States Securities and Exchange Commission (“SEC”). This Form 10-Q contains, including this discussion and analysis, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including statements relating to future events and our future financial performance. Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words.
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
     We are developing an immunoassay point-of-care test to measure the amount of C-reactive protein in the blood C-reactive protein test which may be used to assist in the diagnosis and management of inflammatory conditions and a prothrombin time test for monitoring the therapeutic range of the anticoagulant, warfarin. We also intend to leverage our intellectual property platform to develop additional immunoassay based point-of-care test devices by taking proven disease biomarkers currently used in the central laboratory environment and adapting those diagnostic tests to the point-of-care setting.
     In October 2007, we entered into a Master Services and Supply Agreement which contains the terms pursuant to which Universal Biosensors Pty Ltd will provide certain services in the field of blood glucose monitoring to LifeScan and will act as a non exclusive manufacturer of blood glucose test strips for LifeScan. Additionally, we will continue to provide contract research and development services to LifeScan in the in the field of blood glucose monitoring pursuant to a Development & Research Agreement. With the exception of the first year of our operations when we made a small profit of $110,670, we have incurred net losses since our inception. Our accumulated losses from inception to March 31, 2008 are $10,837,569. We expect to continue to incur losses as we continue the development of our point-of-care tests and expand our organization and commercial manufacturing capability until we are able to generate sufficient revenues under the Master Services and Supply Agreement and/ or from the sale of any of our own products. LifeScan will have control over the commercialization of the blood glucose test strips (which are not currently approved for marketing and sale), including sole discretion to decide where and how to market and sell the test strips. After an initial costing phase, LifeScan will pay Universal Biosensors Pty Ltd an annually agreed transfer price per test strip manufactured and supplied by Universal Biosensors Pty Ltd, with such transfer price not to exceed a maximum amount specified in the Master Services and Supply Agreement.
     Pursuant to the terms of the Master Services and Supply Agreement, Universal Biosensors Pty Ltd will provide a range of services to LifeScan, including continued development activities with respect to the initial test strips and services in support of the regulatory approval of the blood glucose monitoring product and the manufacture of the initial blood glucose tests strips. In January 2008, LifeScan paid Universal Biosensors Pty Ltd a one-time initial fee of $1,000,000 in connection with the services, and will pay Universal Biosensors Pty Ltd a total of up to three milestone amounts upon the achievement of regulatory approval of the initial blood glucose monitoring product in three specified jurisdictions. In addition, Universal Biosensors Pty Ltd will receive a quarterly service fee which will be calculated with reference to the number of relevant products sold by LifeScan irrespective of who manufactures such products. The service fee is capable of being paid out as a lump sum fee in certain circumstances. We will also be paid a fee in connection with blood glucose tests strips manufactured by us.

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
     Research and development expenses for the respective periods are as follows:

	Period from
	inception to
	March 31,	Three Months Ended March 31,
	2008	2008	2007
	$	$	$
Research and development expenses	16,890,149	1,990,534	1,247,746
Research grants received recognized against related research and development expenses	(1,854,687)	(218,144)	(149,726)

Research and development expenses as reported	15,035,462	1,772,390	1,098,020

     These expenses are related to developing our electrochemical cell platform technologies and diagnostic test pilot manufacturing production. Our expenses have significantly increased and are expected to continue to increase significantly throughout the balance of 2008 as we expand our research and development programs and expand our organization and commercial manufacturing capability. The initial glucose sensor strip we are developing in conjunction with LifeScan and the associated meter components of the blood glucose product are well advanced in the validation stage of product development. We currently have two non glucose development programs, including a program to develop immunoassay based tests (with the first such immunoassay test being a test for C-reactive protein) and a prothrombin time test. We made good progress with both these development programs. If the development efforts continue to be successful for each of these tests, we expect to be in a position to commence the formal validation phase in 2009, a process requiring approximately one year, following which, we will commence the process of seeking regulatory clearance for the test. Our other non-glucose program is the development of a prothrombin time test. This test is designed to be used to monitor the therapeutic window of the Coumadin (warfarin) family of drugs. The prothrombin time strip and meter program continues to advance well and we anticipate adding resources to this program this financial year.
     We have not reported our internal historical research and development costs or our personnel and personnel-related costs on a project-by-project basis. Our programs share a substantial amount of our common fixed costs such as facilities, depreciation, utilities and maintenance. Accordingly, we do not track our research and development costs by individual research and development program.

UNIVERSAL BIOSENSORS, INC.
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
General and Administrative Expenses
     General and administrative expenses increased by $621,209 (97%) during the three months ended March 31, 2008 compared to the same period last year. General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, accounting, information technology and human resources functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, insurance expense, consultancy fees and professional fees for legal and accounting services. This increase in expenses reflects growth in the size and complexity of our operations, as well as the incremental costs of having our shares in the form of CDIs quoted on the ASX and compliance costs associated with becoming a United States domestic filer. We expect that our general and administrative expenses will increase as we expand our legal and accounting staff and marketing and sales staff, add infrastructure and incur additional costs related to operating as a company whose shares in the form of CDIs are quoted on the ASX, including directors’ and officers’ insurance, investor relations programs, increased director fees and increased professional fees.
Research and Development Income
     Our research and development income for the three months ended March 31, 2008 and 2007 was $250,000 and $249,997, respectively, recognized pursuant to the Development and Research Agreement with LifeScan.
Fee Income
     The Company received an initial non-refundable fee of $1,000,000 in January 2008 in consideration for the grant of certain rights to LifeScan pursuant to the Master Services and Supply Agreement.
Interest Income
     Interest income increased by $393,696 (128%) during the three months ended March 31, 2008, respectively, compared to the same periods last year. The increase in interest income is attributable to the greater level of funds invested during the year and increased returns on the funds invested.
Income Tax Benefit
     Income tax expense during the 2008 year relates to the reversal of over-provision for income tax.

UNIVERSAL BIOSENSORS, INC.
Net Loss
     Net loss decreased by $100,887 (9%) during the three months ended March 31, 2008 compared to the same period last year. While our expenditure increased for the comparative periods, the losses for the three month period ended March 31, 2008 were offset by the receipt of the initial fees of $1,000,000 from LifeScan and interest earned on our investments.
Basic and Diluted Net Loss per Share

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Net loss	1,077,643	1,178,530
Weighted average number of ordinary shares used as denominator in calculating basic and diluted net loss per share	156,958,812	128,060,905
Basic and diluted net loss per share	($0.01)	($0.01)
Liquidity and Capital Resources
     Since inception, our operations have mainly been financed through the issuance of equity securities. Additional funding has come through payments received from LifeScan under the Development and Research Agreement, an initial one time payment under the Master Services and Supply Agreement and research grants and interest on investments. Through to March 31, 2008, we had received aggregate net cash proceeds from the following: (a) $28,130,694 from the renounceable rights issue; (b) $29,983,522 from the issuance of equity securities other than those issued under the renounceable rights offer; (c) $8,902,807 from LifeScan under our Development and Research Agreement; (d) $1,986,926 as contributions from government and state grants; (e) $1,000,000 from LifeScan as an initial fee under our Master Services and Supply Agreement and (f) $2,635,768 from interest on investments. As of March 31, 2008, we had $34,000,937 in cash, cash equivalents and short-term investments. Our cash and investment balances are held in money market accounts and short-term instruments. Cash in excess of immediate requirements is invested in short-term instruments with regard to liquidity and capital preservation.
     For the three months ended March 31, 2008, we used net cash of $2,928,462 for operating activities. This consisted of a net loss for the period of $1,077,643, which included $346,471 of non-cash depreciation and amortization and non-cash stock option expense of $157,306. Net cash used in investing activities during the three months ended March 31, 2008 was $1,571,495, which primarily included the additional fitout of our new facilities. During this quarter we also made deposits towards a new manufacturing equipment of approximately $1,619,000. These deposits have not been treated as “Property, plant and equipment” in the balance sheet but as “other current assets” as title has not yet passed to us. Net cash used in financing activities during the three months ended March 31, 2008 was $14,800.
     As at March 31, 2008, we had cash and cash equivalents of $34,000,937 as compared to $36,990,423 as of December 31, 2007. This decrease was due to the funding of our ongoing operations including capital expenditure outlay.
     In October 2007, we entered into a Master Services and Supply Agreement with LifeScan. In January 2008 we received an initial one time payment of $1,000,000. The receipt and timing of any further revenue under the Master Services and Supply Agreement is uncertain.
     If at any time LifeScan indicates that it will not proceed with commercialization of the blood glucose test covered by the Master Services and Supply Agreement, or if the product does not obtain regulatory approval, we will use the installed manufacturing equipment for the immunoassay and prothrombin time tests we are developing, contingent on those tests reaching the point of manufacture. To reach that point, development efforts will need to continue to be successful. If development efforts continue to be successful, we expect to be in a position to commence formal validation of the C-reactive protein test and the prothrombin time test in 2009, following which, we will seek regulatory clearance for these tests. We intend to sell our C-reactive protein and prothrombin time tests using specialist distributors in Europe, the US and internationally. We also intend to develop additional immunoassay based point-of-care test devices by taking selected disease biomarkers currently measured in the central laboratory environment and creating tests using those biomarkers for the point-of-care setting using our novel platform of electrochemical cell technologies. If appropriate, we may seek commercial partners to assist in the development or sales and distribution of its existing and future tests.
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

UNIVERSAL BIOSENSORS, INC.
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

UNIVERSAL BIOSENSORS, INC.
Off-Balance Sheet Arrangement
     The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2008 are:

Less than 1 year	$459,110
1 — 3 years	966,271
3 — 5 years	1,035,263
More than 5 years	538,730

Total minimum lease payments	$2,999,374

     The above relates to our operating lease obligations in relation to the lease of our premises.
Contractual Obligations
     Our future contractual obligations primarily for future rental payment obligations on the current office and manufacturing space, including financing costs, at March 31, 2008 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Long-Term Debt Obligations	—	—	—	—	—
Asset Retirement Obligations (1)	1,468,757	—	—	—	1,468,757
Operating Lease Obligations (2)	2,999,374	459,110	966,271	1,035,263	538,730
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities on Balance Sheet under GAAP (3)	116,829	—	—	—	116,829
Total	4,584,960	459,110	966,271	1,035,263	2,124,316

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.

(2)	Our operating lease obligations relate to the lease of our premises.

(3)	Represents long service leave owing to the employees
Segments
     We operate in one segment. Our principal activities are the research, development, manufacture and commercialization of in vitro diagnostic test devices for point-of-care use. We operate predominantly in one geographical area, Australia.

UNIVERSAL BIOSENSORS, INC.
Item 3 Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk
     We transact business in various foreign currencies, including U.S. dollars and Euros. We have established a foreign currency hedging program using forward contracts to hedge anticipated sales and purchases in U.S. dollars and Euros. The goal of this hedging program is to economically guarantee or lock-in the exchange rates on our foreign exchange exposures. The Company does not hold or issue derivative financial instruments for trading purposes. However, derivatives that do not qualify for hedge accounting are accounted for as trading instruments.
     The following table sets out the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	2009 (*)	Fair Value
Anticipated Transactions and Related Derivatives
$AUD Functional Currency:
Forward exchange agreements (Sell $AUD/Buy Euros)
Contract amount	AUD$477,343	(U.S.$22,955)
Average contractual exchange rate	0.6135

*	Expected maturity or transaction date
Interest Rate Risk
     Our exposure to interest income sensitivity, which is affected by changes in the general level of Australian interest rates, particularly because the majority of our investments are in Australian dollars in cash and cash equivalents. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Our investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. Due to the short duration of our investment portfolio, we believe an immediate 10% change in interest rates would not be material to our financial condition or results of operations.

UNIVERSAL BIOSENSORS, INC.
Item 4 Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The effectiveness of any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate improper conduct completely. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer, and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures as of March 31, 2008 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls
     There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during the last fiscal quarter, on in other factors that have materially affected or are reasonably likely to materially affect these controls or procedures.

UNIVERSAL BIOSENSORS, INC.
PART II
Item 6 Exhibits

Exhibit No	Description	Location
3.1*	Amended and Restated Articles of Incorporation	Incorporated herein by reference
3.2**	Amended and Restated By-Laws	Incorporated herein by reference
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.0***	Section 1350 Certificate	Filed herewith

*	Previously filed as an exhibit by the same number of the Company’s Form 10 filed on April 30, 2007

**	Previously filed as an exhibit by the same number of the Company’s Amendment No. 5 to Form 10 filed on April 29, 2008

***	This exhibit is furnished rather than filed, and shall not be incorporated by reference into any filing of the registrant in accordance with Item 601 of Registration S-K

UNIVERSAL BIOSENSORS, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)
	By:	/s/ MARK MORRISSON
Date: April 30, 2008		Mark Morrisson
Chief Executive Officer and Executive Director

	By:	/s/ SALESH BALAK
Date: April 30, 2008		Salesh Balak
Chief Financial Officer

UNIVERSAL BIOSENSORS, INC.
INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated November 8, 2007

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.0	Section 1350 Certificate	Filed herewith