Form 10-Q
period 2008-06-30
UNIVERSAL BIOSENSORS INC
filed 2008-08-05
CIK 1279695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Universal Biosensors, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0424072
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 156,976,936 shares of Common Stock, $0.0001 par value, outstanding as of August 5, 2008.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Consolidated condensed balance sheets at June 30, 2008 and December 31, 2007 (unaudited)	3

	2)	Consolidated condensed statements of operations for the three months and six months ended June 30, 2008 and 2007 (unaudited),	4

	3)	Consolidated condensed statements of cash flows for the six months ended June 30, 2008 and 2007 (unaudited)	5

	4)	Consolidated condensed statements of changes in stockholder’s equity and comprehensive income for the period ended June 30, 2008 (unaudited)	6

	5)	Notes to consolidated condensed financial statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		19

Item 3	Quantitative and Qualitative Disclosures About Market Risk		26

Item 4	Controls and Procedures		27

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		Not Applicable

Item 1A	Risk Factors		Not Applicable

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		28

Item 3	Defaults Upon Senior Securities		Not Applicable

Item 4	Submission of Matters to a Vote of Security Holders		29

Item 5	Other Information		Not Applicable

Item 6	Exhibits		30

	Exhibit 3.1
	Exhibit 3.2
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.0

SIGNATURES			31

PART I
Item 1 Financial Statements
UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	US$	US$
ASSETS

Current assets:
Cash	$34,283,180	$36,990,423
Short-term investments (held-to-maturity)	—	2,753,679
Inventory — raw materials	676,444	429,016
Accrued income	223,260	70,361
Receivables	1,615,304	485,902
Other current assets	3,357,049	796,782

Total current assets	40,155,237	41,526,163

Property, plant and equipment	20,753,400	15,828,321
Less accumulated depreciation	(2,374,165)	(1,386,070)

Property, plant and equipment — net	18,379,235	14,442,251
Spare parts	—	23,907

Total assets	$58,534,472	$55,992,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$906,925	$786,296
Income taxes payable	—	15,869
Accrued expenses	562,078	808,210
Financial instruments	20,519	—
Other liability	58,099	—
Employee entitlements provision	508,737	236,070

Total current liabilities	2,056,358	1,846,445

Non-current liabilities:
Asset retirement obligations	1,571,943	1,381,372
Employee entitlements provision	58,777	89,239
Other liability	518,051	—

Total non-current liabilities	2,148,771	1,470,611

Total liabilities	4,205,129	3,317,056

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2008 (2007: nil)
Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 156,976,936 shares in 2008 (2007: 156,958,812)	15,698	15,696
Additional paid-in capital	59,359,660	58,920,901
Accumulated deficit	(13,295,233)	(9,759,926)
Accumulated other comprehensive income	8,249,218	3,498,594

Total stockholders’ equity	54,329,343	52,675,265

Total liabilities and stockholders’ equity	$58,534,472	$55,992,321

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Period from
	inception to
	June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2008	2007	2008	2007
	US$	US$	US$	US$	US$
Revenue
Revenue from products	$—	$—	$—	$—	$—
Revenue from services	1,178,643	1,178,643	—	1,178,643	—

Total revenue from ordinary activities	1,178,643	1,178,643	—	1,178,643	—
Costs of revenues
Cost of goods sold	—	—	—	—	—
Cost of services	(1,178,643)	(1,178,643)	—	(1,178,643)	—

Gross profit	—	—	—	—	—
Operating expenses:
Research and development (1 and 2)	17,008,891	1,973,427	1,376,993	3,745,819	2,475,013
General and administrative (3)	9,734,267	1,385,021	1,071,943	2,644,323	1,710,036

Total operating expenses	26,743,158	3,358,448	2,448,936	6,390,142	4,185,049

Research and development income	9,152,807	250,000	249,995	500,000	499,992
Loss from operations	(17,590,351)	(3,108,448)	(2,198,941)	(5,890,142)	(3,685,057)
Other income/(expense):
Interest income	3,298,279	662,511	299,411	1,363,794	606,997
Interest expense	(9,022)	(9,022)	—	(9,022)	—
Other	1,000,000	—	—	1,000,000	—

Total other income/(expense):	4,289,257	653,489	299,411	2,354,772	606,997
Net loss before tax	(13,301,094)	(2,454,959)	(1,899,530)	(3,535,370)	(3,078,060)
Income tax benefit/(expense)	5,861	(2,704)	—	63	—

Net loss	$(13,295,233)	$(2,457,663)	$(1,899,530)	$(3,535,307)	$(3,078,060)

Basic and diluted net loss per share	$(0.21)	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Number of shares used to compute per share data	64,113,213	156,969,888	128,086,971	156,964,319	128,074,042

Notes:
1 Net of research grant income in these amounts	1,911,603	56,917	173,493	275,061	323,219
2 Includes non-cash compensation expense (research and development)	700,311	238,187	16,849	308,721	36,116
3 Includes non-cash compensation expense (general & administrative)	570,947	53,384	47,732	140,156	74,063
See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Period from
	inception to June	Six Months Ended June 30,
	30, 2008	2008	2007
	US$	US$	US$
Cash flows from operating activities provided by/(used in):
Net loss	(13,295,233)	(3,535,307)	(3,078,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment of plant & equipment	2,310,070	825,092	157,605
Share based payments expense	1,271,258	448,877	115,687
Loss on fixed assets disposal	97,715	—	—
Translation (gain)/loss	250,049	—	(12,099)
Change in assets and liabilities:
Inventory — Raw materials	(631,210)	(202,194)	—
Receivables	(1,540,322)	(1,054,420)	—
Prepaid expenses and other current assets	(3,216,813)	(2,417,503)	(282,941)
Grants receivable	(212,701)	(142,339)	285,808
Income tax payable	(973)	(16,842)	—
Employee entitlements	651,940	206,378	102,823
Accounts payable and accrued expenses	785,693	(181,790)	169,147

Net cash provided by/(used in) operating activities	(13,530,527)	(6,070,048)	(2,542,030)

Cash flows from investing activities:
Proceeds from sale of investment securities	168,914	2,922,593	—
Purchases of property, plant and equipment	(14,507,296)	(2,777,558)	(3,702,527)

Net cash provided by/(used in) investing activities	(14,338,382)	145,035	(3,702,527)

Cash flows from financing activities:
Gross proceeds from share issue	60,347,421	—	—
Transaction costs on share issue	(3,402,288)	(14,800)	—
Proceeds from stock options exercised	158,996	4,713	25,825

Net cash provided by/(used in) financing activities	57,104,129	(10,087)	25,825

Net increase in cash and cash equivalents	29,235,220	(5,935,100)	(6,218,732)
Cash and cash equivalent at beginning of period	—	36,990,422	23,885,198
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	5,047,960	3,227,858	1,204,323

Cash and cash equivalents at end of period	34,283,180	34,283,180	18,870,789

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)

					Additional		Foreign	Total
	Preference Shares		Ordinary shares		Paid-in	Accumulated	currency	stockholders’
	Shares	Amount	Shares	Amount	Capital	deficit	reserve	equity
		US$		US$	US$	US$	US$	US$
Balances at December 31, 2007			156,958,812	15,696	58,920,901	(9,759,926)	3,498,594	52,675,265

Transaction costs on shares issued in 2007	—	—		—	(14,829)	—	—	(14,829)

Comprehensive Income

Net loss	—	—	—	—	—	(3,535,307)	—	(3,535,307)

Foreign currency translation reserve	—	—	—	—	—	—	4,750,624	4,750,624

Total Comprehensive Income								1,215,317

Exercise of stock options issued to employees	—	—	18,124	2	4,711	—	—	4,713

Stock option expense	—	—	—	—	448,877	—	—	448,877

Balances at June 30, 2008	—	—	156,976,936	15,698	59,359,660	(13,295,233)	8,249,218	54,329,343

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
Organization of the Company
     Universal Biosensors, Inc. (the “Company”) was incorporated on September 14, 2001 in the United States, and it’s wholly owned subsidiary and operating vehicle, Universal Biosensors Pty Ltd, was incorporated in Australia on September 21, 2001. Collectively, the Company and its wholly owned subsidiary Universal Biosensors Pty Ltd are referred to as “Universal Biosensors” or the “Group”. The Company’s shares of common stock in the form of CHESS Depositary Interests (“CDIs”) were quoted on the Australian Securities Exchange (“ASX”) on December 13, 2006 following the initial public offering in Australia of the Company’s shares of common stock. Our securities are not currently traded on any other public market.
     The Company is a specialist medical diagnostics company focused on the development, manufacture and commercialization of a range of in vitro diagnostic tests for point-of-care use. In vitro diagnostic testing involves the testing of a body fluid or tissue sample outside the body. The Company’s diagnostic tests comprise a novel disposable test strip and a reusable meter and are small, portable and easy-to-use.
     Universal Biosensors has rights to an extensive patent portfolio comprising certain patent applications owned by our wholly owned Australian subsidiary, Universal Biosensors Pty Ltd, and a large number of patents and patent applications licensed to us by LifeScan, Inc. (“LifeScan”), an affiliate of Johnson & Johnson Corporation.
     The Group has a range of point-of-care blood tests in development including an immunoassay point-of-care test to measure the amount of C-reactive protein in the blood which may be used to assist in the diagnosis and management of inflammatory conditions and a prothrombin time test which may be used for monitoring the therapeutic range of the anticoagulant, warfarin. The Group has developed a working prototype of the immunoassay C-reactive protein test and the prothrombin time test. The Group has recently also started work on a second point-of-care dry immunoassay to measure the amount of D-Dimer in the blood. D- Dimer is a well established marker currently being used as point-of-care test for the detection and monitoring of several life threatening conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). Universal Biosensors also intends to develop additional immunoassay based point-of-care test devices by taking selected disease biomarkers currently measured in the central laboratory environment and creating tests using those biomarkers for the point-of-care setting using our novel platform of electrochemical cell technologies. Universal Biosensors proposes to focus on the development of products which do not rely on the discovery of new medicines, treatments or biomarkers, but instead proposes to focus on areas where existing therapies or practice can be enhanced significantly by simple and accurate diagnostic tools incorporating well known biomarkers.
     On October 29, 2007, Universal Biosensors entered into a Master Services and Supply Agreement with LifeScan which contains the terms pursuant to which Universal Biosensors Pty Ltd will provide certain services in the field of blood glucose monitoring to LifeScan and will act as a non exclusive manufacturer of blood glucose test strips for LifeScan (“Master Services and Supply Agreement”). The Master Services and Supply Agreement contemplates that Universal Biosensors will manufacture the blood glucose test strips in its Rowville facility on a non exclusive basis, should the blood glucose product receive clearance from Food and Drug Administration and other regulatory agencies to sell and be launched by LifeScan. LifeScan is solely responsible for registration strategy and commercial efforts with regard to the blood glucose sensor. Additionally, the Group will continue to provide research and development services to LifeScan in the area of diabetes management to extend and develop the glucose sensor technology owned by LifeScan under a development and research agreement (“Development and Research Agreement”).
     All business operations and research and development activities are undertaken in Melbourne, Australia by the Company’s wholly owned subsidiary, Universal Biosensors Pty Ltd, under the Master Services and Supply Agreement and a research and development sub-contract and sub-license agreement between Universal Biosensors Pty Ltd and the Company.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     The Group is considered a development stage enterprise as its planned commercial manufacturing operations have not yet commenced.
Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2007, included in the Form 10-K of Universal Biosensors, Inc.
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
Short-Term Investments (Held-to-maturity)
     Short-term investments constitute all highly liquid investments with term to maturity from three months to twelve months. The carrying amount of short-term investments is equivalent to its fair value.

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
Cash flow hedges
     Exposure to foreign exchange risks arises in the normal course of the Company’s business and it is the Company’s policy to use forward exchange contracts to hedge anticipated sales and purchases in foreign currencies. The amount of forward cover taken is in accordance with approved policy and internal forecasts.
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
Receivables
     Receivables are recognized initially at fair value and subsequently measured at amortized cost, less provision for doubtful debts. Receivables are generally due for settlement no more than 45 days from the receipt of the invoice by the customer.
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

	June 30,	December 31,
	2008	2007
	$	$
Plant and equipment	13,133,235	3,349,905
Leasehold improvements	7,620,165	5,548,792
Capital work in process	—	6,929,624

	20,753,400	15,828,321

Accumulated depreciation	(2,374,165)	(1,386,070)

Property, plant & equipment, net	18,379,235	14,442,251

     Capital work in process relates to assets under construction and comprises primarily of specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represents the percentage of expenditure that has been completed, and once the assets are placed into service the Company begins depreciating the respective assets. The accumulated amortization of capitalized leasehold improvements for the fiscal year ended December 31, 2007 and for the six month period ended June 30, 2008 was $264,668 and $833,328, respectively.
     The Company receives Victorian government grant monies under a grant agreement to support the establishment of a medical diagnostic manufacturing facility in Victoria through the purchase of plant and equipment. Plant and equipment is presented net of the government grant of $132,240 and $0 for the year ended December 31, 2007 and for the six month period ended June 30, 2008, respectively. The grant monies are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grant monies received in advance of the relevant expenditure are treated as deferred income and included in “Current Liabilities” on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under the grant agreement are recorded as “Currents Assets” on the balance sheet.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Depreciation expense was $2,310,070 for the period from inception to June 30, 2008 and $478,620 and $80,361 for the three months ended June 30, 2008 and 2007, respectively and $825,092 and $157,605 for the six months ended June 30, 2008 and 2007, respectively.
     The movement in accumulated depreciation is agreed to depreciation expense as follows:

	Six month ended	Year ended
	June 30, 2008	December 31, 2007
	$	$
Movement in accumulated depreciation	988,095	351,325
Written down value of fixed assets disposed/written off	—	391,542
Difference in exchange rates	(163,003)	(148,340)

Depreciation expense	825,092	594,527

     The Company receives certain manufacturing equipment from LifeScan at their expense. Legal title of these assets remains with LifeScan. LifeScan has no substantial continuing involvement in the assets while the Company retains all the risks and benefits associated with the assets. In exchange for the assets, the Company has incurred a liability of commensurate value and is represented as “Other Liability” in the balance sheets. The non-monetary assets relinquished are measured at the fair value of the exchanged assets. The non-monetary assets and the liability were recorded at $580,990 at the time of the initial exchange. No gains or losses have been recognized on the exchange.
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
     Research and development expenses for the period from inception to June 30, 2008 and for the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007 are as follows:

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Period
	from
	inception	Three Months Ended		Six Months Ended June
	to June 30,	June 30,		30,
	2008	2008	2007	2008	2007
	$	$	$	$	$
Research and development expenses	18,920,494	2,030,344	1,550,486	4,020,880	2,798,232
Research grants received recognized against related research and development expenses	(1,911,603)	(56,917)	(173,493)	(275,061)	(323,219)

Research and development expenses as reported	17,008,891	1,973,427	1,376,993	3,745,819	2,475,013

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
     We are subject to income taxes in the United States and Australia. U.S. federal income tax returns through the 2006 financial year have been filed. Internationally, consolidated income tax returns through the 2006 financial year have been filed.
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

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Our overall ARO changed as follows:

	June 30, 2008	December 31, 2007
	$	$
Opening balance at January 1	1,381,372	—
New obligations	—	1,344,925
Accretion expense	61,140	34,682
Foreign currency translation	129,431	1,765

Ending balance at December 31	1,571,943	1,381,372

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
Revenue Recognition
Revenue from services
     We provide certain services to LifeScan. We recognize revenue from these services (production development for scale up of our blood glucose sensor strips) as we perform the services.
Research and development revenue
     The Company receives research and development revenue under a Development and Research Agreement with LifeScan. The Development and Research Agreement provides details of the amount to be charged to LifeScan each year for the provision of research and development services. For fiscal 2008, LifeScan is paying the Company approximately $250,000 per quarter under the Development and Research Agreement. The revenue derived from the Development and Research Agreement is recognized over the period in which the agreed upon research services are completed. Under the Development and Research Agreement, we are not matching the revenue to a specific expenditure but to a specified period of research. The annual research and development revenue received from LifeScan is agreed with LifeScan from time to time and is subject to the Company continuing its research and development activities in the blood glucose area, the provision of quarterly reports and other obligations under the Development and Research Agreement. We have satisfied and continue to satisfy the requirements of the Development and Research Agreement.

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
     The Company has recorded foreign currency transaction gains/(losses) of $32,686 for the period from inception to June 30, 2008, and ($192,423) and ($77,987) for the six month period ended June 30, 2007 and 2008, respectively.
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

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     The total share-based compensation expense recorded by the Company for the period from inception to June 30, 2008 and for the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007 is allocated among the following categories:

	Period from
	inception to	Three Months Ended		Six Months Ended
	June 30,	June 30,		June 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$
Research and development	700,311	238,187	16,849	308,721	36,116
General and administrative	570,947	53,384	47,732	140,156	74,063

Total share-based compensation expense	1,271,258	291,571	64,581	448,877	110,179

     The above charges had no impact on the Company’s cash flows.
     The assumptions for the option grants computed using the Black-Scholes option pricing model for options issued subsequent to January 1, 2007 were:

	Grant Date
	March 2008	October 2007	September 2007	March 2007
Exercise Price	$0.82	$1.04	$1.02	$0.95
Share Price at Grant Date	$0.84	$1.10	$1.04	$0.98
Volatility	76%	76%	72%	74%
Expected Life	10 years	10 years	10 years	10 years
Risk Free Interest Rate	5.87%	6.13%	5.99%	5.86%
Fair Value of Option	$0.59	$0.72	$0.66	$0.64
     A summary of activity in the Employee Option Plan for the six-month period ended June 30, 2008 is as follows:

	Number of
	Options Over	Weighted –Average
	Shares	Exercise Price
Outstanding Balance, December 31, 2007	4,946,395	$0.55
Granted	1,199,000	0.82
Exercised	(18,124)	0.26
Lapsed	(8,000)	0.95

Outstanding Balance, June 30, 2008	6,119,271	0.55

Exercisable shares as of June 30, 2008	3,247,547	0.35

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     As of June 30, 2008, there was $996,002 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Option Plan. This expense is expected to be recognized as follows:

Fiscal Year
2008 – remaining periods	$222,721
2009	425,020
2010	348,261

996,002

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
Net Loss per Share and Anti-dilutive Securities
     Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards No. 128 – Earnings Per Share (“SFAS 128”). Basic and diluted net loss per share has been computed using the weighted-average number of common shares outstanding during the period. All periods present in these financial statements have been retroactively adjusted to give effect to the stock split in December 2006. The potentially dilutive options issued under the Universal Biosensors Employee Option Plan were not considered in the computation of diluted net loss per share because they would be anti-dilutive given the Group’s loss making position in this and previous years.
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
Subsequent Events
     There has not arisen in the interval between the end of the financial year and the date of this report any item, transaction or event of a material and unusual nature likely, in the opinion of the directors of the Company, to affect significantly the operations of the Company, the results of those operations, or the state of affairs of the Company in future financial years.

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
Overview
     We are a specialist medical diagnostics company focused on the development, manufacture and commercialization of in vitro diagnostic test devices for point-of-care use. In vitro diagnostic testing involves the testing outside of the body of a body fluid (e.g. blood or saliva) or tissue sample (biopsies or swabs). The diagnostic blood test devices we are developing comprise a novel disposable test strip and a reusable meter. The devices are designed to be used near to or at the site of the patient (at the “point-of-care”) to provide accurate and quick results to enable treatment to be immediately reviewed. We have rights to an extensive patent portfolio comprising of certain patent applications owned by our wholly owned Australian subsidiary, Universal Biosensors Pty Ltd, and a large number of patents and patent applications licensed to us by LifeScan, an affiliate of Johnson & Johnson.
     We are developing an immunoassay point-of-care test to measure the amount of C-reactive protein in the blood. A C-reactive protein test may be used to assist in the diagnosis and management of inflammatory conditions. We are also developing a prothrombin time test for monitoring the therapeutic range of the anticoagulant, warfarin and have recently started work on a second point-of-care dry immunoassay to measure the amount of D-Dimer in the blood. D- Dimer is a well established marker currently being used as a point-of-care test for the detection and monitoring of several life threatening conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). We also intend to leverage our intellectual property platform to develop additional immunoassay based point-of-care test devices by taking proven disease biomarkers currently used in the central laboratory environment and adapting those diagnostic tests to the point-of-care setting.
     In October 2007, we entered into a Master Services and Supply Agreement which contains the terms pursuant to which Universal Biosensors Pty Ltd will provide certain services in the field of blood glucose monitoring to LifeScan and under which Universal Biosensors Pty Ltd will act as a non exclusive manufacturer of blood glucose test strips for LifeScan. Additionally, we will continue to provide contract research and development services to LifeScan in the in the field of blood glucose monitoring pursuant to a Development & Research Agreement. With the exception of the first year of our operations when we made a small profit of $110,670, we have incurred net losses since our inception. Our accumulated losses from inception to June 30, 2008 are $13,295,233. We expect to continue to incur losses as we continue the development of our point-of-care tests and expand our organization and commercial manufacturing capability until we are able to generate sufficient revenues under the Master Services and Supply Agreement and/ or from the sale of any of our own products. LifeScan will have control over the commercialization of the blood glucose test strips (which are not currently approved for marketing and sale), including sole discretion to decide where and how to market and sell the test strips.

UNIVERSAL BIOSENSORS, INC.
     Pursuant to the terms of the Master Services and Supply Agreement, Universal Biosensors Pty Ltd will provide a range of services to LifeScan, including continued development activities with respect to the initial test strips and services in support of the regulatory approval of the blood glucose monitoring product and the manufacture of the initial blood glucose tests strips. In January 2008, LifeScan paid Universal Biosensors Pty Ltd a one-time initial fee of $1,000,000 in connection with the services, and will pay Universal Biosensors Pty Ltd a total of up to three milestone amounts upon the achievement of regulatory approval of the initial blood glucose monitoring product in three specified jurisdictions. In addition, Universal Biosensors Pty Ltd will receive a quarterly service fee which will be calculated with reference to the number of relevant strips sold by LifeScan irrespective of who manufactures such strips. The service fee is capable of being paid out as a lump sum fee in certain circumstances. We will also be paid a fee in connection with blood glucose tests strips manufactured by us.
     After an initial costing phase, LifeScan will pay Universal Biosensors Pty Ltd an annually agreed transfer price per test strip manufactured and supplied by Universal Biosensors Pty Ltd, with such transfer price not to exceed a maximum amount specified in the Master Services and Supply Agreement.
Results of Operations
Gross Profit on Services Performed
      Under the terms of our arrangement with LifeScan, we will provide certain services relating to the development and scale up of the production of our blood glucose sensor strip. Production scale up includes activities such as producing strips and testing strips. Under this arrangement, no margin was earned as the costs of providing the services were equal to the revenue recognized.
      Amounts billed to LifeScan have been recorded under the caption “Revenue from services” in the consolidated statements of operations.
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

UNIVERSAL BIOSENSORS, INC.
     Research and development expenses for the respective periods are as follows:

	Period
	from
	inception	Three Months Ended		Six Months Ended
	to June 30,	June 30,		June 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$
Research and development expenses	18,920,494	2,030,344	1,550,486	4,020,880	2,798,232
Research grants received recognized against related research and development expenses	(1,911,603)	(56,917)	(173,493)	(275,061)	(323,219)

Research and development expenses as reported	17,008,891	1,973,427	1,376,993	3,745,819	2,475,013

     These expenses are related to developing our electrochemical cell platform technologies and producing and testing strips. Our expenses have increased significantly during the three and six months ended June 30, 2008 compared to the same period last year. These expenses are expected to continue to increase significantly throughout the balance of 2008 as we expand our research and development programs; expand our organization; and work on our commercial manufacturing capability for the first glucose sensor strip. We currently have three non glucose development programs, including two programs to develop immunoassay based tests (one immunoassay test being a test for C-reactive protein and the other being a test for D-Dimer) and a prothrombin time test. While the C-reactive protein, D-Dimer and the prothrombin time test still have a high degree of technical development risk, if the research and development efforts progress as anticipated, we expect to be in a position to commence the formal validation phase in 2009, a process requiring approximately one year, following which, we will commence the process of seeking regulatory clearance for the tests.
     We have not reported our internal historical research and development costs or our personnel and personnel-related costs on a project-by-project basis. Our programs share a substantial amount of our common fixed costs such as facilities, depreciation, utilities and maintenance. Accordingly, we do not track our research and development costs by individual research and development program.
     In addition, we expect research and development expenditures to grow as we advance our development programs and explore other commercial opportunities our technology platform can be applied to. We cannot predict what it will cost to complete our research and development programs or when or if they will be completed and commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain. In addition, our business strategy contemplates that if appropriate we may enter into collaborative arrangements with third parties for one or more of our programs. In the event that third parties assume responsibility for certain research or development activities, the estimated completion dates of those activities will be under the control of the third party rather than with us. We cannot forecast with any certainty, which programs if any, will be subject to future collaborative arrangements, in whole, or in part, and how such arrangements would affect our research and development plans or capital requirements.
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

UNIVERSAL BIOSENSORS, INC.
General and Administrative Expenses
     General and administrative expenses increased by 29% and 54% during the three and six months ended June 30, 2008 compared to the same period last year. General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, accounting, information technology and human resources functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, insurance expense, consultancy fees and professional fees for legal and accounting services. This increase in expenses reflects growth in the size and complexity of our operations, as well as the incremental costs of having our shares in the form of CDIs quoted on the ASX and compliance costs associated with being a United States domestic filer. We expect that our general and administrative expenses will increase as we expand our legal and accounting staff, add infrastructure and incur additional costs related to operating as a company whose shares in the form of CDIs are quoted on the ASX, including directors’ and officers’ insurance, investor relations programs, increased director fees and increased professional fees.
Research and Development Income
     Our research and development income for the three and six months ended June 30, 2008 and 2007 was $250,000, $249,995, $500,000 and $499,992, respectively, recognized pursuant to the Development and Research Agreement with LifeScan.
Fee Income
     The Company received an initial non-refundable fee of $1,000,000 in January 2008 in consideration for the grant of certain rights to LifeScan pursuant to the Master Services and Supply Agreement. This revenue is recorded under the caption “Other income” in the consolidated statements of operations.
Interest Income
     Interest income increased by 122% and 125% during the three and six months ended June 30, 2008, respectively, compared to the same periods last year. The increase in interest income is attributable to the greater level of funds invested during the year and increased returns on the funds invested.
Interest Expense
     Interest was charged on the Company’s income taxes due for the 2002 financial year. The 2002 income tax returns were filed in 2007. All income taxes due have now been paid.
Income Tax Benefit
     Income tax benefit during the 2008 year relates to the reversal of over-provision for income tax.
Liquidity and Capital Resources
     Since inception, our operations have mainly been financed through the issuance of equity securities. Additional funding has come through payments received from LifeScan under the Development and Research Agreement, revenue from services, an initial one time payment under the Master Services and Supply Agreement and research grants and interest on investments. Through to June 30, 2008, we had received aggregate net cash proceeds from the following: (a) $28,130,694 from the renounceable rights issue; (b) $29,983,522 from the issuance of equity securities other than those issued under the renounceable rights offer; (c) $9,152,807 from LifeScan under our Development and Research Agreement; (d) $1,178,643 from LifeScan as revenue from services performed; (e) $2,043,844 as contributions from government and state grants; (f) $1,000,000 from LifeScan as an initial fee under our Master Services and Supply Agreement and (g) $3,298,279 from interest on investments. As of June 30, 2008, we had $34,283,180 in cash, cash equivalents and short-term investments. Our cash and investment balances are held in money market accounts and short-term instruments. Cash in excess of immediate requirements is invested in short-term instruments with regard to liquidity and capital preservation.

UNIVERSAL BIOSENSORS, INC.
     For the six months ended June 30, 2008, we used net cash of $6,070,048 for operating activities. This consisted of a net loss for the period of $3,535,307, which included $825,092 of non-cash depreciation and amortization and non-cash stock option expense of $448,877. Net cash provided by investing activities during the six months ended June 30, 2008 was $145,035, which included additional fit out of our new facilities and purchase of plant and equipment of $2,777,558 and transfer of term investments with initial maturity between four to six months to term investments having a maturity of less than three months. The term investments had a face value of $2,922,593. During this quarter, we also made deposits towards a new manufacturing equipment of approximately $2,560,000. These deposits have not been treated as “Property, plant and equipment” in the balance sheet but as “Other current assets” as title has not yet passed to us. Net cash used in financing activities during the six months ended June 30, 2008 was $10,087.
     As at June 30, 2008, we had cash and cash equivalents of $34,283,180 as compared to $18,870,789 as of June 30, 2007. This increase was primarily due to the net cash proceeds of $28,130,694 raised from the renounceable rights issue we undertook which closed in December 2007. This increase was partially offset by the funds required for our ongoing operations including capital expenditure outlay.
     In October 2007, we entered into a Master Services and Supply Agreement with LifeScan. In January 2008 we received an initial one time payment of $1,000,000. The receipt and timing of any further revenue under the Master Services and Supply Agreement is uncertain.
     Since May 2008, we have also been receiving payments from LifeScan for services related to production development and scale up. Payments received for services performed to date are approximately $1,178,643. These services are for a short duration of time and any extension of the services to be performed by us is at the discretion of LifeScan.
     Choice and timing of market entry (ies) for the blood glucose test covered by the Master Services and Supply Agreement is at LifeScan’s discretion. If at any time LifeScan indicates that it will not proceed with commercialization of the blood glucose test covered by the Master Services and Supply Agreement, or if the product does not obtain regulatory approval, we will use the installed manufacturing equipment for the immunoassay and prothrombin time tests we are developing, contingent on those tests reaching the point of manufacture. To reach that point, development efforts will need to continue to be successful. If development efforts continue to be successful, we expect to be in a position to commence formal validation of the C-reactive protein test, D-Dimer test and the prothrombin time test in 2009, following which, we will seek regulatory clearance for these tests. As appropriate, we may seek commercial partners to assist in the development, sales and distribution of these tests. We also intend to develop additional immunoassay based point-of-care test devices by taking selected disease biomarkers currently measured in the central laboratory environment and creating tests using those biomarkers for the point-of-care setting using our novel platform of electrochemical cell technologies.
     The total cost of the projects which we are undertaking is subject to a range of factors. As a result, we consider that at this stage of our development we are unable to provide investors with reliable details in relation to the potential cost of our project to us. We believe that our cash, cash equivalents and short-term marketable securities balances, and the interest we earn on these balances, will allow the Group to perform under the Master Services and Supply Agreement and to progress the Group’s other development programs. In the event we do not receive the milestone payments as described under the Master Services and Supply Agreement and we are not able to generate revenue for the manufacturing and supply of the blood glucose test in 2008, we believe that our current cash and cash equivalents will be sufficient to fund our ongoing operations until the end of 2009. In order to achieve our objectives, we will likely require additional funding. The amount and timing of these future funding requirements is uncertain. To meet these financing requirements, we may raise funds through public or private equity offerings, debt financings, and through other means, including collaborations and license agreements or other means determined by the Directors at that time.
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
Operating Capital and Capital Expenditure Requirements
     The sale of additional equity securities, if undertaken, may result in dilution to our stockholders. If we raise additional funds in the future through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business.

UNIVERSAL BIOSENSORS, INC.
     As a result of the numerous risks and uncertainties associated with our business strategy, we are unable to estimate the exact amounts of our capital and working capital requirements. We have expended approximately $2,777,558 on capital expenditure for the six months ended June 30, 2008. We estimate our total capital expenditures in 2008 to be in the range of $6,000,000 to $8,000,000 for the purchase of equipment to support our activities, such as mobilization to meet our obligations under the Master Services and Supply Agreement, capacity expansion, final product validation activities, for ongoing development of our existing products, and for other ongoing research and development activities. We have also funded the majority of the fit out cost of our new facilities at Corporate Avenue from our existing cash. Our capital expenditure in connection with the fit out in 2008 is likely to total approximately $1,800,000. Our future funding requirements will depend on many factors, including, but not limited to:
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
Off-Balance Sheet Arrangement
     The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2008 are:

Less than 1 year	$481,415
1 – 3 years	1,013,216
3 – 5 years	1,083,795
More than 5 years	424,065

Total minimum lease payments	$3,002,491

     The above relates to our operating lease obligations in relation to the lease of our premises.

UNIVERSAL BIOSENSORS, INC.
Contractual Obligations
     Our future contractual obligations primarily for future rental payment obligations on the current office and manufacturing space, including financing costs, at June 30, 2008 were as follows:

		Less than 1	Payments Due By Period		More than 5
	Total	year	1 – 3 years	3 – 5 years	years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations (1)	1,571,943	—	—	—	1,571,943
Operating Lease Obligations (2)	3,002,491	481,415	1,013,216	1,083,795	424,065
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities on Balance Sheet under GAAP (3)	58,777	—	—	—	58,777
Total	4,633,211	481,415	1,013,216	1,083,795	2,054,785

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.

(2)	Our operating lease obligations relate primarily to the lease of our premises.

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

	2009 (*)	Fair Value
Anticipated Transactions and Related Derivatives
$AUD Functional Currency:
Forward exchange agreements (Sell $AUD/Buy Euros)
Contract amount	AUD$477,343	U.S.$3,194
Average contractual exchange rate	0.6135

*	Expected maturity or transaction date
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
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer, and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures as of June 30, 2008 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls
     There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during the last fiscal quarter, on in other factors that have materially affected or are reasonably likely to materially affect these controls or procedures.

UNIVERSAL BIOSENSORS, INC.
PART II
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     With the exception of the proceeds received from the exercise of stock options issued to employees, there has been no further sale of equity securities since December 31, 2007. The table below sets forth the number of employee stock options exercised and the number of shares issued in the period from December 31, 2007. The Company issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

	Number of Options
	Exercised and
	Corresponding Number
Exercise Date	of Shares Issued	Option Exercise Price	Proceeds Received
May, 2008	18,124	$0.26	$4,713

UNIVERSAL BIOSENSORS, INC.
Item 4 Submission of Matters to a Vote of Security Holders
     The annual general meeting of the Company’s stockholders was held on June 12, 2008. At that meeting, four items were submitted to the Company’s stockholders with details as follows:

Item	Proposal	Details of Proposal
1(a).	Re-election of Mr Denis Hanley as a Class II director of the Company	Proposal to re-elect Mr Denis Hanley as a Class II director of the Company to serve a three-year term of office expiring on the date of the 2011 annual general meeting of stockholders

1(b).	Re-election of Dr Elizabeth (Jane) Wilson as a Class II director of the Company	Proposal to re-elect Dr Elizabeth (Jane) Wilson as a Class II director of the Company to serve a three-year term of office expiring on the date of the 2011 annual general meeting of stockholders

1(c).	Re-election of Mr Mark Morrisson as a Class II director of the Company	Proposal to re-elect Mr Mark Morrisson as a Class II director of the Company to serve a three-year term of office expiring on the date of the 2011 annual general meeting of stockholders

2.	Adoption and approval of remuneration report	Proposal that the security holders have the opportunity to vote in respect of the remuneration report of the Company. The vote on the resolution is advisory only and does not bind the board of directors of the Company

3.	Grant of options to Mr Mark Morrisson	The grant of options to Mr Mark Morrisson, the Company’s Chief Executive Officer and Managing Director, under the Option Plan, requires the approval of stockholders under ASX Listing Rule 10.14. On March 17, 2008, subject to receipt of necessary stockholder approval, the Board resolved to grant 150,000 employee options to Mark Morrisson under the Option Plan. The resolution proposed in item 3 seeks the necessary approval of this grant of options in accordance with the ASX Listing Rules.

4.	Increase in non-executive remuneration pool	Proposal to increase the total amount of the pool of directors’ fees potentially payable to the non-executive directors of the Company by A$200,000, from $500,000 to A$700,000 per annum in accordance with ASX Listing Rules. ASX Listing Rule 10.17 provides that the Company must not increase the total amount of directors’ fees payable to non-executive directors without the approval of stockholders.
     Class I directors comprising of Mr Andrew Denver and Mr Andrew Jane will continue in office until the meeting of stockholders in 2009. Class III directors comprising of Mr Charles Kiefel and Dr Colin Adam will continue in office until the meeting of stockholders in 2010. For further information regarding the annual general meeting, please see the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 29, 2008. The stockholders approved the proposal as follows:

*	Voting restrictions were applied in accordance with the requirements of the Listing Rules of ASX.

Resolution	Votes For	Votes Against	Abstentions
Proposal 1(a) Re-election of Mr Denis Hanley	90,198,379	450,250	9,167
Proposal 1(b) Re-election of Dr Elizabeth (Jane) Wilson	90,467,392	181,237	9,167
Proposal 1(c) Re-election of Mr Mark Morrisson	90,466,392	182,237	9,167
Proposal 2 Adoption and approval of remuneration report	90,097,455	559,341	1,000	**
Proposal 3 Grant of options to Mr Mark Morrisson*	82,941,840	605,522	3,567	**
Proposal 4 Increase in non-executive remuneration pool*	59,768,845	402,493	3,567	**

*	Voting exclusions were applied in respect of Proposal 3 and Proposal 4.

**	Abstentions with respect to these resolutions are counted as votes against the proposal.

UNIVERSAL BIOSENSORS, INC.
PART II
Item 6 Exhibits

Exhibit No	Description	Location
3.1*	Amended and Restated Articles of Incorporation	Incorporated herein by reference

3.2**	Amended and Restated By-Laws	Incorporated herein by reference

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.0***	Section 1350 Certificate	Filed herewith

*	Previously filed as an exhibit by the same number of the Company’s Form 10 filed on April 30, 2007

**	Previously filed as an exhibit by the same number of the Company’s Amendment No. 5 to Form 10 filed on April 29, 2008

***	This exhibit is furnished rather than filed, and shall not be incorporated by reference into any filing of the registrant in accordance with Item 601 of Registration S-K

UNIVERSAL BIOSENSORS, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.
(Registrant)

	By:	/s/ MARK MORRISSON

Date: August 5, 2008		Mark Morrisson
Chief Executive Officer and Executive Director

	By:	/s/ SALESH BALAK

Date: August 5, 2008		Salesh Balak
Chief Financial Officer

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated August 5, 2008

Exhibit No	Description	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference

3.2	Amended and Restated By-Laws	Incorporated herein by reference

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.0	Section 1350 Certificate	Filed herewith