Form 10-Q
period 2008-09-30
UNIVERSAL BIOSENSORS INC
filed 2008-10-27
CIK 1279695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 156,976,936 shares of Common Stock, $0.0001 par value, outstanding as of October 27, 2008.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 Financial Statements

1) Consolidated condensed balance sheets at September 30, 2008 and December 31, 2007 (unaudited)	3

2) Consolidated condensed statements of operations for the three months and nine months ended September 30, 2008 and 2007 (unaudited)	4

3) Consolidated condensed statements of cash flows for the nine months ended September 30, 2008 and 2007 (unaudited)	5

4) Consolidated condensed statements of changes in stockholder’s equity and comprehensive income for the period ended September 30, 2008 (unaudited)	6

5) Notes to consolidated condensed financial statements (unaudited)	7

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 Quantitative and Qualitative Disclosures About Market Risk	26

Item 4 Controls and Procedures	27

PART II OTHER INFORMATION

Item 1 Legal Proceedings	Not Applicable

Item 1A Risk Factors	Not Applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3 Defaults Upon Senior Securities	Not Applicable

Item 4 Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5 Other Information	Not Applicable

Item 6 Exhibits	28

Exhibit 31.1
Exhibit 31.2
Exhibit 32.0

SIGNATURES	29

PART I
Item 1 Financial Statements
UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	US$	US$
ASSETS

Current assets:
Cash	$25,989,653	$36,990,423
Short-term investments (held-to-maturity)	—	2,753,679
Inventory — raw materials	1,171,675	429,016
Accrued income	94,596	70,361
Receivables	1,302,447	485,902
Financial instruments	84,975	—
Other current assets	3,629,358	796,782

Total current assets	32,272,704	41,526,163

Property, plant and equipment	18,955,612	15,828,321
Less accumulated depreciation	(2,537,731)	(1,386,070)

Property, plant and equipment — net	16,417,881	14,442,251
Spare parts	—	23,907

Total assets	$48,690,585	$55,992,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$271,929	$786,296
Income taxes payable	—	15,869
Accrued expenses	453,756	808,210
Other liability	182,215	—
Employee entitlements provision	361,223	236,070

Total current liabilities	1,269,123	1,846,445

Non-current liabilities:
Asset retirement obligations	1,332,187	1,381,372
Employee entitlements provision	138,163	89,239
Other liability	1,607,850	—

Total non-current liabilities	3,078,200	1,470,611

Total liabilities	4,347,323	3,317,056

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2008 (2007: nil)
Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 156,976,936 shares in 2008 (2007: 156,958,812)	15,698	15,696
Additional paid-in capital	59,554,553	58,920,901
Accumulated deficit	(14,439,806)	(9,759,926)
Accumulated other comprehensive income	(787,183)	3,498,594

Total stockholders’ equity	44,343,262	52,675,265

Total liabilities and stockholders’ equity	$48,690,585	$55,992,321

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Period from
	inception to	Three Months Ended		Nine Months Ended September
	September 30,	September 30,		30,
	2008	2008	2007	2008	2007
	US$	US$	US$	US$	US$
Revenue
Revenue from products	$—	$—	$—	$—	$—
Revenue from services	2,861,626	1,682,983	—	2,861,626	—

Total revenue from ordinary activities	2,861,626	1,682,983	—	2,861,626	—
Costs of revenues
Cost of goods sold	—	—	—	—	—
Cost of services	(2,861,626)	(1,682,983)	—	(2,861,626)	—

Gross profit	—	—	—	—	—
Operating expenses:
Research and development (1 and 2)	17,828,605	819,714	1,523,030	4,565,533	3,998,043
General and administrative (3)	10,874,375	1,140,108	666,754	3,784,431	2,376,790

Total operating expenses	28,702,980	1,959,822	2,189,784	8,349,964	6,374,833

Research and development income	9,402,807	250,000	249,996	750,000	749,988
Loss from operations	(19,300,173)	(1,709,822)	(1,939,788)	(7,599,964)	(5,624,845)
Other income/(expense):
Interest income	3,863,528	565,249	215,284	1,929,043	822,281
Interest expense	(9,022)	—	—	(9,022)	—
Other	1,000,000	—	—	1,000,000	—

Total other income/(expense):	4,854,506	565,249	215,284	2,920,021	822,281
Net loss before tax	(14,445,667)	(1,144,573)	(1,724,504)	(4,679,943)	(4,802,564)
Income tax benefit/(expense)	5,861	—	—	63	—

Net loss	$(14,439,806)	$(1,144,573)	$(1,724,504)	$(4,679,880)	$(4,802,564)

Basic and diluted net loss per share	$(0.21)	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Number of shares used to compute per share data	67,433,642	156,976,936	128,191,651	156,958,812	128,113,543

Notes:
1 Net of research grant income in these amounts	1,911,603	—	202,654	275,061	525,873
2 Includes non-cash compensation expense (research and development)	835,482	135,171	100,987	443,892	137,103
3 Includes non-cash compensation expense (general & administrative)	630,669	59,722	38,011	199,878	112,074

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Period from
	inception to	Nine Months Ended
	September 30,	September 30,
	2008	2008	2007
	US$	US$	US$
Cash flows from operating activities provided by/(used in):
Net loss	(14,439,806)	(4,679,880)	(4,802,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment of plant & equipment	2,905,137	1,420,159	290,256
Share based payments expense	1,466,151	643,770	249,177
Loss on fixed assets disposal	97,715	—	—
Translation (gain)/loss	250,049	—	(375,938)
Change in assets and liabilities:
Inventory — Raw materials	(1,687,984)	(1,258,968)	—
Receivables	(1,264,099)	(778,197)	—
Prepaid expenses and other current assets	(922,823)	(123,513)	(170,220)
Grants receivable	(117,583)	(47,221)	(177,916)
Income tax payable	(973)	(16,842)	—
Employee entitlements	660,176	214,614	146,680
Accounts payable and accrued expenses	282,055	(685,428)	(165,942)

Net cash provided by/(used in) operating activities	(12,771,985)	(5,311,506)	(5,006,467)

Cash flows from investing activities:
Proceeds from sale of investment securities	168,914	2,922,593	—
Installment payments to acquire plant and equipment	(2,957,408)	(2,957,408)	—
Purchases of property, plant and equipment	(14,927,541)	(3,197,803)	(6,044,022)

Net cash provided by/(used in) investing activities	(17,716,035)	(3,232,618)	(6,044,022)

Cash flows from financing activities:
Gross proceeds from share issue	60,347,421	—	—
Transaction costs on share issue	(3,402,288)	(14,800)	—
Proceeds from stock options exercised	158,996	4,713	62,455

Net cash provided by/(used in) financing activities	57,104,129	(10,087)	62,455

Net increase in cash and cash equivalents	26,616,109	(8,554,211)	(10,988,034)
Cash and cash equivalent at beginning of period	—	36,990,423	23,885,198
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(626,456)	(2,446,559)	1,917,683

Cash and cash equivalents at end of period	25,989,653	25,989,653	14,814,847

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

					Additional		Other	Total
	Preference Shares		Ordinary shares		Paid-in	Accumulated	Comprehensive	stockholders’
	Shares	Amount	Shares	Amount	Capital	deficit	income	equity
		US$		US$	US$	US$	US$	US$
Balances at December 31, 2007			156,958,812	15,696	58,920,901	(9,759,926)	3,498,594	52,675,265

Transaction costs on shares issued in 2007	—	—		—	(14,829)	—	—	(14,829)

Comprehensive Income

Net loss	—	—	—	—	—	(4,679,880)	—	(4,679,880)

Gains on derivatives and hedges	—	—	—	—	—	—	84,975	84,975

Foreign currency translation reserve	—	—	—	—	—	—	(4,370,752)	(4,370,752)

Total Comprehensive Income								(8,965,657)

Exercise of stock options issued to employees	—	—	18,124	2	4,711	—	—	4,713

Stock option expense	—	—	—	—	643,770	—	—	643,770

Balances at September 30, 2008	—	—	156,976,936	15,698	59,554,553	(14,439,806)	(787,183)	44,343,262

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
          The Group has a range of point-of-care blood tests in development including an immunoassay point-of-care test to measure the amount of C-reactive protein in the blood which may be used to assist in the diagnosis and management of inflammatory conditions and a prothrombin time test which may be used for monitoring the therapeutic range of the anticoagulant, warfarin. The Group has developed a working prototypes of the immunoassay C-reactive protein test and the prothrombin time test. The Group has also started work on a second point-of-care dry immunoassay to measure the amount of D-Dimer in the blood. D- Dimer is a well established marker currently being used as point-of-care test for the detection and monitoring of several conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). Universal Biosensors also intends to develop additional immunoassay based point-of-care test devices by taking selected disease biomarkers currently measured in the central laboratory environment and creating tests using those biomarkers for the point-of-care setting using our novel platform of electrochemical cell technologies. Universal Biosensors proposes to focus on the development of products which do not rely on the discovery of new medicines, treatments or biomarkers, but instead proposes to focus on areas where existing therapies or practice can be enhanced significantly by simple and accurate diagnostic tools incorporating well known biomarkers.
          On October 29, 2007, Universal Biosensors entered into a Master Services and Supply Agreement with LifeScan which contains the terms pursuant to which Universal Biosensors Pty Ltd will provide certain services in the field of blood glucose monitoring to LifeScan and will act as a non exclusive manufacturer of blood glucose test strips for LifeScan (“Master Services and Supply Agreement”). The Master Services and Supply Agreement contemplates that Universal Biosensors will manufacture the blood glucose test strips in its Rowville facility on a non exclusive basis, should the blood glucose product receive clearance from Food and Drug Administration and other regulatory agencies to sell and should the blood glucose product be launched by LifeScan. LifeScan is solely responsible for registration strategy and commercial efforts with regard to the blood glucose sensor. Additionally, the Group will continue to provide research and development services to LifeScan in the area of diabetes management to extend and develop the glucose sensor technology owned by LifeScan under a development and research agreement (“Development and Research Agreement”).
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

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Interim Financial Statements
          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2007, included in the Form 10-K of Universal Biosensors, Inc.
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
          The Company’s financial statements have been prepared assuming the Company will continue as a going concern. Other than a small profit in the Company’s first year of operations, the Company has sustained operating losses since inception. The Company expects to continue to incur losses as it continues the development of its point-of-care tests and expands the organization and commercial manufacturing capability until the Company is able to generate sufficient revenues under the Master Services and Supply Agreement and/ or from the sale of any of its own products.
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

	September	December
	30, 2008	31, 2007
	$	$
Plant and equipment	12,552,501	3,349,905
Leasehold improvements	6,403,111	5,548,792
Capital work in process	—	6,929,624

	18,955,612	15,828,321
Accumulated depreciation	(2,537,731)	(1,386,070)

Property, plant & equipment, net	16,417,881	14,442,251

          Capital work in process relates to assets under construction and comprises primarily of specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represents the percentage of expenditure that has been completed, and once the assets are placed into service the Company begins depreciating the respective assets. The accumulated amortization of capitalized leasehold improvements for the fiscal year ended December 31, 2007 and for the nine month period ended September 30, 2008 was $264,668 and $943,440, respectively.
          The Company receives Victorian government grant monies under a grant agreement to support the establishment of a medical diagnostic manufacturing facility in Victoria through the purchase of plant and equipment. Plant and equipment is presented net of the government grant of $132,240 and $103,948 for the year ended December 31, 2007 and for the nine month period ended September 30, 2008, respectively. The grant monies are recognized against the acquisition costs of the

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
related plant and equipment as and when the related assets are purchased. Grant monies received in advance of the relevant expenditure are treated as deferred income and included in “Current Liabilities” on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under the grant agreement are recorded as “Currents Assets” on the balance sheet.
          Depreciation expense was $2,905,137 for the period from inception to September 30, 2008 and $595,067 and $132,651 for the three months ended September 30, 2008 and 2007, respectively and $1,420,159 and $290,256 for the nine months ended September 30, 2008 and 2007, respectively.
          The movement in accumulated depreciation is agreed to depreciation expense as follows:

	Nine month ended	Year ended
	September 30, 2008	December 31, 2007
	$	$
Movement in accumulated depreciation	1,151,661	351,325
Written down value of fixed assets disposed/written off	—	391,542
Difference in exchange rates	268,498	(148,340)

Depreciation expense	1,420,159	594,527

          The Company receives certain manufacturing equipment from LifeScan at their expense. Legal title of these assets remains with LifeScan. LifeScan has no substantial continuing involvement in the assets while the Company retains all the risks and benefits associated with the assets. In exchange for the assets, the Company has incurred a liability of commensurate value and is represented as “Other Liability” in the balance sheets. The non-monetary assets relinquished are measured at the fair value of the exchanged assets. For the nine month period ended September 30, 2008, the non-monetary assets and the liability were recorded at $2,038,401 at the time of the initial exchange. No gains or losses have been recognized on the exchange.
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
          Research and development expenses for the period from inception to September 30, 2008 and for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007 are as follows:

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Period
	from
	inception
	to
	September	Three Months Ended		Nine Months Ended
	30,	September 30,		September 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$
Research and development expenses	19,740,208	819,714	1,725,684	4,840,594	4,523,916
Research grants received recognized against related research and development expenses	1,911,603	—	202,654	275,061	525,873

Research and development expenses as reported	17,828,605	819,714	1,523,030	4,565,533	3,998,043

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
          We are subject to income taxes in the United States and Australia. U.S. federal income tax returns through the 2007 financial year have been filed. Internationally, consolidated income tax returns through the 2007 financial year have been filed.
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

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
          Our overall ARO changed as follows:

	Nine month ended	Year ended
	September 30, 2008	December 31, 2007
	$	$
Opening balance	1,381,372	—
New obligations	—	1,344,925
Accretion expense	90,497	34,682
Foreign currency translation	(139,682)	1,765

Ending balance	1,332,187	1,381,372

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
Fee Income
          Under the terms of the Master Services and Supply Agreement, in January 2008 the Company received an initial non-refundable fee of $1,000,000 in consideration for the grant of certain rights to LifeScan. The Company recorded the fee income as revenue upon receipt. This revenue is recorded under the caption “Other income” in the consolidated statements of operations as it is not indicative of the core operating activities or revenue producing goals of the Company.
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
          The consolidated financial statements are presented using a reporting currency of U.S. dollars. As a consequence of presenting the financial statements in other than the functional currency, movements in the A$/US$ exchange rates from period to period give rise to differences on translation that are presented as translation adjustments in other comprehensive income. To the extent that differences arise from translating cash balances and cash transactions, they are recognized separately in the statement of cash flows. These adjustments only arise due to the presentation process and do not reflect translation gains or losses recorded in the underlying functional currency financial statements.
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
          The Company has recorded foreign currency transaction gains/(losses) of $299,926 for the period from inception to September 30, 2008, and $189,254 and ($141,674) for the nine month period ended September 30, 2008 and 2007, respectively.
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
          The total share-based compensation expense recorded by the Company for the period from inception to September 30, 2008 and for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007 is allocated among the following expense categories:

	Period from
	inception to	Three Months Ended		Nine Months Ended
	September 30,	September 30,		September 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$
Research and development	835,482	135,171	100,987	443,892	137,103
General and administrative	630,669	59,722	38,011	199,878	112,074

Total share-based compensation expense	1,466,151	194,893	138,998	643,770	249,177

          The above charges had no impact on the Company’s cash flows.
          The assumptions for the option grants computed using the Black-Scholes option pricing model for options issued subsequent to January 1, 2007 were:

	Grant Date
	August 2008	March 2008	October 2007	September 2007	March 2007
Exercise Price	$0.61	$0.82	$1.04	$1.02	$0.95
Share Price at Grant Date	$0.62	$0.84	$1.10	$1.04	$0.98
Volatility	71%	76%	76%	72%	74%
Expected Life	10 years	10 years	10 years	10 years	10 years
Risk Free Interest Rate	5.85%	5.87%	6.13%	5.99%	5.86%
Fair Value of Option	$0.40	$0.55	$0.72	$0.66	$0.64
          A summary of activity in the Employee Option Plan for the nine-month period ended September 30, 2008 is as follows:

	Number of
	Options Over	Weighted -Average
	Shares	Exercise Price
Outstanding Balance, December 31, 2007	4,946,395	$0.55
Granted	1,553,000	0.77
Exercised	(18,124)	0.26
Lapsed	(107,987)	1.03

Outstanding Balance, September 30, 2008	6,373,284	0.55

Exercisable shares as of September 30, 2008	3,247,547	0.35

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
          As of September 30, 2008, there was $715,226 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Option Plan. This expense is expected to be recognized as follows:

Fiscal Year
2008 - remaining periods	$201,650
2009	387,931
2010	118,284
2011	7,361

715,226

Pension Costs
          As required by Australian law, Universal Biosensors Pty Ltd contributes to standard defined contribution superannuation funds on behalf of all employees at nine percent of each such employee’s salary. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. The Company permits employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the statement of operations as they become payable.
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
Subsequent Events
          There has not arisen in the interval between the end of the third quarter and the date of this report any item, transaction or event of a material and unusual nature likely, in the opinion of the directors of the Company, to affect significantly the operations of the Company, the results of those operations, or the state of affairs of the Company in future financial years.

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
          We are developing an immunoassay point-of-care test to measure the amount of C-reactive protein in the blood. A C-reactive protein test may be used to assist in the diagnosis and management of inflammatory conditions. We are also developing a prothrombin time test for monitoring the therapeutic range of the anticoagulant, warfarin and have also started work on a second point-of-care dry immunoassay to measure the amount of D-Dimer in the blood. D- Dimer is a well established marker currently being used as a point-of-care test for the detection and monitoring of several potentially life threatening conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). We also intend to leverage our intellectual property platform to develop additional immunoassay based point-of-care test devices by taking proven disease biomarkers currently used in the central laboratory environment and adapting those diagnostic tests to the point-of-care setting.
          In October 2007, we entered into a Master Services and Supply Agreement which contains the terms pursuant to which Universal Biosensors Pty Ltd will provide certain services in the field of blood glucose monitoring to LifeScan and under which Universal Biosensors Pty Ltd will act as a non exclusive manufacturer of blood glucose test strips for LifeScan. Additionally, we will continue to provide contract research and development services to LifeScan in the in the field of blood glucose monitoring pursuant to a Development & Research Agreement. With the exception of the first year of our operations when we made a small profit of $110,670, we have incurred net losses since our inception. Our accumulated losses from inception to September 30, 2008 are $14,439,806. We expect to continue to incur losses as we continue the development of our point-of-care tests and expand our organization and commercial manufacturing capability until we are able to generate sufficient revenues under the Master Services and Supply Agreement and/ or from the sale of any of our own products. LifeScan will have control over the commercialization of the blood glucose test strips (which are not currently approved for marketing and sale), including sole discretion to decide where and how to market and sell the test strips.
          Pursuant to the terms of the Master Services and Supply Agreement, Universal Biosensors Pty Ltd will provide a range of services to LifeScan, including continued development activities with respect to the initial test strips and services in support of the regulatory approval of the blood glucose monitoring product and the manufacture of the initial blood glucose

UNIVERSAL BIOSENSORS, INC.
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
Research and Development Expenses
          Our operating expenses to date have substantially been for research and development activities. Research and development expenses consist of costs associated with research activities, as well as costs associated with our product development efforts, including pilot manufacturing costs. All research and development costs, including those funded by an Australian research and development grant program, are expensed as incurred. Research and development expenses include:
•	consultant and employee related expenses, which include salary and benefits;

•	materials and consumables acquired for the research and development activities;

•	external research and development expenses incurred under agreements with third party organizations and universities; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.

Research and development expenses for the respective periods are as follows:

	Period
	from
	inception
	to
	September	Three Months Ended		Nine Months Ended
	30,	September 30,		September 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$
Research and development expenses	19,740,208	819,714	1,725,684	4,840,594	4,523,916
Research grants received recognized against related research and development expenses	1,911,603	—	202,654	275,061	525,873

Research and development expenses as reported	17,828,605	819,714	1,523,030	4,565,533	3,998,043

UNIVERSAL BIOSENSORS, INC.
          These expenses are related to developing our electrochemical cell platform technologies and producing and testing strips. Research and development expenditure attributable to services performed on behalf of LifeScan have been recorded separately under the caption “Cost of services” in the consolidated condensed statements of operations (refer section on “Gross Profit on Services Performed”). Our aggregate expenses (cost of services and operating expenses) have increased significantly during the three and nine months ended September 30, 2008 compared to the same period last year. These expenses are expected to continue to increase significantly throughout the balance of 2008 as we expand our research and development programs; expand our organization; and work on our commercial manufacturing capability for the first glucose sensor strip. We currently have three non glucose development programs, including two programs to develop immunoassay based tests (one immunoassay test being a test for C-reactive protein and the other being a test for D-Dimer) and a prothrombin time test. While the C-reactive protein, D-Dimer and the prothrombin time test still have a high degree of technical development risk, if the research and development efforts progress as anticipated, we expect to be in a position to commence the formal validation phase in 2009 for C-reactive protein and prothrombin time test and 2010 for D-Dimer, a process requiring approximately one year, following which, we will commence the process of seeking regulatory clearance for the tests.
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
General and Administrative Expenses
          General and administrative expenses increased by 71% and 59% during the three and nine months ended September 30, 2008 compared to the same period last year. General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, accounting, information technology and human resources functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, insurance expense, consultancy fees and professional fees for legal and accounting services. This increase in expenses reflects growth in the size and complexity of our operations, as well as the incremental costs of having our shares in the form of CDIs quoted on the ASX and compliance costs associated with being a United States domestic filer. We expect that our general and administrative expenses will increase as we expand our legal and accounting staff, add infrastructure and incur additional costs related to operating as a company whose shares in the form of CDIs are quoted on the ASX, including directors’ and officers’ insurance, investor relations programs, increased director fees and increased professional fees.
Research and Development Income
          Our research and development income for the three and nine months ended September 30, 2008 and 2007 was $250,000, $750,000, $249,996 and $749,988 respectively, recognized pursuant to the Development and Research Agreement with LifeScan.

UNIVERSAL BIOSENSORS, INC.
Fee Income
          The Company received an initial non-refundable fee of $1,000,000 in January 2008 in consideration for the grant of certain rights to LifeScan pursuant to the Master Services and Supply Agreement. This revenue is recorded under the caption “Other income” in the consolidated statements of operations.
Interest Income
          Interest income increased by 163% and 135% during the three and nine months ended September 30, 2008, respectively, compared to the same periods last year. The increase in interest income is attributable to the greater level of funds invested during the year and increased returns on the funds invested.
Interest Expense
          In the second quarter of 2008, interest was charged on the Company’s income taxes due for the 2002 financial year. The 2002 income tax returns were filed in 2007. All income taxes due have now been paid.
Income Tax Benefit
          Income tax benefit during the 2008 year relates to the reversal of over-provision for income tax.
Liquidity and Capital Resources
          Since inception, our operations have mainly been financed through the issuance of equity securities. Additional funding has come through payments received from LifeScan under the Development and Research Agreement, revenue from services, an initial one time payment under the Master Services and Supply Agreement and research grants and interest on investments. Through to September 30, 2008, we had received aggregate net cash proceeds from the following: (a) $28,130,694 from the renounceable rights issue; (b) $29,983,522 from the issuance of equity securities other than those issued under the renounceable rights offer; (c) $9,402,807 from LifeScan under our Development and Research Agreement; (d) $2,861,626 from LifeScan as revenue from services performed; (e) $2,238,650 as contributions from government and state grants; (f) $1,000,000 from LifeScan as an initial fee under our Master Services and Supply Agreement and (g) $3,863,528 from interest on investments. As of September 30, 2008, we had $25,989,653 in cash, cash equivalents and short-term investments. Our cash and investment balances are held in money market accounts and short-term instruments. Cash in excess of immediate requirements is invested in short-term instruments with regard to liquidity and capital preservation.
          For the nine months ended September 30, 2008, we used net cash of $5,311,506 for operating activities. This consisted of a net loss for the period of $4,679,880, which included $1,420,159 of non-cash depreciation and amortization and non-cash stock option expense of $643,770. Net cash used in investing activities during the nine months ended September 30, 2008 was $3,232,618, which included additional fit out of our new facilities and purchase of plant and equipment of $3,197,803, transfer of term investments with initial maturity between four to six months to term investments having a maturity of less than three months and deposits towards manufacturing equipment. The term investments had a face value of $2,922,593. We also made deposits towards manufacturing equipment of $2,957,408. These deposits have not been treated as “Property, plant and equipment” in the balance sheet but as “Other current assets” as title has not yet passed to us. Net cash used in financing activities during the nine months ended September 30, 2008 was $10,087.
          As at September 30, 2008, we had cash and cash equivalents of $25,989,653 as compared to $14,814,847 as of September 30, 2007. This increase was primarily due to the net cash proceeds of $28,130,694 raised from the renounceable rights issue we undertook which closed in December 2007. This increase was partially offset by the funds required for our ongoing operations including capital expenditure outlay.
          In October 2007, we entered into a Master Services and Supply Agreement with LifeScan. In January 2008 we received an initial one time payment of $1,000,000. The receipt and timing of any further revenue under the Master Services and Supply Agreement is uncertain.

UNIVERSAL BIOSENSORS, INC.
          Since May 2008, we have also been receiving payments from LifeScan for services related to production development and scale up. Payments received for services performed to date are $1,766,559. These services are for a short duration of time and any extension of the services to be performed by us is at the discretion of LifeScan.
          Choice and timing of market entry(ies) for the initial blood glucose test covered by the Master Services and Supply Agreement are at LifeScan’s discretion. If at any time LifeScan indicates that it will not proceed with commercialization of the initial blood glucose test covered by the Master Services and Supply Agreement, or if the product does not obtain regulatory approval, we will use the installed manufacturing equipment for the immunoassay and prothrombin time tests we are developing, contingent on those tests reaching the point of manufacture. To reach that point, development efforts will need to continue to be successful. If development efforts continue to be successful, we expect to be in a position to commence formal validation of the C-reactive protein test, D-Dimer test and the prothrombin time test in 2009, following which, we will seek regulatory clearance for these tests. As appropriate, we will likely seek partners to assist in the development, sales and distribution of these tests. We also intend to develop additional immunoassay based point-of-care test devices by taking selected disease biomarkers currently measured in the central laboratory environment and creating tests using those biomarkers for the point-of-care setting using our novel platform of electrochemical cell technologies.
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
          As a result of the numerous risks and uncertainties associated with our business strategy, we are unable to estimate the exact amounts of our capital and working capital requirements. We have expended approximately $3,197,803 on capital expenditures for the nine months ended September 30, 2008. We estimate our total capital expenditures in 2008 to be in the range of $6,500,000 to $8,000,000 for the purchase of equipment to support our activities, such as mobilization to meet our obligations under the Master Services and Supply Agreement, capacity expansion, final product validation activities, for ongoing development of our existing products, and for other ongoing research and development activities. We have also funded the majority of the fit out cost of our new facilities at Corporate Avenue from our existing cash. Our capital expenditure in connection with the fit out in 2008 is likely to total approximately $1,500,000. Our future funding requirements will depend on many factors, including, but not limited to:
•	expenses we incur in manufacturing, developing, marketing and selling products;

UNIVERSAL BIOSENSORS, INC.
•	any need to scale our manufacturing operations to meet demand for blood glucose strips under the Master Services and Supply Agreement, or for our point-of-care tests, including additional costs related to the fit out of our manufacturing facility in Melbourne, Australia and the acquisition of additional manufacturing equipment;

•	changes to our operations to enable us to perform services required under the Master Services and Supply Agreement;

•	the timing and amount of receipts of revenue from LifeScan under the Master Services and Supply Agreement through: (i) milestone payments upon the achievement of regulatory milestones; (ii) services fees calculated with reference to blood glucoses tests strips sold by LifeScan; and (iii) income from the manufacture of blood glucose tests strips by Universal Biosensors for LifeScan is sufficient to offset our costs in total or in part;

•	the success of our research and development efforts, and whether or not additional funds are required to support these;

•	the rate of progress and cost of our product development activities;

•	the timing and amount of revenue generated by sales of our point-of-care tests;

•	costs and timing of regulatory approvals;

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
Off-Balance Sheet Arrangement
          The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2008 are:

Less than 1 year	$399,896
1 – 3 years	841,645
3 – 5 years	898,790
More than 5 years	233,981

Total minimum lease payments	$2,374,312

     The above relates to our operating lease obligations in relation to the lease of our premises.

UNIVERSAL BIOSENSORS, INC.
Contractual Obligations
          Our future contractual obligations primarily for future rental payment obligations on the current office and manufacturing space, including financing costs, at September 30, 2008 were as follows:

	Payments Due By Period
		Less than 1			More than 5
	Total	year	1 – 3 years	3 – 5 years	years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations (1)	1,332,187	—	—	—	1,332,187
Operating Lease Obligations (2)	2,374,312	399,896	841,645	898,790	233,981
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities on Balance Sheet under GAAP (3)	138,163	—	—	—	138,163
Total	3,844,662	399,896	841,645	898,790	1,704,331

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.

(2)	Our operating lease obligations relate primarily to the lease of our premises.

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

UNIVERSAL BIOSENSORS, INC.
Item 3 Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk
          We transact business in various foreign currencies, including U.S. dollars and Euros. We have established a foreign currency hedging program using forward contracts to hedge the net projected exposure for each currency and the anticipated sales and purchases in U.S. dollars and Euros. The goal of this hedging program is to economically guarantee or lock-in the exchange rates on our foreign exchange exposures. The Company does not hold or issue derivative financial instruments for trading purposes. However, derivatives that do not qualify for hedge accounting are accounted for as trading instruments.
          As at balance date, there were no anticipated transactions and related derivatives which extended beyond the current financial year.
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
          We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer, and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures as of September 30, 2008 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls
          There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during the last fiscal quarter, on in other factors that have materially affected or are reasonably likely to materially affect these controls or procedures.

UNIVERSAL BIOSENSORS, INC.
PART II
Item 6 Exhibits

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.0*	Section 1350 Certificate	Filed herewith

*	This exhibit is furnished rather than filed, and shall not be incorporated by reference into any filing of the registrant in accordance with Item 601 of Registration S-K

UNIVERSAL BIOSENSORS, INC.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.
(Registrant)

Date: October 27, 2008	By:	/s/ MARK MORRISSON Mark Morrisson
Chief Executive Officer and Executive Director

Date: October 27, 2008	By:	/s/ SALESH BALAK Salesh Balak
Chief Financial Officer

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated October 27, 2008

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.0	Section 1350 Certificate	Filed herewith