Form 10-Q
period 2009-03-31
UNIVERSAL BIOSENSORS INC
filed 2009-05-11
CIK 1279695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Universal Biosensors, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0424072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Universal Biosensors, Inc.
1 Corporate Avenue,
Rowville, 3178, Victoria
Australia	Not Applicable
(Address of principal executive offices)	(Zip Code)
Telephone: +61 3 9213 9000
(Registrant’s telephone
number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 156,976,936 shares of Common Stock, U.S.$0.0001 par value, outstanding as of May 11, 2009.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Consolidated condensed balance sheets at March 31, 2009 and December 31, 2008 (unaudited)	3

	2)	Consolidated condensed statements of operations for the three months ended March 31, 2009 and 2008 (unaudited)	4

	3)	Consolidated condensed statements of cash flows for the three Months ended March 31, 2009 and 2008 (unaudited)	5

	4)	Consolidated condensed statements of changes in stockholder’s equity and comprehensive income for the period ended March 31, 2009 (unaudited)	6

	5)	Notes to consolidated condensed financial statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		20

Item 3	Quantitative and Qualitative Disclosures About Market Risk		27

Item 4	Controls and Procedures		28

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		Not Applicable

Item 1A	Risk Factors		Not Applicable

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		Not Applicable

Item 3	Defaults Upon Senior Securities		Not Applicable

Item 4	Submission of Matters to a Vote of Security Holders		Not Applicable

Item 5	Other Information		Not Applicable

Item 6	Exhibits		29

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.0

SIGNATURES			30

PART I
Item 1 Financial Statements
UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	28,030,091	28,334,864
Accrued income	118,305	118,305
Accounts receivables	2,962	31,657
Prepayments	4,055,591	3,730,246
Other current assets	439,869	535,000

Total current assets	32,646,818	32,750,072

Property, plant and equipment	23,693,825	23,522,706
Less accumulated depreciation	(4,476,290)	(3,767,457)

Property, plant and equipment — net	19,217,535	19,755,249

Total assets	51,864,353	52,505,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	362,510	630,977
Accrued expenses	710,634	838,697
Borrowings	299,796	—
Deferred income	1,311,601	—
Employee entitlements provision	450,537	435,387

Total current liabilities	3,135,078	1,905,061

Non-current liabilities:
Asset retirement obligations	1,734,990	1,699,133
Employee entitlements provision	195,418	197,897
Deferred income	308,785	—

Total non-current liabilities	2,239,193	1,897,030

Total liabilities	5,374,271	3,802,091

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2009 (2008: nil)
Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 156,976,936 shares in 2009 (2008: 156,976,936)	15,698	15,698
Additional paid-in capital	73,479,443	73,338,995
Accumulated deficit	(24,353,151)	(12,357,265)
Current year loss	(2,353,596)	(11,995,886)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	46,490,082	48,703,230

Total liabilities and stockholders’ equity	51,864,353	52,505,321

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Period from
	Inception
	(September 14,
	2001) to March	Three Months Ended March 31,
	31, 2009	2009	2008
	A$	A$	A$

Revenue
Revenue from products	$—	$—	$—
Revenue from services	4,589,218	1,467,464	—

Total revenue from ordinary activities	4,589,218	1,467,464
Costs of revenues
Cost of goods sold	—	—	—
Cost of services	3,136,589	14,835	—

Total costs of revenues	3,136,589	14,835	—
Gross profit	1,452,629	1,452,629
Operating expenses
Research and development (1 and 2)	32,149,654	3,233,635	1,940,629
General and administrative (3)	15,553,356	1,190,592	1,389,013

Total operating expenses	47,703,010	4,424,227	3,329,642

Research and development income	13,466,283	388,319	279,298

Loss from operations	(32,784,098)	(2,583,279)	(3,050,344)
Other income/(expense)
Interest income	4,866,107	267,074	773,957
Interest expense	(13,102)	(3,613)	—
Fee income	1,131,222	—	1,131,222
Other	110,918	(33,778)	(16,228)

Total other income/(expense)	6,095,145	229,683	1,888,951
Net loss before tax	(26,688,953)	(2,353,596)	(1,161,393)
Income tax benefit/(expense)	(17,794)	—	3,054

Net loss	$(26,706,747)	$(2,353,596)	$(1,158,339)

Basic and diluted net loss per share	$(0.36)	$(0.01)	$(0.01)

Average weighted number of shares outstanding during the period	73,348,189	156,976,936	156,958,812

Notes:

1. Net of research grant income in these amounts	$2,366,063	$—	$240,751
2. Includes non-cash compensation expense (research and development)	$1,244,749	$95,997	$77,844
3. Includes non-cash compensation expense (general and administrative)	$895,589	$44,451	$95,764
See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Period from
	Inception
	(September 14,
	2001) to March	Three Months Ended March 31,
	31, 2009	2009	2008
	A$	A$	A$

Cash flows from operating activities:
Net loss	(26,706,747)	(2,353,596)	(1,158,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Net exchange difference	1,102,572	—	—
Depreciation and impairment of plant & equipment	4,999,153	717,870	382,377
Share based payments expense	2,140,338	140,448	173,608
Loss on fixed assets disposal	206,506	55,821	—
Change in assets and liabilities:
Inventory	—	—	(373,631)
Accounts receivables	(910,290)	28,695	(24,034)
Prepaid expenses and other current assets	(38,486)	(230,214)	(480,607)
Accrued income	(108,855)	—	(92,261)
Income tax payable	—	—	(18,000)
Deferred revenue	1,620,386	1,620,386	—
Borrowings	299,796	299,796	—
Employee entitlements	645,955	12,671	106,074
Accounts payable and accrued expenses	1,157,009	(335,523)	308,838

Net cash used in operating activities	(15,592,663)	(43,646)	(1,175,974)

Cash flows from investing activities:
Instalment payments to acquire plant and equipment	(3,616,235)	—	(1,763,623)
Purchases of property, plant and equipment	(21,005,025)	(261,127)	(1,963,968)

Net cash used in investing activities	(24,621,260)	(261,127)	(3,727,591)

Cash flows from financing activities:
Gross proceeds from share issue	73,517,472	—	—
Transaction costs on share issue	(4,099,870)	—	(16,663)
Proceeds from stock options exercised	184,045	—	—

Net cash provided by/(used in) financing activities	69,601,647	—	(16,663)

Net increase/(decrease) in cash and cash equivalents	29,387,724	(304,773)	(4,920,228)
Cash and cash equivalent at beginning of period	—	28,334,864	41,958,285
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(1,357,633)	—	—

Cash and cash equivalents at end of period	28,030,091	28,030,091	37,038,057

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

					Additional		Other	Total
	Preference Shares		Ordinary shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
		A$		A$	A$	A$	A$	A$
Balances at December 31, 2008	—	—	156,976,936	15,698	73,338,995	(24,353,151)	(298,312)	48,703,230
Comprehensive Income
Net loss	—	—	—	—	—	(2,353,596)	—	(2,353,596)
Foreign currency translation reserve	—	—	—	—	—	—	—	—

Total Comprehensive Income								(2,353,596)

Stock option expense	—	—	—	—	140,448	—	—	140,448

	—	—	156,976,936	15,698	73,479,443	(26,706,747)	(298,312)	46,490,082

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
     The Group has a range of point-of-care blood tests in development including an immunoassay point-of-care test to measure the amount of C-reactive protein in the blood which may be used to assist in the diagnosis and management of inflammatory conditions and a prothrombin time test which may be used for monitoring the therapeutic range of the anticoagulant, warfarin. The Group has developed a working prototype of the immunoassay C-reactive protein test and the prothrombin time test. The Group has also started work on a point-of-care dry immunoassay to measure the amount of D-dimer in the blood. D-dimer is a well established marker currently being used as point-of-care test for the detection and monitoring of several conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). Universal Biosensors also intends to develop additional immunoassay based point-of-care test devices by taking selected disease biomarkers currently measured in the central laboratory environment and creating tests using those biomarkers for the point-of-care setting using its novel platform of electrochemical cell technologies. Universal Biosensors proposes to focus on the development of products, which do not rely on the discovery of new medicines, treatments or biomarkers, but instead proposes to focus on areas where existing therapies or practice can be enhanced significantly by simple and accurate diagnostic tools incorporating well-known biomarkers.
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
     The Group is considered a development stage enterprise, as its planned commercial manufacturing operations have not yet commenced.
Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2008, included in the Form 10-K of Universal Biosensors, Inc.
     The year-end condensed balance sheet data as at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
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
Use of Estimates
     The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of inventory and property, plant and equipment, deferred income taxes, asset retirement obligations and obligations related to employee benefits. Actual results could differ from those estimates.

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
     There are no open derivative instruments as at March 31, 2009.
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

	March 31,	December
	2009	31, 2008
	A$	A$
Plant and equipment	13,063,771	13,003,248
Leasehold improvements	8,186,011	8,123,925
Capital work in process	2,444,043	2,395,533

	23,693,825	23,522,706
Accumulated depreciation	(4,476,290)	(3,767,457)

Property, plant & equipment, net	19,217,535	19,755,249

     Capital work in process relates to assets under construction and comprises primarily of specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represents the percentage of expenditure that has been completed, and once the assets are placed into service the Company begins depreciating the respective assets. The accumulated amortization of capitalized leasehold improvements for

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
the fiscal year ended December 31, 2008 and for the three month period ended March 31, 2009 was A$1,501,516 and A$1,825,826, respectively.
     The Company receives Victorian government grant monies under a grant agreement to support the establishment of a medical diagnostic manufacturing facility in Victoria through the purchase of plant and equipment. Plant and equipment is presented net of the government grant of A$280,000 at December 31, 2008 and March 31, 2009, respectively. The grant monies are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grant monies received in advance of the relevant expenditure are treated as deferred income and included in “Current Liabilities” on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under the grant agreement are recorded as “Currents Assets” on the balance sheet.
     Depreciation expense was A$4,999,153 for the period from inception to March 31, 2009 and A$717,870 and A$382,377 for the three months ended March 31, 2009 and 2008, respectively.
     The movement in accumulated depreciation is agreed to depreciation expense as follows:

	Three months
	ended March 31,	Year ended
	2009	December 31, 2008
	A$	A$
Movement in accumulated depreciation	708,833	2,195,236
Accumulated depreciation of fixed assets disposed	9,037	71,611

Depreciation expense	717,870	2,266,847

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
     Research and development expenses for the period from inception to March 31, 2009 and for the three months ended March 31, 2009 and 2008 are as follows:

	Period from
	inception to	Three months ended March
	March 31,	31,
	2009	2009	2008
	A$	A$	A$
Research and development expenses	34,515,717	3,233,635	2,181,380
Research grants received recognized against related research and development expenses	2,366,063	—	240,751

Research and development expenses as reported	32,149,654	3,233,635	1,940,629

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
     Where it is more likely than not that some portion or all of the deferred tax assets will not be realized the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. At present there is a full valuation allowance recognized.
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
     Our overall ARO changed as follows:

	Three months ended	Year ended
	March 31, 2009	December 31, 2008
	A$	A$
Opening balance	1,699,133	1,566,892
Accretion expense	35,857	132,241

Ending balance	1,734,990	1,699,133

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
Revenue Recognition
Revenue from services
     We provide certain services to LifeScan. Revenues received in advance of performing the services are treated as deferred income and included in liabilities on the balance sheet as the Group has not earned these amounts until the relevant services have been performed. We recognize revenue from these services on the following basis:
•	as we perform the services; or

•	on a percentage-of-completion basis where revenues is related to costs incurred in providing the services required under the contract
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

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Also in April 1, 2002, the Company and LifeScan entered into a Development and Research Agreement pursuant to which the Company agreed to undertake contract research and development for LifeScan in the area of diabetes management to extend and develop the glucose sensor technology owned by LifeScan. The research and development activities are supervised by a steering committee comprised of representatives from both the Company and LifeScan. In consideration of us undertaking the research and development activities, LifeScan makes quarterly payments to the Company. The Development and Research Agreement automatically renews for successive one year periods on the same terms and conditions unless either LifeScan or the Company gives written notice of termination not less than nine months prior to the end of the relevant one year period (in which case the agreement terminates at the end of the relevant one year period), or the Development and Research Agreement is otherwise terminated in accordance with its terms. LifeScan owns all intellectual property developed by the Group under the Development and Research Agreement and the Group receives a license to such intellectual property outside of the LifeScan Field
     The Development and Research Agreement provides details of the amount to be charged to LifeScan each year for the provision of research and development services. Revenue is recognized ratably over the period to which it relates and when the amount of the payment can be reliably measured and collectibility is reasonably assured. For fiscal 2009, LifeScan is paying the Company US$250,000 per quarter under the Development and Research Agreement.
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

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     The consolidated financial statements are presented using a reporting currency of Australian dollars. Effective October 2008, the Company changed its reporting currency from U.S. Dollars (USD) to Australian Dollars (AUD). Prior to October 2008, the Company reported its consolidated balance sheet, statement of operations and stockholder’s equity and cash flows in USD. The related statements and corresponding notes for and prior to September 30, 2008 have been revised to reflect Australian Dollars as the reporting currency for comparison to the financial results for the year ended December 31, 2008. The change in reporting currency is to better reflect the Company’s performance and to improve investor’s ability to compare the Company’s financial results.
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
     The Company has recorded foreign currency transaction gains/(losses) of (A$33,778), (A$16,228) and A$111,956 for the three month period ended March 31, 2009 and 2008 and the period from inception to March 31, 2009, respectively.
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
Stock-based Compensation
     Prior to January 1, 2006, the Company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its fixed-plan stock options. For periods prior to January 1, 2006, the Company complied with the disclosure only provisions of FASB Statement No.123, “Accounting for Stock-Based Compensation”, or SFAS 123. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the Employee Option Plan). Results for periods before January 1, 2006 have not been restated to reflect, and do not include the impact of, FASB Statement No. 123(R), “Share Based Payment”, or SFAS 123(R).
     As of January 1, 2006, the Company adopted SFAS 123(R), using the modified prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and amortization of the fair value over the vesting period of the award. The Company has elected to use the straight-line method of amortization. Under the modified prospective method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123 shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Trinomial Lattice model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure”.
     Such value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R). There were no transitional adjustments on adoption of SFAS 123 (R).
     The total share-based compensation expense recorded by the Company for the period from inception to March 31, 2009 and for the three months ended March 31, 2009 and 2008 is allocated among the following expense categories:

	Period from
	inception to	Three months ended March
	March 31,	31,
	2009	2009	2008
	A$	A$	A$
Research and development	1,244,749	95,997	77,844
General and administrative	895,589	44,451	95,764

Total share-based compensation expense	2,140,338	140,448	173,608

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     The above charges had no impact on the Company’s cash flows.
     The assumptions for the option grants computed using a Trinomial Lattice model for options issued during the 2008 financial year and for the three month period ended March 31, 2009 were:

	Grant Date
	February 2009	August 2008	March 2008
Exercise Price (A$)	$0.50	$0.70	$0.89
Share Price at Grant Date (A$)	$0.43	$0.71	$0.91
Volatility	77%	71%	76%
Expected Life	10 years	10 years	10 years
Risk Free Interest Rate	4.26%	5.85%	5.87%
Fair Value of Option (A$)	$0.28	$0.45	$0.59
     A summary of activity in the Employee Option Plan for the three-month period ended March 31, 2009 is as follows:

		Weighted –Average
	Number of Options	Exercise Price
	Over Shares	A$
Outstanding Balance, December 31, 2008	6,373,284	0.66
Granted	154,000	0.50

Outstanding Balance, March 31, 2009	6,527,284	0.65

Exercisable shares as of March 31, 2009	4,440,903	0.53
     As of March 31, 2009, there was A$541,686 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2009 – remaining periods	366,835
2010	160,634
2011	14,217

541,686

Pension Costs
     As required by Australian law, Universal Biosensors Pty Ltd contributes to standard defined contribution superannuation funds on behalf of all employees at nine percent of each such employee’s salary. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. Universal Biosensors Pty Ltd permits employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the statement of operations as they become payable.

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
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” effective January 1, 2009 which has not had a material impact on the Company’s consolidated financial statements.
     EITF Issue 07-01: “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.” This issue addresses the income statement classification of payments made between parties in a collaborative arrangement. The Company adopted EITF 07-01 effective January 1, 2009 which has not had a material impact on the Company’s consolidated financial statements.
Related Party Transactions
     Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, are set out below:
     Johnson & Johnson Development Corporation, a wholly owned subsidiary of Johnson & Johnson, owns approximately 12% of the Company’s shares.
     LifeScan, a wholly owned subsidiary of Johnson & Johnson, makes payments to the Company or Universal Biosensors Pty Ltd through the Development and Research Agreement, Master Services and Supply Agreement and issuance of purchase orders to Universal Biosensors Pty Ltd to undertake additional services in the field of blood glucose monitoring.
     The following transactions occurred with LifeScan:

	Three months ended March 31,
	2009	2008
	A$	A$
Current Receivables
Reimbursement of expenses	3,223	494,982

Sale of Goods and Services
Revenue from services	1,467,464	—

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Other transactions with LifeScan are detailed as follows:
•	the Company received research and development revenue of A$388,319 and A$279,298 for the three months ended March 31, 2009 and 2008, respectively under the Development and Research Agreement with LifeScan;

•	Universal Biosensors Pty Ltd received an initial non-refundable fee of A$1,131,222 in January 2008 in consideration for the grant of certain rights to LifeScan pursuant to the Master Services and Supply Agreement; and

•	Universal Biosensors Pty Ltd was reimbursed A$17,580 and A$282,324 for the three months ended March 31, 2009 and 2008, respectively for certain expenditure incurred on behalf of LifeScan
Borrowings
     In March 2009, Universal Biosensors Pty Ltd entered into an arrangement with Pacific Premium Funding Pty Limited to fund the Group’s insurance premium. The total amount financed is A$479,673 at inception. Interest is charged at a rate of 2% per annum and the short-term borrowing is repayable over an 8-month period. The short-term borrowing is secured by the insurance premium refund.
Subsequent Events
     There has not arisen in the interval between the end of the first quarter and the date of this report any item, transaction or event of a material and unusual nature likely, in the opinion of the directors of the Company, to affect significantly the operations of the Company, the results of those operations, or the state of affairs of the Company in future financial years.

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

UNIVERSAL BIOSENSORS, INC.
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
Development and Research Agreement with LifeScan
          On April 1, 2002, we entered into a Development and Research Agreement with LifeScan pursuant to which we agreed to perform certain research and development activities for LifeScan in the area of diabetes management to extend and develop the glucose sensor technology owned by LifeScan. At the time of execution of the Master Services and Supply Agreement, the Development and Research Agreement was amended to conform the intellectual property provisions in the Development and Research Agreement with those in the Master Services and Supply Agreement such that LifeScan would own all intellectual property developed by us under the Development and Research Agreement and we would receive a license to such intellectual property outside of the LifeScan field of diabetes and blood glucose management generally.
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
Results of Operations
Gross Profit on Services Performed
          Under the terms of our arrangement with LifeScan, we will assist LifeScan to establish its own manufacturing line for the new blood glucose sensor strips. Under this arrangement, revenue from the services is recognized on a percentage-of-completion basis where revenues are related to costs incurred in providing the services required under the contract.

UNIVERSAL BIOSENSORS, INC.
Research and Development Expenses
          Our operating expenses to date have substantially been for research and development activities. Research and development expenses consist of costs associated with research activities, as well as costs associated with our product development efforts, including pilot manufacturing costs. All research and development costs, including those funded by an Australian research and development grant program, are expensed as incurred. Research and development expenses include:
•	consultant and employee related expenses, which include salary and benefits;
•	materials and consumables acquired for the research and development activities;
•	external research and development expenses incurred under agreements with third party organizations and universities; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.
          Research and development expenses for the respective periods are as follows:

	Period from
	inception to	Three months ended March
	March 31,	31,
	2009	2009	2008
	A$	A$	A$
Research and development expenses	34,515,717	3,233,635	2,181,380
Research grants received recognized against related research and development expenses	2,366,063	—	240,751

Research and development expenses as reported	32,149,654	3,233,635	1,940,629

          These expenses are related to developing our electrochemical cell platform technologies and producing and testing strips. Research and development expenditure attributable to services performed on behalf of LifeScan have been recorded separately under the caption “Cost of services” in the consolidated condensed statements of operations (see section above titled “Gross Profit on Services Performed”). We expect that our expenses will increase significantly during 2009 as we expand our research and development programs and expand our organization and our commercial manufacturing capability and capacity.
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

UNIVERSAL BIOSENSORS, INC.
General and Administrative Expenses
          General and administrative expenses decreased by 14% during the three months ended March 31, 2009 compared to the same period last year. This reduction is attributed to management reducing its expenditure primarily those related to professional/consultancy fees, repairs and travel. General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, finance, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal, audit and accounting services.
          We expect that our general and administrative expenses will increase as we expand our legal, accounting, marketing and sales staff, add infrastructure and incur additional costs related to operating as a company whose shares in the form of CDIs are quoted on the ASX and compliance costs associated with being a domestic United States issuer subject to SEC reporting requirements.
Research and Development Income
          We receive research and development revenue under the Development and Research Agreement with LifeScan. The Development and Research Agreement provides details of the amount to be charged to LifeScan each year for the research and development services carried out by us. Revenue is recognized when services have been performed and the amount of the payment can be reliably measured and collectability is reasonably assured. The recognition of revenue is not based on the completion of any milestones, or on a percentage of completion basis. We recognize revenue for accounting purposes ratably over the annual grant period.
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
          Research and development income for the period from inception to March 31, 2009 and for the three months ended March 31, 2009 and 2008 were A$13,466,283, A$388,319 and A$279,298, respectively.
Fee Income
          The Company received an initial non-refundable fee of A$1,131,222 in January 2008 in consideration for the grant of certain rights to LifeScan pursuant to the Master Services and Supply Agreement. This revenue is recorded under the caption “Other income” in the consolidated statements of operations.
Interest Income
          Interest income decreased by 65% during the three months ended March 31, 2009, compared to the same period last year. The decrease in interest income is attributable to the lower level of funds invested during the year and decreased returns on the funds invested.
Interest Expense
          Interest expense of A$3,613 for the three months ended March 31, 2009 relates to a 2% interest being charged on a short-term borrowing. Our interest expense for the three months ended March 31, 2008 was zero.

UNIVERSAL BIOSENSORS, INC.
Liquidity and Capital Resources
          Since inception, our operations have mainly been financed through the issuance of equity securities. Additional funding has come through payments received from LifeScan under the Development and Research Agreement, revenue from services, an initial one-time payment under the Master Services and Supply Agreement and a one-time payment for manufacturing process support and research grants and interest on investments. Through to March 31, 2009, we had received aggregate net cash proceeds from the following: (a) A$32,518,792 from the renounceable rights issue; (b) A$37,082,855 from the issuance of equity securities other than those issued under the renounceable rights offer; (c) A$13,466,283 from LifeScan under our Development and Research Agreement; (d) A$6,209,603 from LifeScan as revenue from services performed; (e) A$2,646,063 as contributions from government and state grants; (f) A$1,131,222 from LifeScan as an initial fee under our Master Services and Supply Agreement and (g) A$4,866,107 from interest on investments. As of March 31, 2009, we had A$28,030,091 in cash, cash equivalents and short-term investments. Our cash and investment balances are held in money market accounts and short-term instruments. Cash in excess of immediate requirements is invested in short-term instruments with regard to liquidity and capital preservation.
          For the three-month period ended March 31, 2009, we used net cash of A$43,646 for operating activities. This consisted of a net loss for the period of A$2,353,596, which included A$717,870 of non-cash depreciation and amortization and non-cash stock option expense of A$140,448. Net cash used in investing activities during the period ended March 31, 2009 was A$261,127, which included purchase of plant and equipment.
          As at December 31, 2008, we had cash and cash equivalents of A$28,334,864 as compared to A$28,030,091 as of March 31, 2009. The decrease in cash and cash equivalents balance is as a result of our payments for our ongoing operations including our capital expenditure outlay. The decrease has been to a large extent offset by receipts from LifeScan for the provision of certain services.
          In October 2007, we entered into a Master Services and Supply Agreement with LifeScan. In February 2009 we received A$3,087,849 in connection with the provision by us to LifeScan of certain manufacturing support services. The receipt and timing of any further revenue under the Master Services and Supply Agreement is uncertain.
          We are in discussions with LifeScan with respect to the commercial terms for the development and manufacture of the enhanced initial blood glucose test strips and the resulting amendments to the Master Services and Supply Agreement. Choice and timing of market entry(ies) for blood glucose products covered by the Master Services and Supply Agreement are at LifeScan’s discretion. If we are not successful in negotiating amendments to the Master Services and Supply Agreement to reflect the change of initial product, or if at any time LifeScan indicates that it will not proceed with commercialization of the enhanced initial blood glucose test covered by the Master Services and Supply Agreement, or if the product does not obtain regulatory approval, we will use the installed manufacturing equipment for the immunoassay and prothrombin time tests we are developing, contingent on those tests reaching the point of manufacture. To reach that point, development efforts will need to continue to be successful. If development efforts continue to be successful and we are able to enter into a strategic partnership to support the development and commercialization of the tests, we expect to be in a position to commence formal validation of the C-reactive protein test and the prothrombin time test in 2009 and 2010 for D-dimer test, following which, we will seek regulatory clearance for these tests. As appropriate, we will likely seek partners to assist in the development, sales and distribution of these tests. We also intend to develop additional immunoassay based point-of-care test devices by taking selected disease biomarkers currently measured in the central laboratory environment and creating tests using those biomarkers for the point-of-care setting using our novel platform of electrochemical cell technologies.
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
     As a result of the numerous risks and uncertainties associated with our business strategy, we are unable to estimate the exact amounts of our capital and working capital requirements. We estimate our total capital expenditures in 2009 to be in the range of A$5,000,000 to A$6,000,000 for the purchase of equipment to support our activities under the Master Services and Supply Agreement, capacity expansion, for ongoing development of our existing products, and for other ongoing research and development activities. We have also funded the majority of the fit out cost of our new facilities at Corporate Avenue from our existing cash. Our future funding requirements will depend on many factors, including, but not limited to:
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
Off-Balance Sheet Arrangement
          The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2009 are:

Less than 1 year	A	$500,120
1 – 3 years		1,052,583
3 – 5 years		1,120,401
More than 5 years		—

Total minimum lease payments	A	$2,673,104

     The above relates to our operating lease obligations in relation to the lease of our premises.

UNIVERSAL BIOSENSORS, INC.
Contractual Obligations
          Our future contractual obligations primarily for future rental payment obligations on the current office and manufacturing space, including financing costs, at March 31, 2009 were as follows:

		Payments Due By Period
		Less than 1			More than 5
	Total	year	1 – 3 years	3 – 5 years	years
Long-Term Debt Obligations	—	—	—	—	—
Asset Retirement Obligations (1)	1,734,990	—	—	—	1,734,990
Operating Lease Obligations (2)	2,673,104	500,120	1,052,583	1,120,401	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities on Balance Sheet under GAAP (3)	195,418	—	—	—	195,418

Total	4,603,512	500,120	1,052,583	1,120,401	1,930,408

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.

(2)	Our operating lease obligations relate primarily to the lease of our premises.

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
          As at balance date, there were no anticipated transactions nor related derivatives open or which extended beyond the current financial quarter.
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

UNIVERSAL BIOSENSORS, INC.
Item 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
          With the participation of our management, including the Company’s principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that:
•	information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and other reports that the Company files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and other reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period in which the periodic reports of the Company, including this Quarterly Report on Form 10-Q, are being prepared.
     Changes in Internal Control Over Financial Reporting.
          During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UNIVERSAL BIOSENSORS, INC. (Registrant)
	By:	/s/ MARK MORRISSON
Date: May 11, 2009		Mark Morrisson
Chief Executive Officer and Executive Director

	By:	/s/ SALESH BALAK
Date: May 11, 2009		Salesh Balak
Chief Financial Officer

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated May 11, 2009

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.0	Section 1350 Certificate	Filed herewith