Form 10-Q
period 2009-06-30
UNIVERSAL BIOSENSORS INC
filed 2009-08-07
CIK 1279695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 156,976,936 shares of Common Stock, U.S.$0.0001 par value, outstanding as of August 7, 2009.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
TABLE OF CONTENTS

PART I

Item 1	Financial Statements
UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	22,284,881	28,334,864
Accrued income	118,305	118,305
Accounts receivables	3,459	31,657
Prepayments	2,910,572	3,730,246
Other current assets	500,855	535,000

Total current assets	25,818,072	32,750,072

Property, plant and equipment	26,553,746	23,522,706
Less accumulated depreciation	(5,173,249)	(3,767,457)

Property, plant and equipment — net	21,380,497	19,755,249

Total assets	47,198,569	52,505,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	504,753	630,977
Accrued expenses	813,451	838,697
Financial instruments	63,396	—
Borrowings	119,918	—
Deferred income	1,230,707	—
Employee entitlements provision	495,300	435,387

Total current liabilities	3,227,525	1,905,061

Non-current liabilities:
Asset retirement obligations	1,770,841	1,699,133
Employee entitlements provision	222,402	197,897
Deferred income	77,088	—

Total non-current liabilities	2,070,331	1,897,030

Total liabilities	5,297,856	3,802,091

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2009 (2008: nil)
Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 156,976,936 shares in 2009 (2008: 156,976,936)	15,698	15,698
Additional paid-in capital	73,595,973	73,338,995
Accumulated deficit	(24,353,151)	(12,357,265)
Current year loss	(6,996,099)	(11,995,886)
Accumulated other comprehensive income	(361,708)	(298,312)

Total stockholders’ equity	41,900,713	48,703,230

Total liabilities and stockholders’ equity	47,198,569	52,505,321

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Period from
	Inception
	(September 14,
	2001) to June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2009	2008	2009	2008
	A$	A$	A$	A$	A$
Revenue
Revenue from products	$—	$—	$—	$—	$—
Revenue from services	4,901,808	312,590	1,240,801	1,780,054	1,240,801

Total revenue from ordinary activities	4,901,808	312,590	1,240,801	1,780,054	1,240,801
Costs of revenues
Cost of goods sold	—	—	—	—	—
Cost of services	3,183,874	47,285	1,240,801	62,120	1,240,801

Total costs of revenues	3,183,874	47,285	1,240,801	62,120	1,240,801
Gross profit	1,717,934	265,305	—	1,717,934	—
Operating expenses
Research and development (1 and 2)	36,253,859	4,104,205	2,065,317	7,337,840	4,005,946
General and administrative (3)	16,948,642	1,395,286	1,432,689	2,585,878	2,821,702

Total operating expenses	53,202,501	5,499,491	3,498,006	9,923,718	6,827,648
Research and development income	13,816,131	349,848	274,213	738,167	553,511

Loss from operations	(37,668,436)	(4,884,338)	(3,223,793)	(7,467,617)	(6,274,137)
Other income/(expense)
Interest income	5,059,291	193,184	702,517	460,258	1,476,474
Interest expense	(16,716)	(3,614)	(9,489)	(7,227)	(9,489)
Fee income	1,131,222	—	—	—	1,131,222
Other	163,183	52,265	(67,433)	18,487	(83,661)

Total other income/(expense)	6,336,980	241,835	625,595	471,518	2,514,546
Net loss before tax	(31,331,456)	(4,642,503)	(2,598,198)	(6,996,099)	(3,759,591)
Income tax benefit/(expense)	(17,794)	—	(2,848)	—	206

Net loss	$(31,349,250)	$(4,642,503)	$(2,601,046)	$(6,996,099)	$(3,759,385)

Basic and diluted net loss per share	$(0.41)	$(0.03)	$(0.02)	$(0.04)	$(0.02)
Average weighted number of shares outstanding during the period	76,022,193	156,976,936	156,969,888	156,976,936	156,964,319
Notes:

1. Net of research grant income in these amounts	2,366,063	—	59,862	—	300,613
2. Includes non-cash compensation expense (research and development)	1,325,773	81,024	253,212	177,021	331,056
3. Includes non-cash compensation expense (general and administrative)	931,095	35,506	55,910	79,957	151,674
See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Period from
	Inception
	(September 14,
	2001) to June 30,	Six Months Ended June 30,
	2009	2009	2008
	A$	A$	A$
Cash flows from operating activities:
Net loss	(31,349,250)	(6,996,099)	(3,759,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Net exchange difference	1,102,572	—	—
Depreciation and impairment of plant & equipment	5,696,111	1,414,828	889,150
Share based payments expense	2,256,868	256,978	482,730
Loss on fixed assets disposal	206,506	55,821	—
Change in assets and liabilities:
Inventory	—	—	(216,091)
Accounts receivables	(910,787)	28,198	(1,206,710)
Prepaid expenses and other current assets	(3,899)	(195,627)	16,608
Accrued income	(108,855)	—	(152,123)
Income tax payable	—	—	(18,000)
Deferred revenue	1,307,795	1,307,795	—
Employee entitlements	717,702	84,418	220,563
Accounts payable and accrued expenses	1,313,171	(179,361)	(87,384)

Net cash used in operating activities	(19,772,066)	(4,223,049)	(3,830,640)

Cash flows from investing activities:

Proceeds/(purchases) from sale of investment securities	—	—	3,123,501
Instalment payments to acquire plant and equipment	(5,146,240)	(1,530,005)	(2,663,339)
Purchases of property, plant and equipment	(21,160,745)	(416,847)	(2,961,114)

Net cash used in investing activities	(26,306,985)	(1,946,852)	(2,500,952)

Cash flows from financing activities:
Gross proceeds from share issue	73,517,472	—	—
Transaction costs on share issue	(4,099,870)	—	(16,659)
Proceeds from borrowings	479,673	479,673	—
Repayment of borrowings	(359,755)	(359,755)	—
Proceeds from stock options exercised	184,045	—	5,047

Net cash provided by/(used in) financing activities	69,721,565	119,918	(11,612)

Net increase/(decrease) in cash and cash equivalents	23,642,514	(6,049,983)	(6,343,204)
Cash and cash equivalent at beginning of period	—	28,334,864	41,958,285
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(1,357,633)	—	—

Cash and cash equivalents at end of period	22,284,881	22,284,881	35,615,081

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

					Additional		Other	Total
	Preference Shares		Ordinary shares		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
		A$		A$	A$	A$	A$	A$
Balance at September 14, 2001 (1)
Changes during the period from September 14, 2001 through December 31, 2007
Preference and ordinary shares issued for cash	40,386,962	16,701,436	116,071,631	11,607	54,474,378	—	—	71,187,421
Conversion of preference shares to ordinary shares	(40,386,962)	(16,701,436)	40,386,962	4,039	16,697,397	—	—	—
Exercise of stock options issued to employees	—	—	500,219	50	178,948	—	—	178,998
Stock option expense	—	—	—	—	1,038,782	—	—	1,038,782
Comprehensive Income
Foreign currency translation reserve	—	—	—	—	—	—	(298,312)	(298,312)
Net loss for the period	—	—	—	—	—	(12,357,265)	—	(12,357,265)

Total comprehensive income								(12,655,577)

Balances at December 31, 2007	—	—	156,958,812	15,696	72,389,505	(12,357,265)	(298,312)	59,749,624
Transaction costs on shares issued in 2007	—	—	—	—	(16,663)	—	—	(16,663)
Exercise of stock options issued to employees	—	—	18,124	2	5,045	—	—	5,047
Stock option expense	—	—	—	—	482,730	—	—	482,730
Comprehensive Income
Loss on derivatives and hedges	—	—	—	—	—	—	(21,316)	(21,316)
Net loss for the period	—	—	—	—	—	(3,759,385)	—	(3,759,385)

Total comprehensive income								(3,780,701)

Balances at June 30, 2008	—	—	156,976,936	15,698	72,860,617	(16,116,650)	(319,628)	56,440,037

Balances at December 31, 2008	—	—	156,976,936	15,698	73,338,995	(24,353,151)	(298,312)	48,703,230
Changes during the six month period ended June 30, 2009
Comprehensive Income
Loss on derivatives and hedges	—	—	—	—	—	—	(63,396)	(63,396)
Net loss for the period	—	—	—	—	—	(6,996,099)	—	(6,996,099)

Total comprehensive income								(7,059,495)
Stock option expense	—	—	—	—	256,978	—	—	256,978

Balances at June 30, 2009	—	—	156,976,936	15,698	73,595,973	(31,349,250)	(361,708)	41,900,713

(1) Incorporation date
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
          On October 29, 2007 Universal Biosensors entered into a master services and supply agreement which contains the terms pursuant to which Universal Biosensors Pty Ltd would provide certain services in the field of blood glucose monitoring to LifeScan and would act as a non-exclusive manufacturer of an original version of the initial blood glucose test strips we developed for LifeScan (“Master Services and Supply Agreement”). On December 11, 2008, Universal Biosensors entered into an additional services addendum to provide manufacturing process support to assist LifeScan to establish LifeScan’s own manufacturing line for blood glucose test strips at a location of its choosing. On December 11, 2008, the Master Services and Supply Agreement was amended to reflect certain definitional matters. On May 15, 2009, the Master Services and Supply Agreement was amended and restated to incorporate certain amendments made in December 2008 and to update the commercial terms of the agreement to reflect a change from the original version of the initial blood glucose test strip to an enhanced version of the initial blood glucose test strip. The Master Services and Supply Agreement is structured as an umbrella agreement which enables Universal Biosensors and LifeScan to enter into a series of additional arrangements for the supply by Universal Biosensors of additional services and products in the field of blood glucose monitoring.
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
Interim Financial Statements
          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2008, included in the Form 10-K of Universal Biosensors, Inc.
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

	June 30, 2009	December 31, 2008
	A$	A$
Plant and equipment	13,214,904	13,003,248
Leasehold improvements	8,188,072	8,123,925
Capital work in process	5,150,770	2,395,533

	26,553,746	23,522,706
Accumulated depreciation	(5,173,249)	(3,767,457)

Property, plant & equipment, net	21,380,497	19,755,249

          Capital work in process relates to assets under construction and comprises primarily of specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represents the percentage of expenditure that has been completed, and once the assets are placed into service the Company begins depreciating the respective assets. The accumulated amortization of capitalized leasehold improvements for the fiscal year ended December 31, 2008 and for the six month period ended June 30, 2009 was A$1,501,516 and A$2,127,683, respectively.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
          The Company receives Victorian government grant monies under a grant agreement to support the establishment of a medical diagnostic manufacturing facility in Victoria through the purchase of plant and equipment. Plant and equipment is presented net of the government grant of A$280,000 at December 31, 2008 and June 30, 2009, respectively. The grant monies are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grant monies received in advance of the relevant expenditure are treated as deferred income and included in “Current Liabilities” on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under the grant agreement are recorded as “Currents Assets” on the balance sheet.
          Depreciation expense was $5,696,111 for the period from inception to June 30, 2009 and $696,958 and $506,773 for the three months ended June 30, 2009 and 2008, respectively and $1,414,828 and $889,150 for the six months ended June 30, 2009 and 2008, respectively.
          The movement in accumulated depreciation is agreed to depreciation expense as follows:

	Six months ended	Year ended
	June 30, 2009	December 31, 2008
	A$	A$
Movement in accumulated depreciation	1,405,792	2,195,236
Accumulated depreciation of fixed assets disposed	9,036	71,611

Depreciation expense	1,414,828	2,266,847

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
          Research and development expenses for the period from inception to June 30, 2009 and for the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008 are as follows:

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Period from
	inception to
	June 30,	Three months ended June 30,		Six months ended June 30,
	2009	2009	2008	2009	2008
	A$	A$	A$	A$	A$
Research and development expenses	38,619,922	4,104,205	2,125,179	7,337,840	4,306,559
Research grants received recognized against related research and development expenses	(2,366,063)	—	(59,862)	—	(300,613)

Research and development expenses as reported	36,253,859	4,104,205	2,065,317	7,337,840	4,005,946

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
          We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to the 2007 financial year have been lodged. Internationally, consolidated income tax returns up to the 2008 financial year have been lodged.
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

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
          Our overall ARO changed as follows:

	Six months ended June	Year ended
	30, 2009	December 31, 2008
	A$	A$
Opening balance	1,699,133	1,566,892
Accretion expense	71,708	132,241

Ending balance	1,770,841	1,699,133

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
Revenue Recognition
Revenue from services
          We provide certain services to LifeScan. We perform services for LifeScan based on their requirements. There are different arrangements for each service being provided. Revenue recognition principles are assessed for each new contractual arrangement and the appropriate accounting is determined for each service. Revenues received in advance of performing the services are treated as deferred income and included in liabilities on the balance sheet as the Group has not earned these amounts until the relevant services have been performed. We recognize revenue from these services on the following bases:
(1)	as we perform the services

Under the terms of our arrangement with LifeScan, we provided certain services relating to the development and scale up of the production of our blood glucose sensor strip. Production scale up includes activities such as producing strips and testing strips. Under this arrangement, no margin was earned as the costs of providing the services were equal to the revenue recognized. In accordance with Emerging Issues Task Force (“EITF”) Issue 99-19, revenue has been recognized on a gross basis as the Company has earned revenue from the provision of services. Other factors which management considered, which support the gross basis of revenue recognition are as follows:

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
•	the Company was responsible for providing the service and was also the primary obligor with respect to purchasing goods and services from third party suppliers which in turn were used to provide services to LifeScan;

•	the Company had unmitigated general inventory risk;

•	the Company had credit risk; and

•	pricing was not fixed but determined by the level of activity.
The transaction with LifeScan satisfies the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) 101/104. The principles of revenue recognition in SAB 104 have all been satisfied; services were performed by us which were supported by purchase orders issued by LifeScan on a regular basis, collection was assured, delivery of the services had occurred and the amount was objectively determined and reflected the cost of the services that were to be provided by us. The costs of the services, consisting of materials, labor hours and factory overheads, were largely dependant on the number of test runs that were required to be carried out by us on a monthly basis. The arrangement consisted of only one deliverable which was the development and scale up of the production activities of our blood glucose sensor strips. The relevant services performed under this arrangement were completed and ceased in September 2008. We recognized revenue from these services as we performed the services. Furthermore, the revenue received was not contingent on performing any other services.
(2)	on a proportional performance basis where revenues is related to costs incurred in providing the services required under the contract

The Company has been providing services to LifeScan to enable LifeScan to establish its own manufacturing line for the blood glucose sensor strips. The proportional performance method has been used to recognize revenue. We believe this method is appropriate as the contract amount was determined prior to the commencement of the service, LifeScan receives value as the services are performed and LifeScan need not re-perform the services that it has already received from the Company should the service arrangement be terminated.
Research and development revenue
          On April 1, 2002, the Company and LifeScan entered into a License Agreement, pursuant to which LifeScan granted to the Company a worldwide, royalty free, exclusive license, with a limited right to sub-license, to make, have made, use, sell under and exploit in any way a range of key patents, patent applications and know-how owned by LifeScan, relating to electrochemical sensor technologies in all fields in the area of diabetes and blood glucose management generally (“LifeScan Fields”), the rights to which are retained by LifeScan. The exclusive license is subject to LifeScan having retained the right to make, have made, use, and sell under and exploit in any way the key patents, patent applications and know-how owned by LifeScan in all fields including in the fields of the Company’s own point-of-care tests. At the time of the original execution of the Master Services and Supply Agreement in October 2007, the License Agreement was amended to grant the Company a license to certain new patents outside of such field of use.
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
          Also on April 1, 2002, the Company and LifeScan entered into a Development and Research Agreement pursuant to which the Company agreed to undertake contract research and development for LifeScan in the area of diabetes management to extend and develop the glucose sensor technology owned by LifeScan. The research and development activities are supervised by a steering committee comprised of representatives from both the Company and LifeScan. In consideration of us undertaking the research and development activities, LifeScan makes quarterly payments to the Company. The Development and Research Agreement automatically renews for successive one year periods on the same terms and

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
conditions unless either LifeScan or the Company gives written notice of termination not less than nine months prior to the end of the relevant one year period (in which case the agreement terminates at the end of the relevant one year period), or the Development and Research Agreement is otherwise terminated in accordance with its terms. LifeScan owns all intellectual property developed by the Group under the Development and Research Agreement and the Group receives a license to such intellectual property outside of the LifeScan Field.
          The Development and Research Agreement provides details of the amount to be charged to LifeScan each year for the provision of research and development services. Revenue is recognized ratably over the period to which it relates and when the amount of the payment can be reliably measured and collectibility is reasonably assured. For fiscal 2009, LifeScan is paying the Company US$250,000 per quarter under the Development and Research Agreement. For fiscal 2010, the Development and Research Agreement sets out a range of values that the Company or Universal Biosensors Pty Ltd will be paid depending on the level of research and development services required by LifeScan. In subsequent years, the steering committee will recommend the level of funding consistent with LifeScan’s requirements.
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
Fee Income
          Pursuant to the agreement with LifeScan, consideration of A$1,131,222 was paid by LifeScan in consideration of the grant of rights by us. The grant of rights to LifeScan included a detailed written description of the Company’s process for the manufacture of the enhanced blood glucose product, including all underlying know-how relevant to the process. Whilst the non-refundable fee was part of an arrangement with multiple deliverables (other deliverables primarily relates to the manufacturing activities), this fee and the deliverable associated with it was considered a separate unit of accounting There are no other activities related to this deliverable and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the rights as determined by management was based on estimated market value of labour hours consumed in writing up the documents relating to the rights. There are no general rights of return of the delivered items. These rights were internally generated and were carried at zero value within our financial statements. Management had assessed that the fair value of the associated intellectual property deliverable was A$1,131,222. The rights were transferred and the consideration received in January 2008 at which time the service requirements (granting of the rights) had been fully satisfied.
          The grant of these rights is considered to be a discrete earnings event as they are not linked in any way to the other deliverables in the arrangement and there is a risk that the other deliverables may not be achieved. The other deliverables in the arrangement are primarily related to manufacturing and the Company’s ability to manufacture which can only occur once regulatory approval is received to market the product. Regulatory approval to market the product has not yet been received

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
and there is a risk that the regulatory approval may not be received. Under the arrangement we have with LifeScan, they have the option of terminating the arrangement, which includes the rights for us to manufacture the product, if regulatory approval is not received. There was no such risk involved in fulfilling our service requirements for the grant of rights as the service requirements were completed and fully satisfied when the consideration was received at which point the rights were transferred to LifeScan. These rights have value to LifeScan as they are able to use this information to build their own manufacturing capability.
          The consideration outlined for each of other elements in the LifeScan agreement have been separately and independently determined for each element, based on the fair value price that a third party manufacturer would charge. There is no link to the price paid for the grant of the rights and the revenue for the manufacturing element will only ever been received if regulatory approval is obtained and LifeScan order product from the company. The price outlined for manufacturing is in no way linked to the determination of the fair value of the grant of rights.
          Management has concluded that the core operations of the Company in the short term are expected to be the commercial manufacture of approved medical or testing devices and the provision of services such as those specified under the Master Services and Supply Agreement. The Company’s ultimate goal is to utilize the underlying technology and skill base for the development of a marketable product that the Company will be hired to manufacture. The Company considers the income received for the grant of rights is not indicative of its core operating activities or revenue producing goals of the Company, and as such have accounted for this income as “non-operating income” per Statement of Financial Accounting Concepts No. 6, Elements of Financial Statements and SEC Regulation S-X Article 5-03. The Company believes that presenting these as top line revenue would not provide the reader of the financial statements with a true indication of future operating margins.
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
          The Company has recorded foreign currency transaction gains/(losses) of A$18,487, (A$83,662) and A$164,221 for the six month period ended June 30, 2009 and 2008 and the period from inception to June 30, 2009, respectively.
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
          The total share-based compensation expense recorded by the Company for the period from inception to June 30, 2009 and for the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008 is allocated among the following categories:

	Period from
	inception to	Three Months Ended		Six Months Ended
	June 30,	June 30,		June 30,
	2009	2009	2008	2009	2008
	$	$	$	$	$
Research and development	1,325,773	81,024	253,212	177,021	331,056
General and administrative	931,095	35,506	55,910	79,957	151,674

Total share-based compensation expense	2,256,868	116,530	309,122	256,978	482,730

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
          The above charges had no impact on the Company’s cash flows.
          The assumptions for the option grants computed using a Trinomial Lattice model for options issued during the 2008 financial year and for the six month period ended June 30, 2009 were:

	Grant Date
	June	June	May	February	August	March
	2009	2009	2009	2009	2008	2008
Exercise Price (A$)	Nil	$0.94	Nil	$0.50	$0.70	$0.89
Share Price at Grant Date (A$)	$0.95	$0.95	$1.18	$0.43	$0.71	$0.91
Volatility	80%	80%	81%	77%	71%	76%
Expected Life	10 years	10 years	10 years	10 years	10 years	10 years
Risk Free Interest Rate	5.49%	5.49%	4.87%	4.26%	5.85%	5.87%
Fair Value of Option (A$)	$0.95	$0.62	$1.04	$0.28	$0.45	$0.59
          A summary of activity in the Employee Option Plan for the six month period ended June 30, 2009 is as follows:

		Weighted-Average
	Number of Options	Exercise Price
	Over Shares	A$
Outstanding Balance, December 31, 2008	6,373,284	0.66
Lapsed	(65,337)	1.04
Granted	2,279,200	0.70

Outstanding Balance, June 30, 2009	8,587,147	0.66

Exercisable shares as of June 30, 2009	4,820,562	0.56
          All our employees are eligible for options under the Employee Option Plan. Broadly speaking, options are issued to staff under two categories — options to new staff and options to existing staff (recurring options). Options to new staff are generally granted within the year they commence employment. Recurring options are issued based on the events that transpired during the year. The number of options to be granted as part of a recurring grant of options is determined in salary bands.
          As of June 30, 2009, there was A$1,866,219 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2009 — remaining periods	828,580
2010	669,416
2011	260,417
2012	68,346
2013	30,263
2014	9,197

1,866,219

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
Recent Accounting Pronouncements
          In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” effective January 1, 2009 which has not had a material impact on the Company’s consolidated financial statements.
          EITF Issue 07-01: “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”. This issue addresses the income statement classification of payments made between parties in a collaborative arrangement. The Company adopted EITF 07-01 effective January 1, 2009 which has not had a material impact on the Company’s consolidated financial statements.
          Effective July 1, 2009, the FASB issued Statement of Financial Standards (SFAS) No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. The adoption of this pronouncement is not expected to have a material effect on the consolidated financial statements.
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

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
          The following transactions occurred with LifeScan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	A$	A$	A$	A$
Current Receivables
Reimbursement of expenses			2,730	432,305
Revenue from services			—	1,236,263

			2,730	1,668,568

Sale of Goods and Services
Revenue from services	312,590	1,240,801	1,780,054	1,240,801

     Other transactions with LifeScan are detailed as follows:
•	the Company received research and development revenue of A$349,848 and A$274,212 for the three months ended June 30, 2009 and 2008 and A$738,167 and A$553,511 for the six month ended June 30, 2009 and 2008, respectively under the Development and Research Agreement with LifeScan;

•	Universal Biosensors Pty Ltd received an initial non-refundable fee of A$1,131,222 in January 2008 in consideration for the grant of certain rights to LifeScan pursuant to the Master Services and Supply Agreement; and

•	Universal Biosensors Pty Ltd was reimbursed $0 and A$384,900 for the three months ended June 30, 2009 and 2008 and A$32,353 and A$692,608 for the six months ended June 30, 2009 and 2008, respectively for certain expenditure incurred on behalf of LifeScan
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
Subsequent Events
     On August 5, 2009, 36,248 employee stock options with an exercise value of US$0.26 per option were exercised.
     There has not arisen in the interval between the end of the second quarter and the date of this report any item, transaction or event of a material and unusual nature likely, in the opinion of the directors of the Company, to affect significantly the operations of the Company, the results of those operations, or the state of affairs of the Company in future financial years.

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
Master Services and Supply Agreement with LifeScan
          On October 29, 2007, we entered into a Master Services and Supply Agreement which contains the terms pursuant to which Universal Biosensors Pty Ltd would provide certain services in the field of blood glucose monitoring to LifeScan and would act as a non-exclusive manufacturer of an original version of the initial blood glucose test strips we developed for LifeScan (“Master Services and Supply Agreement”). On December 11, 2008, we entered into an additional services addendum to provide manufacturing process support to assist LifeScan to establish LifeScan’s own manufacturing line for new blood glucose test strips at a location of its choosing. On December 11, 2008, the Master Services and Supply Agreement was amended to reflect certain definitional matters in the document. On May 15, 2009, the agreement was

UNIVERSAL BIOSENSORS, INC.
amended and restated to incorporate the amendments made in December 2008 and to update the commercial terms of the agreement to reflect a change from the original version of the initial blood glucose test strip to an enhanced version of the initial blood glucose test strip. The enhanced initial blood glucose test strip is based on the same technology as the original product and would be manufactured using the same production processes and manufacturing equipment and infrastructure. The Master Services and Supply Agreement is structured as an umbrella agreement which enables LifeScan and us to enter into a series of additional arrangements for the supply by us of additional services and products in the field of blood glucose monitoring.
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
          In consideration of undertaking the development and research, LifeScan makes quarterly payments to us. For fiscal 2009, LifeScan is paying the Company US$250,000 per quarter under the Development and Research Agreement. For fiscal 2010, the Development and Research Agreement sets out a range of values that the Company or Universal Biosensors Pty Ltd will be paid depending on the level of research and development services required by LifeScan. In subsequent years, the steering committee will recommend the level of funding consistent with LifeScan’s requirements. The Development and Research Agreement automatically renews for successive one year periods on the same terms and conditions unless either party has given to the other party prior written notice of termination not less than nine months prior to the end of the relevant one year period, in which case the Development and Research Agreement will terminate at the end of the relevant one year period, or the agreement is otherwise terminated in accordance with its terms.
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
Results of Operations
Gross Profit on Services Performed
          Under the terms of our arrangement with LifeScan, we will assist LifeScan to establish its own manufacturing line for the new blood glucose sensor strips. Under this arrangement, revenue from the services is recognized on a proportional performance method where revenues are related to costs incurred in providing the services required under the contract.

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
          Research and development expenses for the respective periods are as follows:

	Period
	from
	inception	Three months ended June		Six months ended June
	to June 30,	30,		30,
	2009	2009	2008	2009	2008
	A$	A$	A$	A$	A$
Research and development expenses	38,619,922	4,104,205	2,125,179	7,337,840	4,306,559
Research grants received recognized against related research and development expenses	(2,366,063)	—	(59,862)	—	(300,613)

Research and development expenses as reported	36,253,859	4,104,205	2,065,317	7,337,840	4,005,946

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

UNIVERSAL BIOSENSORS, INC.
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
General and Administrative Expenses
          General and administrative expenses decreased by 3% and 8% during the three and six months ended June 30, 2009 compared to the same period last year. This reduction is attributed to management reducing its expenditures primarily those related to professional/consultancy fees, repairs and travel. General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, finance, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal, audit and accounting services.
          We expect that our general and administrative expenses will increase as we expand our legal, accounting, marketing and sales staff, add infrastructure and incur additional costs related to operating as a company whose shares in the form of CDIs are quoted on the ASX and compliance costs associated with being a domestic United States issuer subject to SEC reporting requirements.
Research and Development Income
          We receive research and development revenue under the Development and Research Agreement with LifeScan. The Development and Research Agreement provides details of the amount to be charged to LifeScan each year for the research and development services carried out by us. Revenue is recognized when services have been performed, and the amount of the payment can be reliably measured and collectability is reasonably assured. The recognition of revenue is not based on the completion of any milestones, or on a percentage of completion basis. We recognize revenue for accounting purposes ratably over the annual grant period.
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
          Research and development income for the period from inception to June 30, 2009 was A$13,816,131. Research and development income for the three months ended June 30, 2009 and 2008 was A$349,848, A$274,213, respectively. Research and development income for the six months ended June 30, 2009 and 2008 was A$738,167 and A$553,511, respectively.
Fee Income
          The Company received an initial non-refundable fee of A$1,131,222 in January 2008 in consideration for the grant of certain rights to LifeScan pursuant to the Master Services and Supply Agreement. This revenue is recorded as non-operating income in the consolidated statements of operations.
Interest Income
          Interest income decreased by 73% and 69% during the three and six months ended June 30, 2009, compared to the same period last year. The decrease in interest income is attributable to the lower level of funds invested during the year and decreased returns on the funds invested.

UNIVERSAL BIOSENSORS, INC.
Interest Expense
          Interest expense of A$3,614 and A$7,227 for the three and six months ended June 30, 2009 relates to a 2% interest being charged on a short-term borrowing. Our interest expense for the three and six months ended June 30, 2008 was A$9,489 for each period.
Liquidity and Capital Resources
          Since inception, our operations have mainly been financed through the issuance of equity securities. Additional funding has come through payments received from LifeScan under the Development and Research Agreement, revenue from services, an initial one time payment under the Master Services and Supply Agreement and a one-time payment for manufacturing process support and research grants and interest on investments. Through to June 30, 2009, we had received aggregate net cash proceeds from the following: (a) A$32,518,792 from the renounceable rights issue; (b) A$37,082,855 from the issuance of equity securities other than those issued under the renounceable rights offer; (c) A$13,816,131 from LifeScan under our Development and Research Agreement; (d) A$6,209,603 from LifeScan as revenue from services performed; (e) A$2,646,063 as contributions from government and state grants; (f) A$1,131,222 from LifeScan in consideration of the grant of rights by us and (g) A$5,059,291 from interest on investments. As of June 30, 2009, we had A$22,284,881 in cash, cash equivalents and short-term investments. Our cash and investment balances are held in money market accounts and short-term instruments. Cash in excess of immediate requirements is invested in short-term instruments with regard to liquidity and capital preservation.
          For the six month period ended June 30, 2009, we used net cash of A$4,223,049 for operating activities. This consisted of a net loss for the period of A$6,996,099, which included A$1,414,828 of non-cash depreciation and amortization and non-cash stock option expense of A$256,978. Net cash used in investing activities during the six months ended June 30, 2009 was A$1,946,852, which consisted of the purchase of property, plant and equipment of A$416,847 and deposit towards manufacturing equipment of A$1,530,005. Net cash provided by financing activities during the six months ended June 30, 2009 was A$119,918, which consisted of A$479,673 in proceeds from borrowings offset by A$359,755 used in the repayment of borrowings.
          As at June 30, 2009, we had cash and cash equivalents of A$22,284,881 as compared to A$35,615,081 as of June 30, 2008. The decrease in cash and cash equivalents balance is as a result of our payments for our ongoing operations including our capital expenditure outlay. The decrease has been to some extent offset by receipts from LifeScan.
          In October 2007, we entered into a Master Services and Supply Agreement with LifeScan. In February 2009 we received A$3,087,849 in connection with the provision by us to LifeScan of certain manufacturing support services. The receipt and timing of any further revenue under the Master Services and Supply Agreement is uncertain.
          Choice and timing of market entry(ies) for blood glucose products covered by the Master Services and Supply Agreement are at LifeScan’s discretion. If at any time LifeScan indicates that it will not proceed with commercialization of the enhanced initial blood glucose test covered by the Master Services and Supply Agreement, or if the product does not obtain regulatory approval, we will use the installed manufacturing equipment for the immunoassay and prothrombin time tests we are developing, contingent on those tests reaching the point of manufacture. To reach that point, development efforts will need to continue to be successful. If development efforts continue to be successful and we are able to enter into a strategic partnership to support the development and commercialization of the tests, we expect to be in a position to commence formal validation of the C-reactive protein test and the prothrombin time test this financial year and 2010 for D-dimer test, following which, we will seek regulatory clearance for these tests. As appropriate, we will likely seek partners to assist in the development, sales and distribution of these tests. We also intend to develop additional immunoassay based point-of-care test devices by taking selected disease biomarkers currently measured in the central laboratory environment and creating tests using those biomarkers for the point-of-care setting using our novel platform of electrochemical cell technologies.
          The total cost of the projects which we are undertaking is subject to a range of factors. As a result, we consider that at this stage of our development we are unable to provide investors with reliable details in relation to the potential cost of our project to us. We believe that with our cash, cash equivalents and the interest we earn on these balances, will allow the Group to perform under the Master Services and Supply Agreement and to progress the Group’s other development programs. In the event we do not receive the milestone payment as described under the Master Services and Supply Agreement, nor are we able to generate revenue from the manufacturing and supply of the blood glucose test, we expect to receive advance payments

UNIVERSAL BIOSENSORS, INC.
under the Development and Research Agreement and therefore we believe that our current cash and cash equivalents will be sufficient to fund our ongoing operations until the end of 2010. Notwithstanding this, by actively managing our cash flows, controlling costs and revising our development plans as necessary we believe we have sufficient cash reserves to continue as a going concern through the next 12 months. In order to achieve our objectives, we may require additional funding and/or to revise our business plans. The amount and timing of these future funding requirements is uncertain. To meet these financing requirements, we may raise funds through public or private equity offerings, debt financings, and through other means, including collaborations and license agreements or other means determined by the directors at that time.
          We note our forecasted ability to maintain our financial resources to support our operations for this period is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our planned research, development and commercialization activities. Management will determine at that point in time the activities that will be delayed, scaled-back or discontinued.
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

UNIVERSAL BIOSENSORS, INC.
Off-Balance Sheet Arrangement
          The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2009 are:

Less than 1 year	A$	517,366
1 — 3 years		1,088,908
3 — 5 years		1,008,523
More than 5 years		—

Total minimum lease payments	A$	2,614,798

     The above relates to our operating lease obligations in relation to the lease of our premises.
Contractual Obligations
          Our future contractual obligations primarily for future rental payment obligations on the current office and manufacturing space, including financing costs, at June 30, 2009 were as follows:

		Payments Due By Period
		Less than 1			More than 5
	Total	year	1–3 years	3–5 years	years
Long-Term Debt Obligations	—	—	—	—	—
Asset Retirement Obligations (1)	1,770,841	—	—	—	1,770,841
Operating Lease Obligations (2)	2,614,798	517,366	1,088,908	1,008,523	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities on Balance Sheet under GAAP (3)	222,402	—	—	—	222,402

Total	4,608,041	517,366	1,088,908	1,008,523	1,993,243

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.

(2)	Our operating lease obligations relate primarily to the lease of our premises.

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

	2009 (*)	Fair Value
Anticipated Transactions and Related Derivatives
$AUD Functional Currency:
Forward exchange agreements (Sell $AUD/Buy Euros)
Contract amount	AUD$615,803	A$679,198
Average contractual exchange rate	0.5151

*	Expected maturity or transaction date
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
     Changes in Internal Control Over Financial Reporting.
          During the most recent quarter ended June 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL BIOSENSORS, INC.
PART II

Item 1	Legal Proceedings
          N/A

Item 1A	Risk Factors
          N/A

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
          N/A

Item 3	Defaults Upon Senior Securities
          N/A

Item 4	Submission of Matters to a Vote of Security Holders
     The annual general meeting of the Company’s stockholders was held on May 14, 2009. At that meeting, three items were submitted to the Company’s stockholders with details as follows:

Item	Proposal	Details of Proposal
1(a).	Re-election of Mr. Andrew Denver as a Class I director of the Company	Proposal to re-elect Mr. Andrew Denver as a Class I director of the Company to serve a three-year term of office expiring on the date of the 2012 annual general meeting of stockholders

1(b).	Re-election of Mr. Andrew Jane as a Class I director of the Company	Proposal to re-elect Mr. Andrew Jane as a Class II director of the Company to serve a three-year term of office expiring on the date of the 2012 annual general meeting of stockholders

2.	Adoption and approval of remuneration report	Proposal that the security holders have the opportunity to vote in respect of the remuneration report of the Company. The vote on the resolution is advisory only and does not bind the board of directors of the Company
     For further information regarding the annual general meeting, please see the Company’s definitive proxy statement filed with the Securities and Exchange Commission on May 14, 2009. The stockholders approved the proposals as follows:

Resolution	Votes For	Votes Against	Abstentions
Proposal 1(a) Re-election of Mr. Andrew Denver	72,010,400	Nil	Nil
Proposal 1(b) Re-election of Mr. Andrew Jane	72,010,400	Nil	Nil
Proposal 2 Adoption and approval of remuneration report	71,970,400	63,985	40,000 *

*	Abstentions with respect to this resolution is counted as votes against the proposal.

Item 5	Other Information
          N/A

UNIVERSAL BIOSENSORS, INC.

Item 6	Exhibits

Exhibit No	Description	Location
10.1	Advanced Care Enhanced Product Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed with this Form 10-Q as Exhibit 10.3) (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)	Filed herewith

10.2	Amendment to Development and Research Agreement (which amends the Development and Research Agreement filed on April 30, 2007 on Form 10 as Exhibit 10.2 and the Amendment to Development and Research Agreement filed on November 14, 2007 on Form 10-Q as Exhibit 10.3)	Filed herewith

10.3	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement filed on November 14, 2007 on Form 10-Q as Exhibit 10.1 and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 on Form 10-K as Exhibit 10.14) (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)	Filed herewith

10.4	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed with this Form 10-Q as Exhibit 10.3) (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.0 *	Section 1350 Certificate	Filed herewith

*	This exhibit is furnished rather than filed, and shall not be incorporated by reference into any filing of the registrant in accordance with Item 601 of Registration S-K

UNIVERSAL BIOSENSORS, INC.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)
	By:	/s/ MARK MORRISSON
Date: August 7, 2009		Mark Morrisson
Chief Executive Officer and Executive Director

	By:	/s/ SALESH BALAK
Date: August 7, 2009		Salesh Balak
Chief Financial Officer

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated August 7, 2009

Exhibit No	Description	Location
10.1	Advanced Care Enhanced Product Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed with this Form 10-Q as Exhibit 10.3) (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)	Filed herewith

10.2	Amendment to Development and Research Agreement (which amends the Development and Research Agreement filed on April 30, 2007 on Form 10 as Exhibit 10.2 and the Amendment to Development and Research Agreement filed on November 14, 2007 on Form 10-Q as Exhibit 10.3)	Filed herewith

10.3	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement filed on November 14, 2007 on Form 10-Q as Exhibit 10.1 and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 on Form 10-K as Exhibit 10.14) (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)	Filed herewith

10.4	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed with this Form 10-Q as Exhibit 10.3) (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.0 *	Section 1350 Certificate	Filed herewith