Form 10-Q
period 2009-09-30
UNIVERSAL BIOSENSORS INC
filed 2009-10-30
CIK 1279695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Universal Biosensors, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0424072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Universal Biosensors, Inc. 1 Corporate Avenue, Rowville, 3178, Victoria Australia (Address of principal executive offices)	Not Applicable (Zip Code)
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 157,038,558 shares of Common Stock, U.S.$0.0001 par value, outstanding as of October 30, 2009.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)

PART I
Item 1 Financial Statements
UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	17,878,300	28,334,864
Accrued income	118,305	118,305
Accounts receivables	39,800	31,657
Prepayments	2,382,818	3,730,246
Other current assets	320,974	535,000

Total current assets	20,740,197	32,750,072

Property, plant and equipment	27,669,928	23,522,706
Less accumulated depreciation	(5,876,618)	(3,767,457)

Property, plant and equipment — net	21,793,310	19,755,249

Total assets	42,533,507	52,505,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	357,282	630,977
Accrued expenses	748,340	838,697
Financial instruments	12,540	—
Deferred income	484,625	—
Employee entitlements provision	466,330	435,387

Total current liabilities	2,069,117	1,905,061

Non-current liabilities:
Asset retirement obligations	1,806,694	1,699,133
Employee entitlements provision	252,389	197,897
Deferred income	43,790	—

Total non-current liabilities	2,102,873	1,897,030

Total liabilities	4,171,990	3,802,091

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2009 (2008: nil)
Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 157,038,558 shares in 2009 (2008: 156,976,936)	15,704	15,698
Additional paid-in capital	74,016,931	73,338,995
Accumulated deficit	(24,353,151)	(12,357,265)
Current year loss	(11,007,115)	(11,995,886)
Accumulated other comprehensive income	(310,852)	(298,312)

Total stockholders’ equity	38,361,517	48,703,230

Total liabilities and stockholders’ equity	42,533,507	52,505,321

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Period from
	Inception
	(September 14, 2001)
	to September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2009	2008	2009	2008
	A$	A$	A$	A$	A$
Revenue
Revenue from products	$—	$—	$—	$—	$—
Revenue from services	5,720,989	819,181	1,880,593	2,599,235	3,121,754

Total revenue from ordinary activities	5,720,989	819,181	1,880,593	2,599,235	3,121,754
Costs of revenues
Cost of goods sold	—	—	—	—	—
Cost of services	3,264,010	80,136	1,880,593	142,256	3,121,754

Total costs of revenues	3,264,010	80,136	1,880,593	142,256	3,121,754
Gross profit	2,456,979	739,045	—	2,456,979	—
Operating expenses
Research and development (1 and 2)	39,935,560	3,681,701	1,234,887	11,019,541	5,240,833
General and administrative (3)	18,491,947	1,543,305	1,303,981	4,129,183	4,125,683

Total operating expenses	58,427,507	5,225,006	2,538,868	15,148,724	9,366,516
Research and development income	14,127,076	310,945	259,740	1,049,112	813,251

Loss from operations	(41,843,452)	(4,175,016)	(2,279,128)	(11,642,633)	(8,553,265)
Other income/(expense)
Interest income	5,220,332	161,041	634,275	621,299	2,110,749
Interest expense	(19,125)	(2,409)	—	(9,636)	(9,489)
Fee income	1,131,222	—	—	—	1,131,222
Other	168,551	5,368	314,405	23,855	230,744

Total other income/(expense)	6,500,980	164,000	948,680	635,518	3,463,226
Net loss before tax	(35,342,472)	(4,011,016)	(1,330,448)	(11,007,115)	(5,090,039)
Income tax benefit/(expense)	(17,794)	—	—	—	206

Net loss	$(35,360,266)	$(4,011,016)	$(1,330,448)	$(11,007,115)	$(5,089,833)

Basic and diluted net loss per share	$(0.45)	$(0.03)	$(0.01)	$(0.07)	$(0.03)
Average weighted number of shares outstanding during the period	78,584,752	157,004,871	156,976,936	156,986,350	156,968,571

Notes:

1. Net of research grant income in these amounts	2,366,063	—	—	—	300,613
2. Includes non-cash compensation expense (research and development)	1,555,410	229,637	152,495	406,658	483,551
3. Includes non-cash compensation expense (general and administrative)	1,103,348	172,253	67,340	252,210	219,014
See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Period from
	Inception
	(September 14, 2001)
	to September 30,	Nine Months Ended September 30,
	2009	2009	2008
	A$	A$	A$

Cash flows from operating activities:
Net loss	(35,360,266)	(11,007,115)	(5,089,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Net exchange difference	1,102,572	—	—
Depreciation and impairment of plant & equipment	6,411,230	2,129,947	1,561,413
Share based payments expense	2,658,758	658,868	702,565
Loss on fixed assets disposal	211,343	60,658	—
Change in assets and liabilities:
Inventory	—	—	(978,699)
Accounts receivables	(947,128)	(8,143)	(1,157,532)
Prepaid expenses and other current assets	282,755	91,027	230,967
Accrued income	(108,855)	—	(38,494)
Income tax payable	—	—	(18,000)
Deferred revenue	528,414	528,414	—
Employee entitlements	718,719	85,435	255,549
Accounts payable and accrued expenses	1,254,730	(237,802)	(547,488)

Net cash used in operating activities	(23,247,728)	(7,698,711)	(5,079,552)

Cash flows from investing activities:

Proceeds/(purchases) from sale of investment securities	—	—	3,123,501
Instalment payments to acquire plant and equipment	(5,762,043)	(2,145,808)	(3,698,610)
Purchases of property, plant and equipment	(21,375,017)	(631,119)	(3,788,572)

Net cash used in investing activities	(27,137,060)	(2,776,927)	(4,363,681)

Cash flows from financing activities:
Gross proceeds from share issue	73,517,472	—	—
Transaction costs on share issue	(4,099,870)	—	(16,659)
Proceeds from borrowings	479,673	479,673	—
Repayment of borrowings	(479,673)	(479,673)	—
Proceeds from stock options exercised	203,119	19,074	5,047

Net cash provided by/(used in) financing activities	69,620,721	19,074	(11,612)

Net increase/(decrease) in cash and cash equivalents	19,235,933	(10,456,564)	(9,454,845)
Cash and cash equivalent at beginning of period	—	28,334,864	41,958,285
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(1,357,633)	—	—

Cash and cash equivalents at end of period	17,878,300	17,878,300	32,503,440

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

					Additional		Other	Total
	Preference Shares		Ordinary shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
		A$		A$	A$	A$	A$	A$
Balance at September 14, 2001 (1)	—	—	—	—	—	—	—	—
Changes during the period from September 14, 2001 through December 31, 2007
Preference and ordinary shares issued for cash	40,386,962	16,701,436	116,071,631	11,607	54,474,378	—	—	71,187,421
Conversion of preference shares to ordinary shares	(40,386,962)	(16,701,436)	40,386,962	4,039	16,697,397	—	—	—
Exercise of stock options issued to employees	—	—	500,219	50	178,948	—	—	178,998
Stock option expense	—	—	—	—	1,038,782	—	—	1,038,782
Comprehensive Income
Foreign currency translation reserve	—	—	—	—	—	—	(298,312)	(298,312)
Net loss for the period	—	—	—	—	—	(12,357,265)	—	(12,357,265)

Total comprehensive income								(12,655,577)

Balances at December 31, 2007	—	—	156,958,812	15,696	72,389,505	(12,357,265)	(298,312)	59,749,624
Transaction costs on shares issued in 2007	—	—	—	—	(16,663)	—	—	(16,663)
Exercise of stock options issued to employees	—	—	18,124	2	5,045	—	—	5,047
Stock option expense	—	—	—	—	702,565	—	—	702,565
Comprehensive Income
Loss on derivatives and hedges	—	—	—	—	—	—	106,272	106,272
Net loss for the period	—	—	—	—	—	(5,089,833)	—	(5,089,833)

Total comprehensive income								(4,983,561)

Balances at September 30, 2008	—	—	156,976,936	15,698	73,080,452	(17,447,098)	(192,040)	55,457,012

Balances at December 31, 2008	—	—	156,976,936	15,698	73,338,995	(24,353,151)	(298,312)	48,703,230
Changes during the nine months period ended September 30, 2009
Exercise of stock options issued to employees	—	—	61,622	6	19,068	—	—	19,074
Stock option expense	—	—	—	—	658,868	—	—	658,868
Comprehensive Income
Loss on derivatives and hedges	—	—	—	—	—	—	(12,540)	(12,540)
Net loss for the period	—	—	—	—	—	(11,007,115)	—	(11,007,115)

Total comprehensive income								(11,019,655)

Balances at September 30, 2009	—	—	157,038,558	15,704	74,016,931	(35,360,266)	(310,852)	38,361,517

(1)	Incorporation date
See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation and Summary of Significant Accounting Policies
Organization of the Company
     Universal Biosensors, Inc. (the “Company”) was incorporated on September 14, 2001 in the United States, and its wholly owned subsidiary and operating vehicle, Universal Biosensors Pty Ltd, was incorporated in Australia on September 21, 2001. Collectively, the Company and its wholly owned subsidiary Universal Biosensors Pty Ltd are referred to as “Universal Biosensors” or the “Group”. The Company’s shares of common stock in the form of CHESS Depositary Interests (“CDIs”) were quoted on the Australian Securities Exchange (“ASX”) on December 13, 2006 following the initial public offering in Australia of the Company’s shares of common stock. The Company’s securities are not currently traded on any other public market.
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
     On October 29, 2007, Universal Biosensors entered into a master services and supply agreement which contains the terms pursuant to which Universal Biosensors Pty Ltd would provide certain services in the field of blood glucose monitoring to LifeScan and would act as a non-exclusive manufacturer of an original version of the initial blood glucose test strips we developed for LifeScan (“Master Services and Supply Agreement”). On December 11, 2008, Universal Biosensors entered into an additional services addendum to provide manufacturing process support to assist LifeScan to establish LifeScan’s own manufacturing line for blood glucose test strips at a location of its choosing. On December 11, 2008, the Master Services and Supply Agreement was amended to reflect certain definitional matters. On May 15, 2009, the Master Services and Supply Agreement was amended and restated to incorporate the amendments made in December 2008 and to update the commercial terms of the agreement to reflect a change from the original version of the initial blood glucose test strip to an enhanced version of the initial blood glucose test strip. The Master Services and Supply Agreement is structured as an umbrella agreement which enables Universal Biosensors and LifeScan to enter into a series of additional arrangements for the supply by Universal Biosensors of additional services and products in the field of blood glucose monitoring.
     Additionally, the Group continues to provide research and development services to LifeScan in the area of diabetes management to extend and develop the glucose sensor technology owned by LifeScan under a development and research agreement (“Development and Research Agreement”).

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
Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2008, included in the Form 10-K of Universal Biosensors, Inc.
     The year-end condensed balance sheet data as at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
Basis of Presentation
     These financial statements are presented in accordance with U.S. GAAP. All amounts are expressed in Australian dollars (“AUD or A$”) unless otherwise stated.
     The Company’s financial statements have been prepared assuming the Company will continue as a going concern. Other than a small profit in the Company’s first year of operations, the Company has sustained operating losses since inception. The Company expects to continue to incur losses as it continues the development of its point-of-care tests and expands the organization and commercial manufacturing capability until the Company is able to generate sufficient revenues under the Master Services and Supply Agreement and/or from the sale of any of its own products.
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

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     When a hedging instrument expires or is sold, terminated or exercised, or the Company revokes designation of the hedge relationship, but the hedged forecast transaction is still probable to occur, the cumulative gain or loss at that point remains in equity and is recognized in accordance with the above policy when the transaction occurs. If the hedged transaction is no longer expected to take place, then the cumulative unrealized gain or loss recognized in equity is recognized immediately in the income statement.
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

	September 30, 2009	December 31, 2008
	A$	A$
Plant and equipment	13,189,224	13,003,248
Leasehold improvements	8,204,962	8,123,925
Capital work in process	6,275,742	2,395,533

	27,669,928	23,522,706
Accumulated depreciation	(5,876,618)	(3,767,457)

Property, plant & equipment, net	21,793,310	19,755,249

     Capital work in process relates to assets under construction and comprises primarily of specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represents the percentage of expenditure that has been completed, and once the assets are placed into service the Company begins depreciating the respective assets. The accumulated amortization of capitalized leasehold improvements for the fiscal year ended December 31, 2008 and for the nine month period ended September 30, 2009 was A$1,501,516 and A$2,447,383 respectively.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     The Company receives Victorian government grant monies under a grant agreement to support the establishment of a medical diagnostic manufacturing facility in Victoria through the purchase of plant and equipment. Plant and equipment is presented net of the government grant of A$280,000 and A$410,000 at December 31, 2008 and September 30, 2009, respectively. The grant monies are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grant monies received in advance of the relevant expenditure are treated as deferred income and included in “Current Liabilities” on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under the grant agreement are recorded as “Currents Assets” on the balance sheet.
     Depreciation expense was $6,411,230 for the period from inception to September 30, 2009 and $715,119 and $672,263 for the three months ended September 30, 2009 and 2008, respectively and $2,129,947 and $1,561,413 for the nine months ended September 30, 2009 and 2008, respectively.
     The movement in accumulated depreciation is agreed to depreciation expense as follows:

	Nine months ended	Year ended
	September 30, 2009	December 31, 2008
	A$	A$
Movement in accumulated depreciation	2,109,161	2,195,236
Accumulated depreciation of fixed assets disposed	20,786	71,611

Depreciation expense	2,129,947	2,266,847

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
     Research and development expenses for the period from inception to September 30, 2009 and for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008 are as follows:

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Period from
	inception to	Three months ended		Nine months ended
	September 30,	September 30,		September 30,
	2009	2009	2008	2009	2008
	A$	A$	A$	A$	A$
Research and development expenses	42,301,623	3,681,701	1,234,887	11,019,541	5,541,446
Research grants received recognized against related research and development expenses	(2,366,063)	—	—	—	(300,613)

Research and development expenses as reported	39,935,560	3,681,701	1,234,887	11,019,541	5,240,833

Income Taxes
     The Company applies ASC 740 -Income Taxes (formerly Statement of Financial Accounting Standards No. 109 — Accounting for Income Taxes) which establishes financial accounting and reporting standards for the effects of income taxes that result from a company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     Where it is more likely than not that some portion or all of the deferred tax assets will not be realized the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. At present there is a full valuation allowance recognized.
     The Company adopted ASC 740 (formerly FASB Interpretation FIN No. 48 — Accounting for Uncertainty in Income Taxes) effective January 1, 2007 which has not had a material impact on the Company’s consolidated financial statements.
     We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to the 2008 financial year have been lodged. Internationally, consolidated income tax returns up to the 2008 financial year have been lodged.
Asset Retirement Obligations
     Asset retirement obligations (“ARO”) are legal obligations associated with the retirement and removal of long-lived assets. ASC 410 — Asset Retirement and Environmental Obligations (formerly SFAS No. 143 — Accounting for Asset Retirement Obligations) requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred. When the liability is initially recorded, the Company capitalizes the cost by increasing the carrying amounts of the related property, plant and equipment. Over time, the liability increases for the change in its present value, while the capitalized cost depreciates over the useful life of the asset. The Company derecognizes ARO liabilities when the related obligations are settled.
     The ARO is in relation to our premises wherein in accordance with the terms of the lease, the lessee has to restore part of the building upon vacating the premises.
     Our overall ARO changed as follows:

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended	Year ended
	September 30, 2009	December 31, 2008
	A$	A$
Opening balance	1,699,133	1,566,892
Accretion expense	107,561	132,241

Ending balance	1,806,694	1,699,133

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

Under the terms of our arrangement with LifeScan, we provided certain services relating to the development and scale up of the production of our blood glucose sensor strip. Production scale up includes activities such as producing strips and testing strips. Under this arrangement, no margin was earned as the costs of providing the services were equal to the revenue recognized. In accordance with ASC 605 — Revenue Recognition (formerly Emerging Issues Task Force (“EITF”) Issue 99-19), revenue has been recognized on a gross basis as the Company has earned revenue from the provision of services. Other factors which management considered, which support the gross basis of revenue recognition are as follows:

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
The transaction with LifeScan satisfies the revenue recognition criteria outlined in ASC 605 (formerly Staff Accounting Bulletin 101/104). The principles of revenue recognition in ASC 605 have all been satisfied; services were performed by us which were supported by purchase orders issued by LifeScan on a regular basis, collection was assured, delivery of the services had occurred and the amount was objectively determined and reflected the cost of the services that were to be provided by us. The costs of the services, consisting of materials, labor hours and factory overheads, were largely dependant on the number of test runs that were required to be carried out by us on a monthly basis. The arrangement consisted of only one deliverable which was the development and scale up of the production activities of our blood glucose sensor strips. The relevant services performed under this arrangement were completed and ceased in September 2008. We recognized revenue from these services as we performed the services. Furthermore, the revenue received was not contingent on performing any other services.

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
Research and development revenue
          On April 1, 2002, the Company and LifeScan entered into a License Agreement, pursuant to which LifeScan granted to the Company a worldwide, royalty free, exclusive license, with a limited right to sub-license, to make, have made, use, sell under and exploit in any way a range of key patents, patent applications and know-how owned by LifeScan, relating to electrochemical sensor technologies in all fields other than in the area of diabetes and blood glucose management generally (“LifeScan Fields”), the rights to which are retained by LifeScan. The exclusive license is subject to LifeScan having retained the right to make, have made, use, and sell under and exploit in any way the key patents, patent applications and know-how owned by LifeScan in all fields including in the fields of the Company’s own point-of-care tests. At the time of the original execution of the Master Services and Supply Agreement in October 2007, the License Agreement was amended to grant the Company a license to certain new patents outside of such field of use.
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
          The revenue derived from the Development and Research Agreement is recognized over the period in which the agreed upon research services are completed. The Company recognizes revenue for accounting purposes ratably over the annual grant period. Under the Development and Research Agreement, the Company is not matching the revenue to a specific expenditure but instead to a specified period of research. The annual research and development revenue received from LifeScan is agreed upon with LifeScan from time to time and is subject to the Company continuing its research and development activities in the blood glucose area, the provision of quarterly reports and other obligations under the Development and Research Agreement. The Company has and continues to satisfy the requirements of the Development and Research Agreement.
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
          The grant of these rights is considered to be a discrete earnings event as they are not linked in any way to the other deliverables in the arrangement and there is a risk that the other deliverables may not be achieved. The other deliverables in the arrangement are primarily related to manufacturing and the Company’s ability to manufacture which can only occur once

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
regulatory approval is received to market the product. Regulatory approval to market the product has not yet been received and there is a risk that the regulatory approval may not be received. Under the arrangement we have with LifeScan, they have the option of terminating the arrangement, which includes the rights for us to manufacture the product, if regulatory approval is not received. There was no such risk involved in fulfilling our service requirements for the grant of rights as the service requirements were completed and fully satisfied when the consideration was received at which point the rights were transferred to LifeScan. These rights have value to LifeScan as they are able to use this information to build their own manufacturing capability.
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
          Management has concluded that the core operations of the Company in the short term are expected to be the commercial manufacture of approved medical or testing devices and the provision of services such as those specified under the Master Services and Supply Agreement. The Company’s ultimate goal is to utilize the underlying technology and skill base for the development of a marketable product that the Company will manufacture. The Company considers the income received for the grant of rights is not indicative of its core operating activities or revenue producing goals of the Company, and as such have accounted for this income as “non-operating income” per Statement of Financial Accounting Concepts No. 6, Elements of Financial Statements and SEC Regulation S-X Article 5-03. The Company believes that presenting these as top line revenue would not provide the reader of the financial statements with a true indication of future operating margins.
Interest revenue
          Interest revenue is recognized as it accrues, taking into account the effective yield on the financial asset.
Foreign Currency
Functional and reporting currency
          Items included in the financial statements of each of the Group’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of the Company and Universal Biosensors Pty Ltd is AUD for all years presented.
          The consolidated financial statements are presented using a reporting currency of AUD. Effective October 2008, the Company changed its reporting currency from U.S. Dollars (“USD”) to AUD. Prior to October 2008, the Company reported its consolidated balance sheet, statement of operations and stockholder’s equity and cash flows in USD. The related statements and corresponding notes for and prior to September 30, 2008 have been revised to reflect AUD as the reporting currency for comparison to the financial results for the year ended December 31, 2008. The change in reporting currency is to better reflect the Company’s performance and to improve investor’s ability to compare the Company’s financial results.
          The functional currency of the Company for financial years up to December 31, 2005 was determined by management to be USD. This was based on the facts that the denomination of a significant proportion of transactions and the major source of finance were in USD.
          In 2006, the Company expanded significantly its Australian based research activities. All of the Company’s directors became and continue to be resident in Australia. The vast majority of the Company’s expenditure on research and development is AUD denominated. It also began planning for and successfully accomplished a capital raising in AUD and listed on the Australian Securities Exchange. The majority of cash and other monetary assets now held by the Company are denominated in AUD.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
          Due to these changes in circumstance, management is of the view that the functional currency of the Company changed in 2006 to AUD. This change was effective from December 1, 2006. The difference in the foreign exchange movements recognized in 2006 as a result of the change in functional currency was A$44,430.
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
          The Company has recorded foreign currency transaction gains of A$23,854, A$230,744 and A$169,588 for the nine month period ended September 30, 2009 and 2008 and the period from inception to September 30, 2009, respectively.
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
          On consolidation, exchange differences arising from the translation of any net investment in foreign entities are taken to the Foreign Currency Translation Reserve.
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
Stock-based Compensation
          Prior to January 1, 2006, the Company applied ASC 718 — Compensation — Stock Compensation (formerly Accounting Principles Board (APB) Opinion No. 25 — Accounting for Stock Issued to Employees) and related interpretations, in accounting for its fixed-plan stock options. For periods prior to January 1, 2006, the Company complied with the disclosure only provisions of ASC 718 (formerly FASB Statement No.123 — Accounting for Stock-Based Compensation, or SFAS 123). No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the Employee Option Plan). Results for periods before January 1, 2006 have not been restated to reflect, and do not include the impact of, ASC 718 (formerly FASB Statement No. 123(R) — Share Based Payment, or SFAS 123(R)).
          As of January 1, 2006, the Company adopted ASC 718, using the modified prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and amortization of the fair value over the vesting period of the award. The Company has elected to use the straight-line method of amortization. Under the modified prospective method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of ASC 718 shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Trinomial Lattice model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under ASC 718, as amended by ASC 718 (formerly SFAS No. 148 — Accounting for Stock-Based Compensation Transition and Disclosure).
          Such value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method under ASC 718. There were no transitional adjustments on adoption of ASC 718.
          The total share-based compensation expense recorded by the Company for the period from inception to September 30, 2009 and for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008 is allocated among the following categories:

	Period from
	Inception
	(September 14,
	2001) to September	Three Months Ended September 30,		Nine Months Ended September 30,
	30, 2009	2009	2008	2009	2008
	A$	A$	A$	A$	A$

Research and development	1,555,410	229,637	152,495	406,658	483,551
General and administrative	1,103,348	172,253	67,340	252,210	219,014

Total share-based compensation expense	2,658,758	401,890	219,835	658,868	702,565

          The above charges had no impact on the Company’s cash flows.
          The assumptions for the option grants computed using a Trinomial Lattice model for options issued during the 2008 financial year and for the nine month period ended September 30, 2009 were:

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Grant Date
	June	June	May	February	August	March
	2009	2009	2009	2009	2008	2008
Exercise Price (A$)	Nil	$0.94	Nil	$0.50	$0.70	$0.89
Share Price at Grant Date (A$)	$0.95	$0.95	$1.18	$0.43	$0.71	$0.91
Volatility	80%	80%	81%	77%	71%	76%
Expected Life	10 years	10 years	10 years	10 years	10 years	10 years
Risk Free Interest Rate	5.49%	5.49%	4.87%	4.26%	5.85%	5.87%
Fair Value of Option (A$)	$0.95	$0.62	$1.04	$0.28	$0.45	$0.59
          A summary of activity in the Employee Option Plan for the nine month period ended September 30, 2009 is as follows:

		Weighted — Average
	Number of Options	Exercise Price
	Over Shares	A$
Outstanding Balance, December 31, 2008	6,373,284	0.66
Lapsed	(147,334)	1.04
Granted	2,279,200	0.70
Exercised	(61,622)	0.35

Outstanding Balance, September 30, 2009	8,443,528	0.66

Exercisable shares as of September 30, 2009	4,712,278	0.56
All our employees are eligible to be granted options under the Employee Option Plan. Broadly speaking, options are issued to staff under two categories — options to new staff and options to existing staff (recurring options). Options to new staff are generally granted within the year they commence employment. Recurring options are issued based on the events that transpired during the year. The number of options to be granted as part of a recurring grant of options is determined in salary bands.
          As of September 30, 2009, there was A$1,439,487 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2009 — remaining periods	474,017
2010	624,162
2011	233,502
2012	68,346
2013	30,263
2014	9,197

1,439,487

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
Net Loss per Share and Anti-dilutive Securities
          Basic and diluted net loss per share is presented in conformity with ASC 260 — Earnings per Share (formerly Statement of Financial Accounting Standards No. 128 — Earnings Per Share). Basic and diluted net loss per share has been computed using the weighted-average number of common shares outstanding during the period. All periods presented in these financial statements have been retroactively adjusted to give effect to the stock split in December 2006. The potentially dilutive options issued under the Universal Biosensors Employee Option Plan were not considered in the computation of diluted net loss per share because they would be anti-dilutive given the Group’s loss making position in this and previous years.
Total Comprehensive Income
          The Company follows ASC 220 — Comprehensive Income (formerly SFAS No. 130 — Reporting Comprehensive Income (Loss)). Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income and cumulative translation adjustments.
Recent Accounting Pronouncements
          In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted ASC 815 — Derivative and Hedging (formerly SFAS No. 161) effective January 1, 2009 which has not had a material impact on the Company’s consolidated financial statements.
          In January, 2009, the company adopted ASC 808 — Collaborative Arrangements (formerly EITF Issue 07-01: “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”). This issue addresses the income statement classification of payments made between parties in a collaborative arrangement. ASC 808 has not had a material impact on the Company’s consolidated financial statements.
          On July 1, 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. For convenience, we have provided references to the Codification throughout this Form 10-Q in addition to the current GAAP source reference.
          In April 2009, the FASB issued ASC 825 — Financial Instruments (formerly Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim reporting periods. These disclosures were previously only required in annual financial statements. The adoption of ASC 825 did not have a material impact on our consolidated financial statements as this only requires additional disclosures.
          In May 2009, the FASB issued ASC 855 — Subsequent Events (formerly SFAS No. 165 — Subsequent Events), which is effective for interim and annual periods ending after June 15, 2009. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 did not have a material impact on our consolidated financial statements.

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
          The following transactions occurred with LifeScan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	A$	A$	A$	A$
Current Receivables
Reimbursement of expenses			—	300,589
Revenue from services			39,800	1,324,042

			39,800	1,624,631

Sale of Goods and Services
Revenue from services	819,181	1,880,593	2,599,235	3,121,754

     Other transactions with LifeScan are detailed as follows:
•	the Company received research and development revenue of A$310,945 and A$259,740 for the three months ended September 30, 2009 and 2008 and A$1,049,112 and A$813,251 for the nine month period ended September 30, 2009 and 2008, respectively under the Development and Research Agreement with LifeScan;

•	Universal Biosensors Pty Ltd received an initial non-refundable fee of A$1,131,222 in January 2008 in consideration for the grant of certain rights to LifeScan pursuant to the Master Services and Supply Agreement; and

•	Universal Biosensors Pty Ltd was reimbursed $0 and A$198,783 for the three months ended September 30, 2009 and 2008 and A$32,353 and A$894,417 for the nine months ended September 30, 2009 and 2008, respectively for certain expenditure incurred on behalf of LifeScan.
Borrowings
          In March 2009, Universal Biosensors Pty Ltd entered into an arrangement with Pacific Premium Funding Pty Limited to fund the Group’s insurance premium. The total amount financed was A$479,673 at inception. Interest was charged at a rate of 2% per annum and the short-term borrowing was repayable over an eight month period. The short-term borrowing was secured by the insurance premium refund. The borrowing was fully repaid in August 2009.
Subsequent Events
          There has not arisen in the interval between the end of the third quarter through the issuance of these financial statements on October 30, 2009 any item, transaction or event of a material and unusual nature likely, in the opinion of the directors of the Company, to affect significantly the operations of the Company, the results of those operations, or the state of affairs of the Company in future financial years.

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
     The forward looking statements contained in this Form 10-Q are based on our current expectations, assumptions, estimates and projections about the Company and its businesses. All such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those results expressed or implied by these forward-looking statements, including those set forth in this Quarterly Report on Form 10-Q.
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
     We are developing an immunoassay point-of-care test to measure the amount of C-reactive protein in the blood. A C-reactive protein test may be used to assist in the diagnosis and management of inflammatory conditions. We are also developing a prothrombin time test for monitoring the therapeutic range of the anticoagulant, warfarin, and have also started work on a second point-of-care dry immunoassay to measure the amount of D-dimer in the blood. D-dimer is a well established marker currently being used as a point-of-care test for the detection and monitoring of several potentially life threatening conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). We also intend to leverage our intellectual property platform to develop additional immunoassay based point-of-care test devices by taking proven disease biomarkers currently used in the central laboratory environment and adapting those diagnostic tests to the point-of-care setting.
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
     In consideration of undertaking the development and research, LifeScan makes quarterly payments to us. For fiscal 2009, LifeScan is paying the Company US$250,000 per quarter under the Development and Research Agreement. For fiscal 2010, the Development and Research Agreement sets out a range of values that the Company or Universal Biosensors Pty Ltd will be paid depending on the level of research and development services required by LifeScan. In subsequent years, the steering committee will recommend the level of funding consistent with LifeScan’s requirements. The Development and Research Agreement automatically renews for successive one year period on the same terms and conditions unless either party has given to the other party prior written notice of termination not less than nine months prior to the end of the relevant one year period, in which case the Development and Research Agreement will terminate at the end of the relevant one year period, or the agreement is otherwise terminated in accordance with its terms.
License Agreement with LifeScan
     In 2002, we entered into a License Agreement with LifeScan pursuant to which LifeScan granted to us a worldwide, royalty free, exclusive license to certain electrochemical cell technologies in all fields of use excluding the LifeScan Fields being, diabetes and blood glucose management generally. LifeScan has retained all rights in the LifeScan Fields. Under the License Agreement, we have a right to sub-license, make, have made, use, and sell under and exploit in any way a range of key patents, patent applications and know-how owned by LifeScan, relating to electrochemical cell technologies in all fields excluding the LifeScan Fields, the rights to which are retained by LifeScan. We must pay LifeScan 50% of any royalties or payments we receive under any such sub-license. We are also contractually bound to use our best efforts to exploit the licensed intellectual property outside the LifeScan Fields, for example, in our C-reactive protein, prothrombin time tests or D-dimer tests. At the time of execution of the Master Services and Supply Agreement, the License Agreement was amended to clarify the scope of the LifeScan Fields in which LifeScan have exclusive rights to the relevant patents and to grant us a license to certain new patents outside of the LifeScan Fields.
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
Results of Operations
Gross Profit on Services Performed
     Under the terms of our arrangement with LifeScan, we will assist LifeScan in establishing its own manufacturing line for the new blood glucose sensor strips. Under this arrangement, revenue from the services is recognized on a proportional performance method where revenues are related to costs incurred in providing the services required under the contract.

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
     Research and development expenses for the respective periods are as follows:

	Period from
	inception to
	September	Three months ended		Nine months ended
	30,	September 30,		September 30,
	2009	2009	2008	2009	2008
	A$	A$	A$	A$	A$
Research and development expenses	42,301,623	3,681,701	1,234,887	11,019,541	5,541,446
Research grants received recognized against related research and development expenses	(2,366,063)	—	—	—	(300,613)

Research and development expenses as reported	39,935,560	3,681,701	1,234,887	11,019,541	5,240,833

     These expenses are related to developing our electrochemical cell platform technologies and producing and testing strips. Research and development expenditure attributable to services performed on behalf of LifeScan have been recorded separately under the caption “Cost of services” in the consolidated condensed statements of operations (see section above titled “Gross Profit on Services Performed”). During 2009, our expenses have increased significantly and will continue to do so as we expand our research and development programs and expand our organization and our commercial manufacturing capability and capacity.
     We have not reported our internal historical research and development costs or our personnel and personnel-related costs on a project-by-project basis. Our programs share a substantial amount of our common fixed costs such as facilities, depreciation, utilities and maintenance. Accordingly, we do not track our research and development costs by individual research and development program.
     In addition, we expect research and development expenditures to grow as we advance our development programs and explore other commercial opportunities our technology platform can be applied to. We cannot predict what it will cost to complete our research and development programs or when or if they will be completed and commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain. In addition, our business strategy contemplates that, if appropriate, we may enter into collaborative arrangements with third parties for one or more of our programs. In the event that third parties assume responsibility for certain research or development activities, the estimated completion dates of those activities will be under the control of the third party rather than with us. We cannot forecast with any certainty, which programs, if any, will be subject to future collaborative arrangements, in whole, or in part, and how such arrangements would affect our research and development plans or capital requirements.
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
     General and administrative expenses for the three month period ended September 30, 2009 and 2008 was A$1,543,305 and A$1,303,981, respectively. General and administrative expenses for the nine month period ended September 30, 2009 and 2008 was A$4,129,183 and A$4,125,683, respectively. We expect that our general and administrative expenses will increase as we expand our legal, accounting, marketing and sales staff, add infrastructure and incur additional costs related to operating as a company whose shares in the form of CDIs are quoted on the ASX and compliance costs associated with being a domestic United States issuer subject to SEC reporting requirements.
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
     Research and development income for the period from inception to September 30, 2009 was A$14,127,076. Research and development income for the three months ended September 30, 2009 and 2008 was A$310,945 and A$259,740, respectively. Research and development income for the nine months ended September 30, 2009 and 2008 was A$1,049,112 and A$813,251, respectively.
Fee Income
     The Company received an initial non-refundable fee of A$1,131,222 in January 2008 in consideration for the grant of certain rights to LifeScan pursuant to the Master Services and Supply Agreement. This revenue is recorded as non-operating income in the consolidated statements of operations.
Interest Income
     Interest income decreased by 75% and 71% during the three month period ended September 30, 2009 and nine months ended September 30, 2009, compared to the same periods last year. The decrease in interest income is attributable to the lower level of funds invested during the year and decreased returns on the funds invested.

UNIVERSAL BIOSENSORS, INC.
Interest Expense
     Interest expense of A$2,409 for the three months ended September 30, 2009 and A$9,636 for the nine months ended September 30, 2009 relates to a 2% interest being charged on a short-term borrowing. Our interest expense for the three and nine months ended September 30, 2008 was A$0 and A$9,489, respectively.
Liquidity and Capital Resources
     Since inception, our operations have mainly been financed through the issuance of equity securities. Additional funding has come through payments received from LifeScan under the Development and Research Agreement, revenue from services, an initial one time payment under the Master Services and Supply Agreement and a one-time payment for manufacturing process support and research grants and interest on investments. Through to September 30, 2009, we had received aggregate net cash proceeds from the following: (a) A$32,518,792 from the renounceable rights issue; (b) A$37,101,929 from the issuance of equity securities other than those issued under the renounceable rights offer; (c) A$14,127,076 from LifeScan under our Development and Research Agreement; (d) A$6,209,603 from LifeScan as revenue from services performed; (e) A$2,657,758 as contributions from government and state grants; (f) A$1,131,222 from LifeScan in consideration of the grant of rights by us; and (g) A$5,220,332 from interest on investments. As of September 30, 2009, we had A$17,878,300 in cash and cash equivalents. Our cash and investment balances are held in money market accounts and short-term instruments. Cash in excess of immediate requirements is invested in short-term instruments with regard to liquidity and capital preservation.
     For the nine month period ended September 30, 2009, we used net cash of A$7,698,711 for operating activities. This consisted of a net loss for the period of A$11,007,115, which included A$2,129,947 of non-cash depreciation and amortization and non-cash stock option expense of A$658,868. Net cash used in investing activities during the nine months ended September 30, 2009 was A$2,776,927, which consisted of the purchase of property, plant and equipment of A$631,119 and deposit towards manufacturing equipment of A$2,145,808. Net cash provided by financing activities during the nine months ended September 30, 2009 was A$19,074, which consisted of proceeds from stock options exercised by employees.
     As at September 30, 2009, we had cash and cash equivalents of A$17,878,300 as compared to A$32,503,440 as of September 30, 2008. The decrease in cash and cash equivalents balance is as a result of our payments for our ongoing operations including our capital expenditure outlay. The decrease has been to some extent offset by receipts from LifeScan.
     In October 2007, we entered into a Master Services and Supply Agreement with LifeScan. In February 2009 we received A$3,087,849 in connection with the provision by us to LifeScan of certain manufacturing support services. The receipt and timing of any further revenue under the Master Services and Supply Agreement, which was amended and restated on May 15, 2009, is uncertain.
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
     The total cost of the projects which we are undertaking is subject to a range of factors. As a result, we consider that at this stage of our development we are unable to provide investors with reliable details in relation to the potential cost of our project to us. We believe that with our cash, cash equivalents and the interest we earn on these balances, will be sufficient to

UNIVERSAL BIOSENSORS, INC.
allow the Group to perform under the Master Services and Supply Agreement and to progress the Group’s other development programs. In the event we do not receive the milestone payment for first regulatory approval of the blood glucose product under the Master Services and Supply Agreement, or we are unable to generate revenue from the manufacturing and supply of the blood glucose test, we expect to receive advance payments under the Development and Research Agreement and therefore we believe that our current cash and cash equivalents will be sufficient to fund our ongoing operations until the end of 2010. Notwithstanding this, by actively managing our cash flows, controlling costs and revising our development plans as necessary we believe we have sufficient cash reserves to continue as a going concern through the next 12 months. In order to achieve our objectives, we may require additional funding and/or to revise our business plans. The amount and timing of these future funding requirements is uncertain. To meet these financing requirements, we may raise funds through public or private equity offerings, debt financings, and through other means, including collaborations and license agreements or other means determined by the directors at that time.
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
     As a result of the numerous risks and uncertainties associated with our business strategy, we are unable to estimate the exact amounts of our capital and working capital requirements. We estimate our total capital expenditures in 2009 to be in the range of A$4,000,000 to A$5,000,000 for the purchase of equipment to support our activities under the Master Services and Supply Agreement, capacity expansion, for ongoing development of our existing products, and for other ongoing research and development activities. We have also funded the majority of the fit out cost of our new facilities at Corporate Avenue from our existing cash. Our future funding requirements will depend on many factors, including, but not limited to:
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

UNIVERSAL BIOSENSORS, INC.
Off-Balance Sheet Arrangement
     The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2009 are:

Less than 1 year	A$	517,366
1 — 3 years		1,088,908
3 — 5 years		859,154
More than 5 years		—

Total minimum lease payments	A$	2,465,428

The above relates to our operating lease obligations in relation to the lease of our premises.
Contractual Obligations
     Our future contractual obligations primarily for future rental payment obligations on the current office and manufacturing space, including financing costs, at September 30, 2009 were as follows:

		Payments Due By Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-Term Debt Obligations	—	—	—	—	—
Asset Retirement Obligations (1)	1,806,694	—	—	1,806,694	—
Operating Lease Obligations (2)	2,465,428	517,366	1,088,908	859,154	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities on Balance Sheet under GAAP (3)	252,389	—	—	—	252,389

Total	4,524,511	517,366	1,088,908	2,665,848	252,389

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.

(2)	Our operating lease obligations relate primarily to the lease of our premises.

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

	2009 (*)		Fair Value
Anticipated Transactions and Related Derivatives
$AUD Functional Currency:
Forward exchange agreements (Sell $AUD/Buy Euros)
Contract amount	A$	811,303	A$	798,763
Average contractual exchange rate		0.5865

*	Expected maturity or transaction date
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
Evaluation of Disclosure Controls and Procedures.
     With the participation of our management, including the Company’s principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q . Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that:
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
     Changes in Internal Control Over Financial Reporting.
     During the most recent quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL BIOSENSORS, INC.
PART II
Item 1 Legal Proceedings
     N/A
Item 1A Risk Factors
     N/A
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     With the exception of the proceeds received from the exercise of stock options issued to employees, there has been no further sale of equity securities since December 31, 2008. The table below sets forth the number of employee stock options exercised and the number of shares issued in the 3 month period ended September 30, 2009. The Company issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

	Number of Options
	Exercised and
	Corresponding		Proceeds
	Number of Shares	Option Exercise	Received
Exercise Date	Issued	Price (A$)	(A$)
August, 2009	36,248	$0.31	$11,221
September, 2009	25,374	$0.31	$7,853

	61,622		$19,074

     The funds raised will be used for working capital requirements including the continued development of our existing pipeline and point-of-care tests and to identify and develop additional tests.
Item 3 Defaults Upon Senior Securities
     N/A
Item 4 Submission of Matters to a Vote of Security Holders
     N/A
Item 5 Other Information
     N/A
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

UNIVERSAL BIOSENSORS, INC. (Registrant)
	By:	/s/ MARK MORRISSON
Date: October 30, 2009		Mark Morrisson
Chief Executive Officer and Executive Director

	By:	/s/ SALESH BALAK
Date: October 30, 2009		Salesh Balak
Chief Financial Officer

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated October 30, 2009

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.0	Section 1350 Certificate	Filed herewith