Form 10-Q
period 2010-03-31
UNIVERSAL BIOSENSORS INC
filed 2010-05-13
CIK 1279695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 157,301,511 shares of Common Stock, U.S.$0.0001 par value, outstanding as of May 13, 2010.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
TABLE OF CONTENTS

PART I

Item 1	Financial Statements
UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	27,769,495	31,291,011
Inventories, net	223,964	305,124
Accrued income	118,305	118,305
Accounts receivables	2,444,288	415,397
Prepayments	3,572,743	2,289,149
Other current assets	352,980	364,339

Total current assets	34,481,775	34,783,325

Property, plant and equipment	28,039,493	27,898,099
Less accumulated depreciation	(7,323,356)	(6,597,956)

Property, plant and equipment — net	20,716,137	21,300,143

Total assets	55,197,912	56,083,468

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	309,950	434,207
Accrued expenses	1,362,072	1,201,893
Financial instruments	—	47,412
Deferred income	116,697	559,931
Employee entitlements provision	439,208	421,040

Total current liabilities	2,227,927	2,664,483

Non-current liabilities:
Asset retirement obligations	1,881,423	1,842,547
Employee entitlements provision	284,654	262,436

Total non-current liabilities	2,166,077	2,104,983

Total liabilities	4,394,004	4,769,466

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2010 (2009: nil)
Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 157,301,511 shares in 2010 (2009: 157,155,933)	15,730	15,716
Additional paid-in capital	75,104,840	74,566,698
Accumulated deficit	(22,922,688)	(24,353,151)
Current year earnings/(loss)	(1,095,662)	1,430,463
Accumulated other comprehensive income	(298,312)	(345,724)

Total stockholders’ equity	50,803,908	51,314,002

Total liabilities and stockholders’ equity	55,197,912	56,083,468

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Period from
	inception
	(September 14,
	2001) to March
	31, 2010	Three Months Ended March 31,
		2010	2009
	A$	A$	A$
Revenue
Revenue from products	$1,657,546	$1,524,813	$—
Revenue from services	7,864,958	1,893,133	1,467,464
Research and development income	14,415,089	—	388,319
Milestone payment	17,722,641	—	—

Total revenue	41,660,234	3,417,946	1,855,783
Operating costs & expenses
Cost of goods sold (1)	1,996,598	1,538,436	—
Cost of services	3,537,059	246,064	14,835
Research and development (2 and 3)	45,368,318	1,554,227	3,233,635
General and administrative (4)	21,467,942	1,469,609	1,190,592

Total operating costs & expenses	72,369,917	4,808,336	4,439,062

Profit/(loss) from operations	(30,709,683)	(1,390,390)	(2,583,279)
Other income/(expense)
Interest income	5,713,511	305,019	267,074
Interest expense	(19,125)	—	(3,613)
Fee income	1,131,222	—	—
Other	(116,481)	(10,291)	(33,778)

Total other income/(expense)	6,709,127	294,728	229,683
Net profit/(loss) before tax	(24,000,556)	(1,095,662)	(2,353,596)
Income tax benefit/(expense)	(17,794)	—	—

Net profit/(loss)	($24,018,350)	($1,095,662)	($2,353,596)

Basic and diluted net loss per share	($0.29)	($0.01)	($0.01)

Average weighted number of shares used as denominator in calculating basic net loss per share	83,143,135	157,229,023	156,976,936

Notes:

1 Includes non-cash compensation expense (cost of goods sold)	$61,895	$40,688	$—
2 Net of research grant income in these amounts	$2,366,063	$—	$—
3 Includes non-cash compensation expense (research and development)	$2,048,194	$245,968	$95,997
4 Includes non-cash compensation expense (general and administrative)	$1,427,358	$172,130	$44,451
See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Period from
	Inception
	(September 14,
	2001) to March 31,	Three Months Ended March 31,
	2010	2010	2009
	A$	A$	A$
Cash flows from operating activities:
Net loss	(24,018,350)	(1,095,662)	(2,353,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Net exchange difference	1,102,572	—	—
Depreciation and impairment of plant & equipment	7,857,968	725,400	717,870
Share based payments expense	3,537,447	458,786	140,448
Loss on fixed assets disposal	211,343	—	55,821
Change in assets and liabilities:
Inventory	(223,964)	81,160	—
Accounts receivables	(3,525,823)	(2,472,125)	28,695
Prepaid expenses and other current assets	(127,873)	(460,932)	(230,214)
Accrued income	(108,855)	—	—
Deferred revenue	290,904	—	1,620,386
Borrowings	—	—	299,796
Employee entitlements	723,862	40,386	12,671
Accounts payable and accrued expenses	1,963,773	87,852	(335,523)

Net cash used in operating activities	(12,316,996)	(2,635,135)	(43,646)

Cash flows from investing activities:
Instalment payments to acquire plant and equipment	(6,573,346)	(811,303)	—
Purchases of property, plant and equipment	(21,742,545)	(154,448)	(261,127)

Net cash used in investing activities	(28,315,891)	(965,751)	(261,127)

Cash flows from financing activities:
Gross proceeds from share issue	73,517,472	—	—
Transaction costs on share issue	(4,099,870)	—	—
Proceeds from stock options exercised	342,413	79,370	—

Net cash provided by financing activities	69,760,015	79,370	—

Net increase/(decrease) in cash and cash equivalents	29,127,128	(3,521,516)	(304,773)
Cash and cash equivalent at beginning of period	—	31,291,011	28,334,864
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(1,357,633)	—	—

Cash and cash equivalents at end of period	27,769,495	27,769,495	28,030,091

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

	Preference Shares		Ordinary shares		Additional Paid-in		Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Income	Equity
		A$		A$	A$	A$	A$	A$
Balance at September 14, 2001 (1)	—	—	—	—	—	—	—	—
Changes during the period from September 14, 2001 through December 31, 2008
Preference and ordinary shares issued for cash	40,386,962	16,701,436	116,071,631	11,607	54,474,378	—	—	71,187,421
Conversion of preference shares to ordinary shares	(40,386,962)	(16,701,436)	40,386,962	4,039	16,697,397	—	—	—
Transaction costs on shares issued	—	—	—	—	(16,663)	—	—	(16,663)
Comprehensive Income
Foreign currency translation reserve, net of tax	—	—	—	—	—	—	(298,312)	(298,312)
Net loss for the period	—	—	—	—	—	(24,353,151)	—	(24,353,151)

Total comprehensive income								(24,651,463)
Exercise of stock options issued to employees	—	—	518,343	52	183,993	—	—	184,045
Stock option expense	—	—	—	—	1,999,890	—	—	1,999,890

Balances at December 31, 2008	—	—	156,976,936	15,698	73,338,995	(24,353,151)	(298,312)	48,703,230

Comprehensive Income
Net loss for the period	—	—	—	—	—	(2,353,596)	—	(2,353,596)

Total comprehensive income								(2,353,596)
Stock option expense	—	—	—	—	140,448	—	—	140,448

Balances at March 31, 2009	—	—	156,976,936	15,698	73,479,443	(26,706,747)	(298,312)	46,490,082

Balances at December 31, 2009	—	—	157,155,933	15,716	74,566,698	(22,922,688)	(345,724)	51,314,002
Changes during the three months period ended March 31, 2010
Comprehensive Income
Net loss for the period	—	—	—	—	—	(1,095,662)	—	(1,095,662)
Loss on derivatives and hedges, net of tax	—	—	—	—	—	—	47,412	47,412

Total comprehensive income								(1,048,250)

Exercise of stock options issued to employees	—	—	145,578	14	79,356	—	—	79,370
Stock option expense	—	—	—	—	458,786	—	—	458,786

Balances at March 31, 2010	—	—	157,301,511	15,730	75,104,840	(24,018,350)	(298,312)	50,803,908

(1)	Incorporation date
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
     The Company is a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. The blood test devices we are developing comprise a novel disposable test strip and a reusable meter. These simple to use portable test devices require a finger prick of blood and are designed to be used by the patient (at the “point-of-care”) to provide accurate and quick results to enable new treatment or an existing treatment to be immediately reviewed.
     Universal Biosensors has rights to an extensive patent portfolio comprising certain patent applications owned by its wholly owned Australian subsidiary, Universal Biosensors Pty Ltd, and a large number of patents and patent applications licensed to us by LifeScan, Inc. (“LifeScan”), an affiliate of Johnson & Johnson Corporation.
     Universal Biosensors has developed a blood glucose test (used in the management of diabetes) with LifeScan which was launched by LifeScan in The Netherlands in January 2010 under the trade name “One Touch Verio”. Subject to mutually agreed terms, we intend to develop other tests in the field of diabetes and blood glucose management.
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
     The Company uses its technology base to develop other electrochemical-cell based tests. The Company does not currently intend to establish its own sales and marketing force to commercialize any of the non-blood glucose products which it develops. Rather, the Company’s efforts are focused on establishing collaborative partnerships for the tests derived from the platform. The Company has engaged and in future plans to engage third party contractors to assist the Company in its partnering efforts. The Company is developing a C-reactive protein test on its dry immunoassay platform to assist in the diagnosis and management of inflammatory conditions. The Company is also developing a D-dimer test for detection and monitoring of several conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). The Company has also undertaken development work on a prothrombin time

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
test for monitoring the therapeutic range of the anticoagulant, warfarin, based on measuring activity of the enzyme thrombin. The Company has successfully taken the prothrombin time test to a point where the Company considers it has significantly reduced the risk of technical failure. The Company does not currently propose to complete the remaining development steps for this test until the path to commercialization for this product is assured and the partnering efforts for the test have been successful.
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
Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2009, included in the Form 10-K of Universal Biosensors, Inc.
     The year-end condensed balance sheet data as at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
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

	March 31, 2010	December 31, 2009
	A$	A$
Plant and equipment	13,383,603	13,271,715
Leasehold improvements	8,342,380	8,328,270
Capital work in process	6,313,510	6,298,114

	28,039,493	27,898,099
Accumulated depreciation	(7,323,356)	(6,597,956)

Property, plant & equipment, net	20,716,137	21,300,143

     Capital work in process relates to assets under construction and is comprised primarily of specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represent the percentage of expenditure that has been completed, and once the assets are placed into service the Company begins depreciating the respective assets. The accumulated amortization of capitalized leasehold improvements for the three month period ended March 31, 2010 and for fiscal year ended December 31, 2009 was A$3,099,316 and A$2,770,434, respectively.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     The Company receives Victorian government grant monies under a grant agreement to support the establishment of a medical diagnostic manufacturing facility in Victoria through the purchase of plant and equipment. Plant and equipment is presented net of the government grant of A$410,000 at March 31, 2010 and December 31, 2009. The grant monies are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grant monies received in advance of the relevant expenditure are treated as deferred income and included in “Current Liabilities” on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under the grant agreement are recorded as “Currents Assets” on the balance sheet.
     Depreciation expense was $7,857,968 for the period from inception to March 31, 2010 and $725,400 and $717,870 for the three months ended March 31, 2010 and 2009, respectively.
     The movement in accumulated depreciation is agreed to depreciation expense as follows:

	Three months ended	Year ended
	March 31, 2010	December 31, 2009
	A$	A$
Movement in accumulated depreciation	725,400	2,830,499
Accumulated depreciation of fixed assets disposed	—	20,786

Depreciation expense	725,400	2,851,285

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
     Research and development expenses for the period from inception to March 31, 2010 and for the three months ended March 31, 2010 and 2009 are as follows:

	Period from
	inception to
	March 31,	Three months ended March 31,
	2010	2010	2009
	A$	A$	A$
Research and development expenses	47,734,381	1,554,227	3,233,635
Research grants received recognized against related research and development expenses	(2,366,063)	—	—

Research and development expenses as reported	45,368,318	1,554,227	3,233,635

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
     Our overall ARO changed as follows:

	Three months ended	Year ended
	March 31, 2010	December 31, 2009
	A$	A$
Opening balance	1,842,547	1,699,133
Accretion expense	38,876	143,414

Ending balance	1,881,423	1,842,547

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
Revenue Recognition
Revenue from products and services and milestone payment
     The revenue from products and the milestone payment are part of an arrangement with multiple deliverables. On October 29, 2007 Universal Biosensors entered into a Master Services and Supply Agreement which contains the terms pursuant to which Universal Biosensors Pty Ltd would provide certain services in the field of blood glucose monitoring to LifeScan and would generally act as a non-exclusive manufacturer of an original version of the initial blood glucose test strips we developed for LifeScan. On May 15, 2009, the agreement was amended and restated to incorporate certain amendments made in December 2008 and to reflect a change to the blood glucose test strip. The Master Services and Supply Agreement is structured as an umbrella agreement which enables LifeScan and us to enter into a series of additional arrangements for the supply by us of additional services and products in the field of blood glucose monitoring.
     The Master Services and Supply Agreement may be terminated as a result of a party defaulting on its material obligations, a party becoming insolvent, at LifeScan’s option after paying a lump sum service fee, or as a result of other factors detailed in the Master Services and Supply Agreement.
     The deliverables under the arrangement described above are as follows:
•	milestone payment.The Company received a milestone payment of A$17,722,641 in December 2009 triggered by the first grant to LifeScan of regulatory clearance to sell the blood glucose product;

•	contract manufacturing.One of two pricing methodologies will apply depending on whether the Company is manufacturing above or below a specified quantity of blood glucose tests strips in a quarter. As we produced less than the specified quantity of test strips in the March 2010 quarter, we are considered to be in the “interim costing period”. In the interim costing period, the Company is establishing its commercial scale manufacturing and therefore is not expected to generate any profit through contract manufacturing, but is expected to recover most of its glucose manufacturing costs. As volumes increase beyond the specified quantity of blood glucose test strips sold per quarter, the interim costing period will cease to apply and a different pricing methodology will apply, at which time we expect to be profitable in the sale of blood glucose test strips; and

•	product enhancement. A service fee based on the number of strips sold by LifeScan is payable to us as an ongoing reward for our efforts to enhance the product.
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
     All consideration within the contract is contingent. The remaining undelivered items are not priced at a significant incremental discount to the delivered items. Revenue for each deliverable will be recognized as each contingency is met and the consideration becomes fixed and determinable. Milestone payment is considered to be a substantive payment and the entire amount has been recognized as revenue when the regulatory approval was received. The regulatory approval to market the initial blood glucose product was received on November 4, 2009. Revenue for contract manufacturing is recognized in accordance with generally accepted accounting principles as outlined in ASC 605-10-S99 (formerly Staff Accounting Bulletin No. 104 — Revenue Recognition), which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Revenue for ongoing efforts to enhance the product is also recognized in accordance with ASC 605-10-S99 when the final product is sold by LifeScan.
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
The transaction with LifeScan satisfies the revenue recognition criteria outlined in ASC 605 (formerly Staff Accounting Bulletin 101/104). The principles of revenue recognition in ASC 605 have all been satisfied; services were performed by the Company which were supported by purchase orders issued by LifeScan on a regular basis, collection was assured, delivery of the services had occurred and the amount was objectively determined.

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

(3)	ratably over the period to which it relates

We provide contract research services to LifeScan. Under the arrangement, the contract research revenue is fixed and non-refundable. Revenue is recognized ratably over the period to which it relates as the funding is not matched to a specific expenditure but is linked to a specified period of research. Funding for the contract research services is determined pursuant to the Development and Research Agreement.
Research and development income
     On April 1, 2002, the Company and LifeScan entered into a Development and Research Agreement pursuant to which the Company agreed to undertake contract research and development for LifeScan in the area of diabetes management to extend and develop the glucose sensor technology owned by LifeScan. The research and development activities are supervised by a steering committee comprised of representatives from both the Company and LifeScan. In consideration of us undertaking the research and development activities, LifeScan makes quarterly payments to the Company. The Development and Research Agreement automatically renews for successive one year periods unless either LifeScan or the Company gives written notice of termination not less than nine months prior to the end of the relevant one year period (in which case the agreement terminates at the end of the relevant one year period), or the Development and Research Agreement is otherwise terminated in accordance with its terms. LifeScan owns all intellectual property developed by the Group under the Development and Research Agreement and the Group receives a license to such intellectual property outside of the LifeScan Field.
     The Development and Research Agreement provides details of the amount to be charged to LifeScan each year for the provision of research and development services. Income is recognized ratably over the period to which it relates and when the amount of the payment can be reliably measured and collectibility is reasonably assured. For fiscal 2009, LifeScan paid the Company A$1,337,125 under the Development and Research Agreement. Income received under the Development and Research Agreement for 2010 is recorded under the caption “Revenue from services”. In subsequent years, the steering committee will recommend the level of funding consistent with LifeScan’s requirements.
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
     In 2006, the Company significantly expanded its Australian based research activities. At this time, all of the Company’s directors became residents in Australia. Currently, with the exception of one director, all the other directors are Australian residents. Most of the Company’s expenditure on research and development is Australian dollar denominated. It also began planning for and successfully accomplished a capital raising in Australian dollars and listed on the Australian Securities Exchange. The majority of cash and other monetary assets now held by the Company are denominated in Australian dollars.
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
     The Company has recorded foreign currency transaction losses of A$29,468, A$33,778 and A$134,620 for the three month period ended March 31, 2010 and 2009 and the period from inception to March 31, 2010, respectively.
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
     The assumptions for the option grants computed using a Trinomial Lattice model for options issued during the 2009 financial year and for the three month period ended March 31, 2010 were:

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Grant Date
	February 2010	November 2009	June 2009	June 2009	May 2009	February 2009
Exercise Price (A$)	$1.60	$1.72	Nil	$0.94	Nil	$0.50
Share Price at Grant Date (A$)	$1.60	$1.73	$0.95	$0.95	$1.18	$0.43
Volatility	77%	78%	80%	80%	81%	77%
Expected Life	7 years	10 years	10 years	10 years	10 years	10 years
Risk Free Interest Rate	5.34%	5.63%	5.49%	5.49%	4.87%	4.26%
Fair Value of Option (A$)	$0.99	$1.13	$0.95	$0.62	$1.04	$0.28
          A summary of activity in the Employee Option Plan for the three month period ended March 31, 2010 is as follows:

		Weighted average
		exercise price
	Number of shares	A$
Balance at December 31, 2009	10,039,486	0.85
Granted	62,000	1.60
Exercised	(145,578)	0.56
Lapsed	(11,998)	1.03

Balance at March 31, 2010	9,943,910	0.86

          All our employees are eligible to be granted options under the Employee Option Plan.
          As of March 31, 2010, there was A$2,541,080 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2010 – remaining periods	1,375,660
2011	823,954
2012	302,006
2013	30,263
2014	9,197

2,541,080

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

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Net Profit/(Loss) per Share and Anti-dilutive Securities
          Basic and diluted net profit/(loss) per share is presented in conformity with ASC 260 – Earnings per Share (formerly Statement of Financial Accounting Standards No. 128 – Earnings Per Share). Basic and diluted net profit/(loss) per share has been computed using the weighted-average number of common shares outstanding during the period. All periods presented in these financial statements have been retroactively adjusted to give effect to the stock split in December 2006 (note 11). Other than in a profit making year, the potentially dilutive options issued under the Universal Biosensors Employee Option Plan were not considered in the computation of diluted net profit/(loss) per share because they would be anti-dilutive given the Company’s loss making position.
Total Comprehensive Income
          The Company follows ASC 220 – Comprehensive Income (formerly SFAS No. 130 — Reporting Comprehensive Income (Loss)). Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income and cumulative translation adjustments.
Recent Accounting Pronouncements
          In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company is currently assessing the impact of ASU 2010-6 and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.
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

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
          The following transactions occurred with LifeScan:

	Three months ended March 31,
	2010	2009
	A$	A$
Current Receivables
Reimbursement of expenses	—	3,223
Sale of goods	800,071	—
Sale of services	1,642,417	—

	2,442,488	3,223

Revenue
Revenue from products	1,524,813	—
Revenue from services	1,893,133	1,467,464
Research and develoment income	—	388,319

	3,417,946	1,855,783

          Other transactions with LifeScan are detailed as follows:
•	Universal Biosensors Pty Ltd was reimbursed $Nil and A$17,580 for the three months ended March 31, 2010 and 2009, respectively, for certain expenditures incurred on behalf of LifeScan.
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
Subsequent Events
          There has not arisen in the interval between the end of the first quarter to the date of this report any item, transaction or event of a material and unusual nature likely, in the opinion of the directors of the Company, to affect significantly the operations of the Company, the results of those operations, or the state of affairs of the Company in future financial years.

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
Overview
          Established in 2001, we are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. The diagnostic blood test devices we are developing comprise a novel disposable test strip and a reusable meter. These simple to use portable devices require a finger prick of blood and are designed to be used beside the patient (at the “point-of-care”) to provide accurate and quick results to enable treatment to be immediately reviewed. We have rights to an extensive patent portfolio comprising certain patent applications owned by our wholly owned Australian subsidiary, Universal Biosensors Pty Ltd, and a large number of patents and patent applications licensed to us by LifeScan, Inc., an affiliate of Johnson & Johnson (“LifeScan”).
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
          We have also undertaken development work on a prothrombin time test for monitoring the therapeutic range of the anticoagulant, warfarin. We have successfully taken our prothrombin time test to a point where we believe that we have significantly reduced the risk of technical failure of the product. We do not currently propose to complete the remaining development steps for this test until our partnering efforts to market it have been successful.
          All of our operating activities are undertaken through our wholly-owned subsidiary, Universal Biosensors Pty Ltd, which is located in Australia. We have funded our operations primarily through the sale of our equity securities, payments from LifeScan in connection with the Development and Research Agreement, various payments under the Master Services and Supply Agreement and revenue from certain services provided to LifeScan and government and state grants.

UNIVERSAL BIOSENSORS, INC.
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
Development and Research Agreement with LifeScan
          On April 1, 2002, we entered into a Development and Research Agreement with LifeScan pursuant to which we agreed to perform certain research and development activities for LifeScan in the area of diabetes management to extend and develop the glucose sensor technology owned by LifeScan. At the time of execution of the Master Services and Supply Agreement, the Development and Research Agreement was amended to conform the intellectual property provisions in the Development and Research Agreement with those in the Master Services and Supply Agreement such that LifeScan would own all intellectual property developed by us under the Development and Research Agreement and we would receive a license to such intellectual property outside of the LifeScan field of diabetes and blood glucose management generally. In May 2009, the Development and Research Agreement was amended to increase the range of development and research funding that LifeScan may pay us in 2010 and to include a new mechanism for determining research and development programs whereby we propose development and research work, and then the program of development and research is approved by the joint steering committee.
          The Development and Research Agreement automatically renews for successive one year period unless either party has given to the other party prior written notice of termination not less than nine months prior to the end of the relevant one year period, in which case the Development and Research Agreement will terminate at the end of the relevant one year period, or the agreement is otherwise terminated in accordance with its terms.
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

UNIVERSAL BIOSENSORS, INC.
Results of Operations
Manufacture of Products
          In November 2009, LifeScan received initial regulatory clearance to sell their blood glucose product which we have been assisting to develop. We commenced manufacture of the blood glucose test strips required for this product in our facility in Rowville, Melbourne, in December 2009, ahead of the January 2010 market launch in the Netherlands. Loss sustained during the respective periods in the manufacture of the blood glucose test strips are as follows:

	Period from
	inception to
	March 31,	Three months ended March 31,
	2010	2010	2009
	A$	A$	A$
Revenue	1,657,546	1,524,813	—
Cost of goods sold	(1,996,598)	(1,538,436)	—

	(339,052)	(13,623)	—

          Pursuant to the Master Services and Supply Agreement we have with LifeScan, one of two pricing methodologies will apply depending on whether we are manufacturing above or below a specified quantity of blood glucose tests strips in a quarter. As we produced less than the specified quantity of test strips for the March 2010 quarter, we are considered to be in the “interim costing period”. In the interim costing period, the Company is establishing its commercial scale manufacturing and therefore is not expected to generate any profit, but is expected to recover most of its glucose manufacturing costs. As manufactured volumes increase beyond the specified quantity of blood glucose test strips per quarter, the interim costing period will cease to apply and a different pricing methodology will apply, at which time we expect to be profitable in the sale of blood glucose test strips.
Services Performed
          We provide various services to LifeScan based on their requirements. There are different arrangements for each service being provided. Some of the services provided are one-off whilst others may span a period exceeding 12 months. Revenue from services also includes the quarterly service fees which is based on the number of strips sold by LifeScan which is payable to us as an ongoing reward for our efforts to enhance the product. The net contribution during the respective periods in relation to the provision of services is as follows:

	Period from
	inception to
	March 31,	Three months ended March 31,
	2010	2010	2009
	A$	A$	A$
Revenue	7,864,958	1,893,133	1,467,464
Cost	(3,537,059)	(246,064)	(14,835)

	4,327,899	1,647,069	1,452,629

Research and Development Income
          We receive research and development income under the Development and Research Agreement with LifeScan. The Development and Research Agreement provides details of the amount to be charged to LifeScan each year for the research and development services carried out by us. The annual research and development income received from LifeScan is agreed with LifeScan from time to time and is subject to us continuing our research and development activities in the blood glucose area, the provision of quarterly reports and other obligations under the Development and Research Agreement. We believe we have and continue to satisfy the requirements of the Development and Research Agreement.
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

UNIVERSAL BIOSENSORS, INC.
          For fiscal 2010 onwards, income received under the Development and Research Agreement is recorded under the caption “Revenue from services”.
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
          These expenses are related to developing our electrochemical cell platform technologies. Research and development expenses consist of costs associated with research activities, as well as costs associated with our product development efforts, including pilot manufacturing costs. Research and development expenses include:
•	consultant and employee related expenses, which include salary and benefits;

•	materials and consumables acquired for the research and development activities;

•	external research and development expenses incurred under agreements with third party organizations and universities; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.
          Our research and development activities can be described as follows:
(a)	Glucose
          In 2009, we completed the research and development efforts relating to the first blood glucose test which we undertook on behalf of LifeScan. We commenced the manufacture of blood glucose test strips for this test in our facility in Corporate Avenue, Rowville, Melbourne, in December 2009. This test was launched by LifeScan in the Netherlands in January 2010. We currently undertake some minor research and development activities relating to this product which includes extending its shelf life.
          There are other blood glucose research and development activities undertaken by us on behalf of LifeScan. These are, however, recorded under the caption “Cost of Services” as these are funded by LifeScan, the revenue for which is recorded under “Revenue from Services”.
(b)	Immunoassay
          We are developing a C-reactive protein test on our immunoassay platform to assist in the diagnosis and management of inflammatory conditions. Development work on this project has been undertaken since 2004. A working prototype has been developed and we expect product validation this financial year.
          We are also developing a D-dimer test on our immunoassay platform for the detection and monitoring of several conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). Development work on this project has been undertaken since early 2008.
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
(c)	DNA/RNA
          This is an early stage research project looking at the possibility of using DNA binding chemistries to build a strip test for DNA, RNA and as a possible alternative method for improving the sensitivity of protein assays.

UNIVERSAL BIOSENSORS, INC.
          We have recently commenced preliminary concept feasibility with a potential partner regarding adaptation of their proprietary technology to our electrochemical cell. This concept study is at an early stage and may not yield any positive results. In the event the feasibility shows promise, we would need to negotiate suitable licence terms to access the technology on terms that are satisfactory to us.
(d)	Other
          Since 2005, we have undertaken development work on a prothrombin time test for monitoring the therapeutic range of the anticoagulant, warfarin, based on measuring activity of the enzyme thrombin. A working prototype has been developed. We do not currently propose to complete the remaining development steps for this test until we have entered into collaborative arrangements with a third party with respect to the commercialization of this product.
          Research and development expenses for the respective periods are as follows:

	Period from
	inception to
	March 31,	Three months ended March 31,
	2010	2010	2009
	A$	A$	A$
Research and development expenses	47,734,381	1,554,227	3,233,635
Research grants received recognized against related research and development expenses	(2,366,063)	—	—

Research and development expenses as reported	45,368,318	1,554,227	3,233,635

          A significant decline in research and development expenditure during the three months ended March 31, 2010 compared to the same period last year reflects conclusion of the development phase for the blood glucose product launched in January 2010. All direct and indirect costs pertaining to this project are now captured in the manufacturing account as opposed to being treated as a research and development expenditure in previous years. We expect that our research and development expense will increase across the remaining quarters of 2010 as we increase the efforts applied to our other research and development programs.
          While it is entirely within our control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.
          In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our programs. In the event that third parties assume responsibility for certain research or development activities, the estimated completion dates of those activities will typically be under the control of the third party rather than with us.
General and administrative expenses
          General and administrative expenses increased by 23% during the three months ended March 31, 2010 compared to the same period last year. This increase in expenses reflects growth in the size and complexity of our operations. There are also incremental costs associated with our shares trading in the form of CDIs quoted on the ASX and compliance costs associated with being a United States issuer subject to SEC reporting requirements.
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

UNIVERSAL BIOSENSORS, INC.
          We expect that our general and administrative expenses will increase as we expand our legal, accounting, marketing and sales staff, add infrastructure and incur additional costs related to operating as a company whose shares in the form of CDIs are quoted on the ASX and compliance costs associated with being a United States issuer subject to SEC reporting requirements.
Interest Income
          Interest income increased by 14% during the three month period ended March 31, 2010 compared to the same period last year. The increase in interest income is attributable to increased returns on the funds invested.
Interest Expense
          Interest expense of A$3,613 for the three months ended March 31, 2009 relates to a 2% interest being charged on a short-term borrowing which was fully repaid in August 2009. Our interest expense for the three months ended March 31, 2010 was zero.
Liquidity and Capital Resources
          Since inception, our operations have mainly been financed through the issuance of equity securities. Additional funding has come through payments received from LifeScan under the Development and Research Agreement, revenue from services, various payments under the Master Services and Supply Agreement and a one-time payment for manufacturing process support and research grants and interest on investments. As of March 31, 2010, we had A$27,769,495 in cash, cash equivalents and short-term investments. Our cash and investment balances are held in money market accounts and short-term instruments. Cash in excess of immediate requirements is invested in short-term instruments with regard to liquidity and capital preservation.
          For the three-month period ended March 31, 2010, we used net cash of A$2,635,135 for operating activities. This consisted of a net loss for the period of A$1,095,662, which included A$725,400 of non-cash depreciation and amortization and non-cash stock option expense of A$458,786. Net cash used in investing activities during the quarter ended March 31, 2010 was A$965,751, which included purchase of plant and equipment of A$154,448 and the balance deposit towards manufacturing equipment. Net cash provided by financing activities during the quarter ended March 31, 2010 was A$79,370.
          As at March 31, 2010, we had cash and cash equivalents of A$27,769,495 as compared to A$31,291,011 as of December 31, 2009. The decrease in cash and cash equivalents balance is as a result of our payments for our ongoing operations, including our capital expenditure outlay.
          We currently fund our operations through a combination of our cash inflows mostly from LifeScan and the residual through our existing cash and cash equivalents balance. The cash inflows from LifeScan are pursuant to the Master Services and Supply Agreement we entered initially with LifeScan in October 2007 and amended and rested in May 2009, and our Development and Research Agreement. The receipt and timing of any further revenue under the Master Services and Supply Agreement going forward is uncertain and is largely dependent on the volume of blood glucose strips manufactured by us and LifeScan and ultimately sold by LifeScan. The proceeds from contract research work depend on the level of work awarded to us by LifeScan. We, however, believe that the cash on hand together with anticipated cash inflows will be sufficient to meet our liquidity and capital resources needs for the next 12 months.
Operating Capital and Capital Expenditure Requirement
          As a result of the numerous risks and uncertainties associated with our business strategy, we are unable to estimate the exact amounts of our capital and working capital requirements. We estimate our total capital expenditures in 2010 to be in the range of A$3,000,000 to A$4,000,000 for the purchase of equipment to support our activities under the Master Services and Supply Agreement, capacity expansion, for ongoing development of our existing products, and for other ongoing research and development activities. Our future funding requirements will depend on many factors, including, but not limited to:
•	our business and product development strategies;

UNIVERSAL BIOSENSORS, INC.
•	expenses we incur in manufacturing and developing products and the services and development programs we undertake from LifeScan;
•	changes to our operations to enable us to perform services required under the Master Services and Supply Agreement;
•	the sales of blood glucose test strips by LifeScan and the quantities of blood glucose test strips to be manufactured by us for LifeScan;
•	the timing and amount of receipts of revenue from LifeScan under the Master Services and Supply Agreement;
•	costs and timing of regulatory approvals and market launches of the blood glucose test;
•	the costs of undertaking and success of our research and development efforts;
•	any need to further scale up our manufacturing operations, including additional costs related to the fit out of our manufacturing facility in Melbourne, Australia and the acquisition of additional manufacturing equipment;
•	the rate of progress and cost of our product development activities;
•	the timing and success of any corporate collaborations or strategic alliances with respect to our tests in development, including revenues expected from such collaborations;
•	the timing and amount of revenue generated by sales of our point-of-care tests;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and
•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
Off-Balance Sheet Arrangement
          The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2010 are:

Less than 1 year	A$	524,060
1 — 3 years		1,101,168
3 — 5 years		572,879
More than 5 years		—

Total minimum lease payments	A$	2,198,107

     The above relates to our operating lease obligations in relation to the lease of our premises.
Contractual Obligations
          Our future contractual obligations at March 31, 2010 were as follows:

		Payments Due By Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-Term Debt Obligations	—	—	—	—	—
Asset Retirement Obligations (1)	1,881,423	—	—	1,881,423	—
Operating Lease Obligations (2)	2,198,107	524,060	1,101,168	572,879	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities on Balance Sheet under GAAP (3)	284,654	—	—	—	284,654
Total	4,364,184	524,060	1,101,168	2,454,302	284,654

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.

(2)	Our operating lease obligations relate primarily to the lease of our premises.

(3)	Represents long service leave owing to the employees

UNIVERSAL BIOSENSORS, INC.
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
Interest Rate Risk
          Our exposure to interest income sensitivity, which is affected by changes in the general level of Australian interest rates, particularly because the majority of our investments are in AUD in cash and cash equivalents. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Our investment portfolio is subject to interest rate risk but due to the short duration of our investment portfolio, we believe an immediate 10% change in interest rates would not be material to our financial condition or results of operations.

UNIVERSAL BIOSENSORS, INC.

Item 4	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
          With the participation of our management, including the Company’s principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
     Changes in Internal Control Over Financial Reporting.
          During the most recent quarter ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL BIOSENSORS, INC.
PART II

Item 1	Legal Proceedings
          N/A

Item 1A	Risk Factors
          N/A

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
     With the exception of the proceeds received from the exercise of stock options issued to employees, there has been no further sale of equity securities since December 31, 2009. The table below sets forth the number of employee stock options exercised and the number of shares issued in the 3 month period ended March 31, 2010. The Company issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

	Number of Options
	Exercised and
	Corresponding		Proceeds
	Number of Shares	Option Exercise	Received
Exercise Date	Issued	Price	(A$)
February, 2010	23,333	A$0.89	20,766
	20,000	A$0.94	18,800
	4,000	A$0.50	2,000
	18,124	US$ 0.26	5,104
	13,332	A$1.18	15,732
	18,124	US$ 0.22	4,489
	33,333	Nil	—
March, 2010	6,666	A0.89	5,933
	6,666	A$0.70	4,666
	2,000	A$0.94	1,880

	145,578		79,370

          The funds raised will be used for working capital requirements including the continued development of our existing pipeline and point-of-care tests and to identify and develop additional tests.

Item 3	Defaults Upon Senior Securities
          N/A

Item 4	[Removed and Reserved]
          N/A

Item 5	Other Information
          N/A

Item 6	Exhibits

UNIVERSAL BIOSENSORS, INC.

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.0*	Section 1350 Certificate	Filed herewith

*	This exhibit is furnished rather than filed, and shall not be incorporated by reference into any filing of the registrant in accordance with Item 601 of Registration S-K

UNIVERSAL BIOSENSORS, INC.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)
	By:	/s/ MARK MORRISSON
Date: May 13, 2010		Mark Morrisson
Chief Executive Officer and Executive Director

	By:	/s/ SALESH BALAK
Date: May 13, 2010		Salesh Balak
Chief Financial Officer

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated May 13, 2010

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.0	Section 1350 Certificate	Filed herewith