Form 10-Q
period 2010-06-30
UNIVERSAL BIOSENSORS INC
filed 2010-08-06
CIK 1279695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 157,341,259 shares of Common Stock, U.S.$0.0001 par value, outstanding as of August 6, 2010.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
TABLE OF CONTENTS

PART I
Item 1 Financial Statements
UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	27,164,097	31,291,011
Inventories, net	751,206	305,124
Accrued income	—	118,305
Accounts receivables	944,487	415,397
Prepayments	3,454,538	2,289,149
Other current assets	369,204	364,339

Total current assets	32,683,532	34,783,325

Property, plant and equipment	28,234,246	27,898,099
Less accumulated depreciation	(8,050,620)	(6,597,956)

Property, plant and equipment — net	20,183,626	21,300,143

Total assets	52,867,158	56,083,468

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	431,168	434,207
Accrued expenses	773,018	1,201,893
Financial instruments	8,882	47,412
Deferred income	82,752	559,931
Employee entitlements provision	505,277	421,040

Total current liabilities	1,801,097	2,664,483

Non-current liabilities:
Asset retirement obligations	1,920,300	1,842,547
Employee entitlements provision	330,151	262,436

Total non-current liabilities	2,250,451	2,104,983

Total liabilities	4,051,548	4,769,466

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2010 (2009: nil) Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 157,341,259 shares in 2010 (2009: 157,155,933)	15,734	15,716
Additional paid-in capital	75,652,565	74,566,698
Accumulated deficit	(22,922,688)	(24,353,151)
Current year earnings/(loss)	(3,622,807)	1,430,463
Accumulated other comprehensive income	(307,194)	(345,724)

Total stockholders’ equity	48,815,610	51,314,002

Total liabilities and stockholders’ equity	52,867,158	56,083,468

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Period from
	inception
	(September
	14, 2001) to
	June 30, 2010	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
	A$	A$	A$	A$	A$
Revenue
Revenue from products	$3,017,130	$1,359,584	$—	$2,884,397	$—
Revenue from services	9,268,737	1,403,779	312,590	3,296,912	1,780,054
Research and development income	14,415,089	—	349,848	—	738,167
Milestone payment	17,722,641	—	—	—	—

Total revenue	44,423,597	2,763,363	662,438	6,181,309	2,518,221
Operating costs & expenses
Cost of goods sold (1)	3,933,314	1,936,716	—	3,475,152	—
Cost of services	3,784,249	247,190	47,285	493,254	62,120
Research and development (2 and 3)	47,167,869	1,799,551	4,104,205	3,353,778	7,337,840
General and administrative (4)	23,256,926	1,788,984	1,395,286	3,258,593	2,585,878

Total operating costs & expenses	78,142,358	5,772,441	5,546,776	10,580,777	9,985,838

Profit/(loss) from operations	(33,718,761)	(3,009,078)	(4,884,338)	(4,399,468)	(7,467,617)
Other income/(expense)
Interest income	6,041,460	327,949	193,184	632,968	460,258
Interest expense	(19,125)	—	(3,614)	—	(7,227)
Fee income	1,131,222	—	—	—	—
Other	37,503	153,984	52,265	143,693	18,487

Total other income/(expense)	7,191,060	481,933	241,835	776,661	471,518
Net profit/(loss) before tax	(26,527,701)	(2,527,145)	(4,642,503)	(3,622,807)	(6,996,099)
Income tax benefit/(expense)	(17,794)	—	—	—	—

Net profit/(loss)	$(26,545,495)	$(2,527,145)	$(4,642,503)	$(3,622,807)	$(6,996,099)

Basic and diluted net loss per share	$(0.31)	$(0.02)	$(0.03)	$(0.02)	$(0.04)

Average weighted number of shares used as denominator in calculating basic and diluted net loss per share	85,267,384	157,307,199	156,976,936	157,268,327	156,976,936

Notes:

1	Includes non-cash compensation expense (cost of goods sold)	$106,946	$45,051	$—	$85,739	$—
2	Net of research grant income in these amounts	$2,366,063	$—	$—	$—	$—
3	Includes non-cash compensation expense (research and development)	$2,320,537	$272,343	$81,024	$518,311	$177,021
4	Includes non-cash compensation expense (general and administrative)	$1,646,387	$219,029	$35,506	$391,159	$79,957
See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Period from
	Inception
	(September 14,
	2001) to June 30,	Six Months Ended June 30,
	2010	2010	2009
	A$	A$	A$
Cash flows from operating activities:
Net loss	(26,545,495)	(3,622,807)	(6,996,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Net exchange difference	1,102,572	—	—
Depreciation and impairment of plant & equipment	8,585,232	1,452,664	1,414,828
Share based payments expense	4,073,870	995,209	256,978
Loss on fixed assets disposal	211,343	—	55,821
Change in assets and liabilities:
Inventory	(751,206)	(446,082)	—
Accounts receivables	(2,059,968)	(1,006,270)	28,198
Prepaid expenses and other current assets	(5,873)	(338,932)	(195,627)
Accrued income	9,450	118,305	—
Deferred revenue	290,904	—	1,307,795
Borrowings	—	—	—
Employee entitlements	835,428	151,952	84,418
Accounts payable and accrued expenses	1,540,689	(335,232)	(179,361)

Net cash provided by/(used in) operating activities	(12,713,054)	(3,031,193)	(4,223,049)

Cash flows from investing activities:
Instalment payments to acquire plant and equipment	(6,593,364)	(831,321)	(1,530,005)
Purchases of property, plant and equipment	(21,943,173)	(355,076)	(416,847)

Net cash used in investing activities	(28,536,537)	(1,186,397)	(1,946,852)

Cash flows from financing activities:
Gross proceeds from share issue	73,517,472	—	—
Transaction costs on share issue	(4,099,870)	—	—
Proceeds from borrowings	479,673	—	479,673
Repayment of borrowings	(479,673)	—	(359,755)
Proceeds from stock options exercised	353,719	90,676	—

Net cash provided by/(used in) financing activities	69,771,321	90,676	119,918

Net increase/(decrease) in cash and cash equivalents	28,521,730	(4,126,914)	(6,049,983)
Cash and cash equivalent at beginning of period	—	31,291,011	28,334,864
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(1,357,633)	—	—

Cash and cash equivalents at end of period	27,164,097	27,164,097	22,284,881

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

							Other	Total
	Preference Shares		Ordinary shares		Additional Paid-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	Equity
		A$		A$	A$	A$	A$	A$
Balance at September 14, 2001 (1)	—	—	—	—	—	—	—	—
Changes during the period from September 14, 2001 through December 31, 2008
Preference and ordinary shares issued for cash	40,386,962	16,701,436	116,071,631	11,607	54,474,378	—	—	71,187,421
Conversion of preference shares to ordinary shares	(40,386,962)	(16,701,436)	40,386,962	4,039	16,697,397	—	—	—
Transaction costs on shares issued	—	—	—	—	(16,663)	—	—	(16,663)
Comprehensive Income
Foreign currency translation reserve, net of tax	—	—	—	—	—	—	(298,312)	(298,312)
Net loss for the period	—	—	—	—	—	(24,353,151)	—	(24,353,151)

Total comprehensive income								(24,651,463)
Exercise of stock options issued to employees	—	—	518,343	52	183,993	—	—	184,045
Stock option expense	—	—	—	—	1,999,890	—	—	1,999,890

Balances at December 31, 2008	—	—	156,976,936	15,698	73,338,995	(24,353,151)	(298,312)	48,703,230

Comprehensive Income
Loss on derivatives and hedges, net of tax	—	—	—	—	—	—	(63,396)	(63,396)
Net loss for the period	—	—	—	—	—	(6,996,099)	—	(6,996,099)

Total comprehensive income								(7,059,495)
Stock option expense	—	—	—	—	256,978	—	—	256,978

Balances at June 30, 2009	—	—	156,976,936	15,698	73,595,973	(31,349,250)	(361,708)	41,900,713

Balances at December 31, 2009	—	—	157,155,933	15,716	74,566,698	(22,922,688)	(345,724)	51,314,002
Changes during the six months period ended June 30, 2010
Comprehensive Income
Net loss for the period	—	—	—	—	—	(3,622,807)	—	(3,622,807)
Loss on derivatives and hedges, net of tax	—	—	—	—	—	—	38,530	38,530

Total comprehensive income								(3,584,277)

Exercise of stock options issued to employees	—	—	184,745	18	89,659	—	—	89,677
Shares issued to employees	—	—	581	—	999	—	—	999
Stock option expense	—	—	—	—	995,209	—	—	995,209

Balances at June 30, 2010	—	—	157,341,259	15,734	75,652,565	(26,545,495)	(307,194)	48,815,610

(1)	Incorporation date
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
     The Company uses its technology base to develop other electrochemical-cell based tests. The Company does not currently intend to establish its own sales and marketing force to commercialize any of the non-blood glucose products which it develops. Rather, the Company’s efforts are focused on establishing collaborative partnerships for the tests derived from the platform. The Company has engaged and in the future plans to engage third party contractors to assist the Company in its partnering efforts. The Company is developing a C-reactive protein test on its dry immunoassay platform to assist in the diagnosis and management of inflammatory conditions. The Company is also developing a D-dimer test for detection and monitoring of several conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). The Company has also undertaken development work on a prothrombin time

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
test for monitoring the therapeutic range of the anticoagulant, warfarin, based on measuring activity of the enzyme thrombin. The Company has successfully taken the prothrombin time test to a point where the Company considers it has significantly reduced the risk of technical failure. The Company does not currently propose to complete the remaining development steps for this test until the path to commercialization for this product is assured and the partnering efforts for the test have been successful.
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
Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2009, included in the Form 10-K of Universal Biosensors, Inc.
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
Receivables
     Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on a review of individual accounts for collectibility, generally focusing on those accounts that are past due. The current year expense to adjust the allowance for doubtful accounts, if any, is recorded within general and administrative expenses in the consolidated statements of operations. Account balances are charged against the allowance when it is probable the receivable will not be recovered.
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

	June 30, 2010	December 31, 2009
	A$	A$
Plant and equipment	14,650,169	13,271,715
Leasehold improvements	8,357,853	8,328,270
Capital work in process	5,226,224	6,298,114

	28,234,246	27,898,099
Accumulated depreciation	(8,050,620)	(6,597,956)

Property, plant & equipment, net	20,183,626	21,300,143

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Capital work in process relates to assets under construction and is comprised primarily of specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represent the percentage of expenditure that has been completed, and once the assets are placed into service the Company begins depreciating the respective assets. The accumulated amortization of capitalized leasehold improvements for the six month period ended June 30, 2010 and for fiscal year ended December 31, 2009 was A$3,427,058 and A$2,770,434, respectively.
     The Company receives Victorian government grant monies under a grant agreement to support the establishment of a medical diagnostic manufacturing facility in Victoria through the purchase of plant and equipment. Plant and equipment is presented net of the government grant of A$410,000 at June 30, 2010 and December 31, 2009. The grant monies are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grant monies received in advance of the relevant expenditure are treated as deferred income and included in “Current Liabilities” on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under the grant agreement are recorded as “Currents Assets” on the balance sheet.
     Depreciation expense was $8,585,232 for the period from inception to June 30, 2010 and $727,264 and $696,958 for the three months ended June 30, 2010 and 2009, respectively and $1,452,664 and $1,414,828 for the six months ended June 30, 2010 and 2009, respectively.
     The movement in accumulated depreciation is agreed to depreciation expense as follows:

	Six months ended	Year ended
	June 30, 2010	December 31, 2009
	A$	A$
Movement in accumulated depreciation	1,452,664	2,830,499
Accumulated depreciation of fixed assets disposed	—	20,786

Depreciation expense	1,452,664	2,851,285

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
     Research and development expenses for the period from inception to June 30, 2010 and for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009 are as follows:

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Period from
	inception to
	June 30,	Three months ended June 30,		Six months ended June 30,
	2010	2010	2009	2010	2009
	A$	A$	A$	A$	A$
Research and development expenses	49,533,932	1,799,551	4,104,205	3,353,778	7,337,840
Research grants received recognized against related research and development expenses	(2,366,063)	—	—	—	—

Research and development expenses as reported	47,167,869	1,799,551	4,104,205	3,353,778	7,337,840

Income Taxes
     The Company applies ASC 740 -Income Taxes (formerly Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes) which establishes financial accounting and reporting standards for the effects of income taxes that result from a company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
     We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to the 2008 financial year have been lodged. Internationally, consolidated income tax returns up to the 2009 financial year have been lodged.
Asset Retirement Obligations
     Asset retirement obligations (“ARO”) are legal obligations associated with the retirement and removal of long-lived assets. ASC 410 – Asset Retirement and Environmental Obligations (formerly SFAS No. 143 — Accounting for Asset Retirement Obligations) requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred. When the liability is initially recorded, the Company capitalizes the cost by increasing the carrying amounts of the related property, plant and equipment. Over time, the liability increases for the change in its present value, while the capitalized cost depreciates over the useful life of the asset. The Company derecognizes ARO liabilities when the related obligations are settled.
     The ARO is in relation to our premises wherein in accordance with the terms of the lease, the lessee has to restore part of the building upon vacating the premises.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Our overall ARO changed as follows:

	Six months ended	Year ended
	June 30, 2010	December 31, 2009
	A$	A$
Opening balance	1,842,547	1,699,133
Accretion expense	77,753	143,414
Ending balance	1,920,300	1,842,547
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

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     The deliverables under the arrangement described above are as follows:
•	milestone payment — the Company received a milestone payment of A$17,722,641 in December 2009 triggered by the first grant to LifeScan of regulatory clearance to sell the blood glucose product;

•	contract manufacturing — one of two pricing methodologies will apply depending on whether the Company is manufacturing above or below a specified quantity of blood glucose tests strips in a quarter. As we produced less than the specified quantity of test strips in the June 2010 quarter, we are considered to be in the “interim costing period”. In the interim costing period, the Company is establishing its commercial scale manufacturing and therefore is not expected to generate any profit through contract manufacturing, but is expected to recover most of its glucose manufacturing costs. As volumes increase beyond the specified quantity of blood glucose test strips sold per quarter, the interim costing period will cease to apply and a different pricing methodology will apply, at which time we expect to be profitable in the sale of blood glucose test strips; and

•	product enhancement — a service fee based on the number of strips sold by LifeScan is payable to us as an ongoing reward for our efforts to enhance the product.
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
     Contract manufacturing of the strip by us is considered a separate unit of accounting as it has stand alone value to LifeScan as these will be marketed by LifeScan to its customers. We generally act only as a non-exclusive manufacturer of the blood glucose test strips we developed for LifeScan. There are no general rights of return of the delivered item. There are no other activities related to this deliverable. Consideration is contingent upon receiving firm purchase orders from LifeScan. The best estimate of selling price for contract manufacturing and ongoing efforts to enhance the product has been based on expected costs plus a reasonable margin at normalized volumes.
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
Under the terms of our arrangement with LifeScan, we provide certain services relating to the blood glucose field. In accordance with ASC 605 – Revenue Recognition (formerly Emerging Issues Task Force (“EITF”) Issue 99-19), revenue has been recognized on a gross basis as the Company has earned revenue from the provision of services. Other factors which management considered, which support the gross basis of revenue recognition are as follows:
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
     The Company has recorded foreign currency transaction gains of $34,878 for the period from inception to June 30, 2010 and $169,498 and $52,265 for the three months ended June 30, 2010 and 2009, respectively and $140,030 and $18,487 for the six months ended June 30, 2010 and 2009, respectively.

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
Stock-based Compensation
          Prior to January 1, 2006, the Company applied ASC 718 – Compensation – Stock Compensation (formerly Accounting Principles Board (APB) Opinion No. 25 — Accounting for Stock Issued to Employees) and related interpretations, in accounting for its fixed-plan stock options. For periods prior to January 1, 2006, the Company complied with the disclosure only provisions of ASC 718 (formerly FASB Statement No.123 — Accounting for Stock-Based Compensation, or SFAS 123). No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the Employee Option Plan). Results for periods before January 1, 2006 have not been restated to reflect, and do not include the impact of, ASC 718 (formerly FASB Statement No. 123(R) — Share Based Payment, or SFAS 123(R)).

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
          The assumptions for the option grants computed using a Trinomial Lattice model for options issued during the 2009 financial year and for the six month period ended June 30, 2010 were:

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
          A summary of activity in the Employee Option Plan for the six month period ended June 30, 2010 is as follows:

		Weighted average
		exercise price
	Number of shares	A$
Balance at December 31, 2009	10,039,486	0.85
Granted	392,000	0.91
Exercised	(184,745)	0.51
Lapsed	(182,667)	1.34
Expired	—	—

Balance at June 30, 2010	10,064,074	0.85

          All our employees are eligible to be granted options under the Employee Option Plan.
          As of June 30, 2010, there was A$2,154,051 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Fiscal Year	A$
2010 — remaining periods	896,775
2011	873,355
2012	331,405
2013	40,302

2014	12,214
2,154,051

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
          The following transactions occurred with LifeScan:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	A$	A$	A$	A$
Current Receivables
Reimbursement of expenses			667	2,730
Sale of goods			943,820	—

			944,487	2,730

Revenue
Revenue from products	1,359,584	—	2,884,397	—
Revenue from services	1,403,779	312,590	3,296,912	1,780,054
Research and develoment income	—	349,848	—	738,167

	2,763,363	662,438	6,181,309	2,518,221

          Other transactions with LifeScan are detailed as follows:
•	Universal Biosensors Pty Ltd was reimbursed A$538 and A$Nil for the three months ended June 30, 2010 and 2009, and A$538 and A$32,353 for the six months ended June 30, 2010 and 2009, respectively for certain expenditures incurred on behalf of LifeScan.
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
Subsequent Events
          There has not arisen in the interval between the end of the second quarter to the date of this report any item, transaction or event of a material and unusual nature likely, in the opinion of the directors of the Company, to affect significantly the operations of the Company, the results of those operations, or the state of affairs of the Company in future financial years.

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
     We have developed a blood glucose test (used in the management of diabetes) with LifeScan which was launched by LifeScan in the Netherlands in January 2010. We intend to develop other tests in the field of diabetes and blood glucose management generally for LifeScan.
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
     The Development and Research Agreement automatically renews for successive one year periods unless either party has given to the other party prior written notice of termination not less than nine months prior to the end of the relevant one year period, in which case the Development and Research Agreement will terminate at the end of the relevant one year period, or the agreement is otherwise terminated in accordance with its terms.
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

	Period from
	inception to June 30,	Three months ended June 30,		Six months ended June 30,
	2010	2010	2009	2010	2009
	A$	A$	A$	A$	A$
Revenue	3,017,130	1,359,584	—	2,884,397	—
Cost of goods sold	(3,933,314)	(1,936,716)	—	(3,475,152)	—

	(916,184)	(577,132)	—	(590,755)	—

     Pursuant to the Master Services and Supply Agreement we have with LifeScan, one of two pricing methodologies will apply depending on whether we are manufacturing above or below a specified quantity of blood glucose tests strips in a quarter. As we produced less than the specified quantity of test strips for the June 2010 quarter, we are considered to be in the “interim costing period”. In the interim costing period, the Company is establishing its commercial scale manufacturing and therefore is not expected to generate any profit, but is expected to recover most of its glucose manufacturing costs. As manufactured volumes increase beyond the specified quantity of blood glucose test strips per quarter, the interim costing period will cease to apply and a different pricing methodology will apply, at which time we expect to be profitable in the sale of blood glucose test strips.
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

	Period from
	inception to June 30,	Three months ended June 30,		Six months ended June 30,
	2010	2010	2009	2010	2009
	A$	A$	A$	A$	A$
Revenue	9,268,737	1,403,779	—	3,296,912	—
Cost	(3,784,249)	(247,190)	—	(493,254)	—

	5,484,488	1,156,589	—	2,803,658	—

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
     Research and development expenses for the respective periods are as follows:

	Period from
	inception to
	June 30,	Three months ended June 30,		Six months ended June 30,
	2010	2010	2009	2010	2009
	A$	A$	A$	A$	A$
Research and development expenses	49,533,932	1,799,551	4,104,205	3,353,778	7,337,840
Research grants received recognized against related research and development expenses	(2,366,063)	—	—	—	—

Research and development expenses as reported	47,167,869	1,799,551	4,104,205	3,353,778	7,337,840

     Research and development expenditure decreased by 56% and 54% during the three and six months ended June 30, 2010 compared to the same period last year and reflects the conclusion of the development phase for the blood glucose product launched in January 2010. All direct and indirect costs pertaining to this project are now captured in the manufacturing account as opposed to being treated as a research and development expenditure in previous periods. We expect that our research and development expense will increase across the remaining quarters of 2010 as we increase the efforts applied to our other research and development programs.
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
General and administrative expenses
     General and administrative expenses increased by 28% and 26% during the three and six months ended June 30, 2010 compared to the same period last year. This increase in expenses reflects growth in the size and complexity of our operations. There are also incremental costs associated with our shares trading in the form of CDIs quoted on the ASX and compliance costs associated with being a United States issuer subject to SEC reporting requirements.
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
Interest Income
     Interest income increased by 70% and 38% during the three and six months ended June 30, 2010 compared to the same period last year. The increase in interest income is attributable to increased returns on the funds invested.
Interest Expense
     Interest expense of A$3,614 and A$7,227 for the three and six months ended June 30, 2009 relates to 2% interest being charged on a short-term borrowing which was fully repaid in August 2009. Interest expense for the three and six months ended June 30, 2010 was zero.
Liquidity and Capital Resources
     Since inception, our operations have mainly been financed through the issuance of equity securities. Additional funding has come through payments received from LifeScan under the Development and Research Agreement, revenue from services, various payments under the Master Services and Supply Agreement and a one-time payment for manufacturing process support and research grants and interest on investments. As of June 30, 2010, we had A$27,164,097 in cash, cash equivalents and short-term investments. Our cash and investment balances are held in money market accounts and short-term instruments. Cash in excess of immediate requirements is invested in short-term instruments with regard to liquidity and capital preservation.
     For the six-month period ended June 30, 2010, we used net cash of A$3,031,193 for operating activities. This consisted of a net loss for the period of A$3,622,807, which included A$1,452,664 of non-cash depreciation and amortization and non-cash stock option expense of A$995,209. Net cash used in investing activities during the six-month period ended June 30, 2010 was A$1,186,397, which included purchase of plant and equipment of A$355,076 and the balance deposit towards manufacturing equipment. Net cash provided by financing activities during the six-month period ended June 30, 2010 was A$90,676.
     As at June 30, 2010, we had cash and cash equivalents of A$27,164,097 as compared to A$22,284,881 as of June 30, 2009. The increase in cash and cash equivalents balance is predominantly as a result of the receipt of the milestone payment of A$17,722,641 in December 2009. The increase has been offset by our payments for our ongoing operations, including our capital expenditure outlay.
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

UNIVERSAL BIOSENSORS, INC.
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
Off-Balance Sheet Arrangement
     The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2010 are:

Less than 1 year	A$	528,523
1 – 3 years		1,108,729
3 – 5 years		577,827
More than 5 years		—

Total minimum lease payments	A$	2,215,079

     The above relates to our operating lease obligations in relation to the lease of our premises.
Contractual Obligations
     Our future contractual obligations at June 30, 2010 were as follows:

	Payments Due By Period
		Less than 1			More than 5
	Total	year	1 – 3 years	3 – 5 years	years
Long-Term Debt Obligations	—	—	—	—	—
Asset Retirement Obligations (1)	1,920,300	—	—	1,920,300	—
Operating Lease Obligations (2)	2,215,079	528,523	1,108,729	577,827	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities on Balance Sheet under GAAP (3)	330,151	—	—	—	330,151

Total	4,465,530	528,523	1,108,729	2,498,127	330,151

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.

(2)	Our operating lease obligations relate primarily to the lease of our premises.

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

	2010 (*)	Fair Value
Anticipated Transactions and Related Derivatives
AUD Functional Currency:
Forward exchange agreements (Sell AUD/Buy Euros)
Contract amount	A$555,428	A$546,546
Average contractual exchange rate	0.8687

*	Expected maturity or transaction date
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
     Changes in Internal Control Over Financial Reporting.
          During the most recent quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL BIOSENSORS, INC.
PART II

Item 1	Legal Proceedings
          N/A

Item 1A	Risk Factors
          N/A

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
          With the exception of the proceeds received from the exercise of stock options issued to employees, there has been no further sale of equity securities since December 31, 2009. The table below sets forth the number of employee stock options exercised and the number of shares issued in the 6 month period ended June 30, 2010. The Company issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

	Number of Options
	Exercised and
	Corresponding
	Number of Shares	Option Exercise	Proceeds Received
Exercise Date	Issued	Price	(A$)
February, 2010	23,333	A$0.89	20,766
	20,000	A$0.94	18,800
	4,000	A$0.50	2,000
	18,124	US$0.26	5,104
	13,332	A$1.18	15,732
	18,124	US$0.22	4,489
	33,333	Nil	—
March, 2010	6,666	A0.89	5,933
	6,666	A$0.70	4,666
	2,000	A$0.94	1,880
May, 2010	12,500	Nil	—
June, 2010	6,667	A$0.94	6,267
	20,000	US$0.22	4,040

	184,745		89,677

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

UNIVERSAL BIOSENSORS, INC. (Registrant)
	By:	/s/ MARK MORRISSON
Date: August 6, 2010		Mark Morrisson
Chief Executive Officer and Executive Director

	By:	/s/ SALESH BALAK
Date: August 6, 2010		Salesh Balak Chief Financial Officer

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated August 6, 2010

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.0	Section 1350 Certificate	Filed herewith