Form 10-Q
period 2010-09-30
UNIVERSAL BIOSENSORS INC
filed 2010-10-26
CIK 1279695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 157,447,964 shares of Common Stock, U.S.$0.0001 par value, outstanding as of October 26, 2010.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)

PART I
Item 1 Financial Statements
UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	24,982,868	31,291,011
Inventories, net	1,458,780	305,124
Accrued income	—	118,305
Accounts receivables	2,363,686	415,397
Prepayments	3,305,811	2,289,149
Other current assets	349,163	364,339

Total current assets	32,460,308	34,783,325

Property, plant and equipment	28,490,622	27,898,099
Less accumulated depreciation	(8,811,910)	(6,597,956)

Property, plant and equipment — net	19,678,712	21,300,143

Total assets	52,139,020	56,083,468

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	775,235	434,207
Accrued expenses	829,473	1,201,893
Financial instruments	—	47,412
Deferred income	43,386	559,931
Employee entitlements provision	480,280	421,040

Total current liabilities	2,128,374	2,664,483

Non-current liabilities:
Asset retirement obligations	1,959,177	1,842,547
Employee entitlements provision	307,037	262,436

Total non-current liabilities	2,266,214	2,104,983

Total liabilities	4,394,588	4,769,466

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2010 (2009: nil)
Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 157,447,964 shares in 2010 (2009: 157,155,933)	15,745	15,716
Additional paid-in capital	76,074,605	74,566,698
Accumulated deficit	(22,922,688)	(24,353,151)
Current year earnings/(loss)	(5,124,918)	1,430,463
Accumulated other comprehensive income	(298,312)	(345,724)

Total stockholders’ equity	47,744,432	51,314,002

Total liabilities and stockholders’ equity	52,139,020	56,083,468

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Period from
	inception
	(September 14,
	2001) to
	September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2010	2009	2010	2009
	A$	A$	A$	A$	A$

Revenue
Revenue from products	$6,220,003	$3,202,873	$—	$6,087,270	$—
Revenue from services	11,054,068	1,785,331	819,181	5,082,243	2,599,235
Research and development income	14,415,089	—	310,945	—	1,049,112
Milestone payment	17,722,641	—	—	—	—

Total revenue	49,411,801	4,988,204	1,130,126	11,169,513	3,648,347
Operating costs & expenses
Cost of goods sold (1)	7,069,704	3,136,390	—	6,611,542	—
Cost of services	4,160,647	376,398	80,136	869,652	142,256
Research and development (2 and 3)	48,711,351	1,543,482	3,681,701	4,897,260	11,019,541
General and administrative (4)	24,932,794	1,675,868	1,543,305	4,934,461	4,129,183

Total operating costs & expenses	84,874,496	6,732,138	5,305,142	17,312,915	15,290,980

Profit/(loss) from operations	(35,462,695)	(1,743,934)	(4,175,016)	(6,143,402)	(11,642,633)
Other income/(expense)
Interest income	6,330,756	289,296	161,041	922,264	621,299
Interest expense	(19,125)	—	(2,409)	—	(9,636)
Fee income	1,131,222	—	—	—	—
Other	(9,970)	(47,473)	5,368	96,220	23,855

Total other income/(expense)	7,432,883	241,823	164,000	1,018,484	635,518
Net profit/(loss) before tax	(28,029,812)	(1,502,111)	(4,011,016)	(5,124,918)	(11,007,115)
Income tax benefit/(expense)	(17,794)	—	—	—	—

Net profit/(loss)	$(28,047,606)	$(1,502,111)	$(4,011,016)	$(5,124,918)	$(11,007,115)

Basic and diluted net loss per share	$(0.32)	$(0.01)	$(0.03)	$(0.03)	$(0.07)

Average weighted number of shares used as denominator in calculating basic net loss per share	87,275,315	157,378,290	157,004,871	157,305,384	156,986,350

Notes:

1 Includes non-cash compensation expense (cost of goods sold)	$135,435	$28,489	$—	$114,228	$—
2 Net of research grant income in these amounts	$2,366,063	$—	$—	$—	$—
3 Includes non-cash compensation expense (research and development)	$2,492,752	$172,215	$229,637	$690,526	$406,658
4 Includes non-cash compensation expense (general and administrative)	$1,776,356	$129,969	$172,253	$521,128	$252,210
See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Period from
	Inception
	(September
	14,
	2001) to September	Nine Months Ended September 30,
	30, 2010	2010	2009
	A$	A$	A$

Cash flows from operating activities:
Net loss	(28,047,606)	(5,124,918)	(11,007,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Net exchange difference	1,102,572	—	—
Depreciation and impairment of plant & equipment	9,346,522	2,213,954	2,129,947
Share based payments expense	4,404,543	1,325,882	658,868
Loss on fixed assets disposal	211,343	—	60,658
Change in assets and liabilities:
Inventory	(1,458,780)	(1,153,656)	—
Accounts receivables	(3,518,532)	(2,464,834)	(8,143)
Prepaid expenses and other current assets	162,894	(170,165)	91,027
Accrued income	9,450	118,305	—
Deferred revenue	290,904	—	528,414
Borrowings	—	—	—
Employee entitlements	787,317	103,841	85,435
Accounts payable and accrued expenses	1,946,875	70,954	(237,802)

Net cash provided by/(used in) operating activities	(14,762,498)	(5,080,637)	(7,698,711)

Cash flows from investing activities:
Instalment payments to acquire plant and equipment	(6,593,364)	(831,321)	(2,145,808)
Purchases of property, plant and equipment	(22,165,337)	(577,240)	(631,119)

Net cash used in investing activities	(28,758,701)	(1,408,561)	(2,776,927)

Cash flows from financing activities:
Gross proceeds from share issue	73,517,472	—	—
Transaction costs on share issue	(4,099,870)	—	—
Proceeds from borrowings	479,673	—	479,673
Repayment of borrowings	(479,673)	—	(479,673)
Proceeds from stock options exercised	444,098	181,055	19,074

Net cash provided by/(used in) financing activities	69,861,700	181,055	19,074

Net increase/(decrease) in cash and cash equivalents	26,340,501	(6,308,143)	(10,456,564)
Cash and cash equivalent at beginning of period	—	31,291,011	28,334,864
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(1,357,633)	—	—

Cash and cash equivalents at end of period	24,982,868	24,982,868	17,878,300

See notes to consolidated condensed financial statements which are an integral part of these statements

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

							Other	Total
	Preference Shares		Ordinary shares		Additional Paid-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	Equity
		A$		A$	A$	A$	A$	A$
Balance at September 14, 2001 (1)	—	—	—	—	—	—	—	—
Changes during the period from September 14, 2001 through December 31, 2008
Preference and ordinary shares issued for cash	40,386,962	16,701,436	116,071,631	11,607	54,474,378	—	—	71,187,421
Conversion of preference shares to ordinary shares	(40,386,962)	(16,701,436)	40,386,962	4,039	16,697,397	—	—	—
Transaction costs on shares issued	—	—	—	—	(16,663)	—	—	(16,663)
Comprehensive Income
Foreign currency translation reserve, net of tax	—	—	—	—	—	—	(298,312)	(298,312)
Net loss for the period	—	—	—	—	—	(24,353,151)	—	(24,353,151)

Total comprehensive income								(24,651,463)
Exercise of stock options issued to employees	—	—	518,343	52	183,993	—	—	184,045
Stock option expense	—	—	—	—	1,999,890	—	—	1,999,890

Balances at December 31, 2008	—	—	156,976,936	15,698	73,338,995	(24,353,151)	(298,312)	48,703,230

Comprehensive Income
Loss on derivatives and hedges, net of tax	—	—	—	—	—	—	(12,540)	(12,540)
Net loss for the period	—	—	—	—	—	(11,007,115)	—	(11,007,115)

Total comprehensive income								(11,019,655)
Exercise of stock options issued to employees	—	—	61,622	6	19,068	—	—	19,074
Stock option expense	—	—	—	—	658,868	—	—	658,868

Balances at September 30, 2009	—	—	157,038,558	15,704	74,016,931	(35,360,266)	(310,852)	38,361,517

Balances at December 31, 2009	—	—	157,155,933	15,716	74,566,698	(22,922,688)	(345,724)	51,314,002
Changes during the nine months period ended September 30, 2010
Comprehensive Income
Net loss for the period	—	—	—	—	—	(5,124,918)	—	(5,124,918)
Loss on derivatives and hedges, net of tax	—	—	—	—	—	—	47,412	47,412

Total comprehensive income								(5,077,506)

Exercise of stock options issued to employees	—	—	291,450	29	181,026	—	—	181,055
Shares issued to employees	—	—	581	—	999	—	—	999
Stock option expense	—	—	—	—	1,325,882	—	—	1,325,882

Balances at September 30, 2010	—	—	157,447,964	15,745	76,074,605	(28,047,606)	(298,312)	47,744,432

(1)	Incorporation date
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
     Universal Biosensors has developed a blood glucose test (used in the management of diabetes) with LifeScan which was launched by LifeScan in the Netherlands in January 2010 and in Australia in September 2010, under the trade name “One Touch Verio”.
     On October 29, 2007 Universal Biosensors entered into a Master Services and Supply Agreement which contains the terms pursuant to which Universal Biosensors Pty Ltd would provide certain services in the field of blood glucose monitoring to LifeScan and would generally act as a non-exclusive manufacturer of an original version of the initial blood glucose test strips we developed for LifeScan (“Master Services and Supply Agreement”). On May 15, 2009, the agreement was amended and restated to reflect changes resulting from a change to the blood glucose test strip. The Master Services and Supply Agreement is structured as an umbrella agreement which enables LifeScan and the Company to enter into a series of additional arrangements for the supply by the Company of additional services and products in the field of blood glucose monitoring. The Company commenced manufacture of the initial blood glucose test strips in its facility in Corporate Avenue, Rowville, Melbourne, in December 2009.
     Additionally, the Group continues to provide research and development services to LifeScan in the area of diabetes management to extend and develop the glucose sensor technology owned by LifeScan under a development and research agreement (“Development and Research Agreement”).
     The Company uses its technology base to develop other electrochemical-cell based tests. The Company does not currently intend to establish its own sales and marketing force to commercialize any of the non-blood glucose products which it develops. Rather, the Company’s efforts are focused on establishing collaborative partnerships for the tests derived from the platform. The Company has engaged and in the future plans to engage third party contractors to assist the Company in securing partners. The Company is developing a C-reactive protein test on its dry immunoassay platform to assist in the diagnosis and management of inflammatory conditions. The Company is also developing a D-dimer test for detection and monitoring of several conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). The Company is also working on a prothrombin time test for monitoring the therapeutic range of the anticoagulant warfarin based on measuring activity of the enzyme thrombin, in response to business development generated interest for this test.

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
Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2009, included in the Form 10-K of Universal Biosensors, Inc.
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

	September 30, 2010	December 31, 2009
	A$	A$

Plant and equipment	14,802,643	13,271,715
Leasehold improvements	8,461,755	8,328,270
Capital work in process	5,226,224	6,298,114

	28,490,622	27,898,099
Accumulated depreciation	(8,811,910)	(6,597,956)

Property, plant & equipment, net	19,678,712	21,300,143

     Capital work in process relates to assets under construction and is comprised primarily of specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represent the percentage of expenditure that has been completed, and once the assets are placed into service the Company begins depreciating the respective assets. The accumulated amortization of capitalized leasehold improvements for the nine month period ended September 30, 2010 and for fiscal year ended December 31, 2009 was A$3,755,033 and A$2,770,434, respectively.
     The Company received Victorian government grant monies under a grant agreement to support the establishment of a medical diagnostic manufacturing facility in Victoria through the purchase of plant and equipment. Plant and equipment is presented net of the government grant of A$526,790 at September 30, 2010 and A$410,000 at December 31, 2009. The grant monies are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grant monies received in advance of the relevant expenditure are treated as deferred income and included in “Current Liabilities” on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under the grant agreement are recorded as “Currents Assets” on the balance sheet.

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Depreciation expense was $9,346,522 for the period from inception to September 30, 2010 and $761,290 and $715,119 for the three months ended September 30, 2010 and 2009, respectively and $2,213,954 and $2,129,947 for the nine months ended September 30, 2010 and 2009, respectively.
     The movement in accumulated depreciation reconciles to depreciation expense as follows:

	Nine months ended	Year ended
	September 30, 2010	December 31, 2009
	A$	A$
Movement in accumulated depreciation	2,213,954	2,830,499
Accumulated depreciation of fixed assets disposed	—	20,786

Depreciation expense	2,213,954	2,851,285

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
     The Group received Australian Commonwealth government grant funding under an R&D Start Grant Agreement as compensation for expenses incurred in respect of certain research activities into dry chemistry immunosensors. Such grants reduce the related research and development expenses as and when the relevant research expenses are incurred. Grants received in advance of incurring the relevant expenditure are treated as deferred research grants and included in “Current Liabilities” on the balance sheet as the Group has not earned these amounts until the relevant expenditure has been incurred. Grants due to the Group under research agreements are included in “Current Assets” as accrued income on the balance sheet.
     Research and development expenses for the period from inception to September 30, 2010 and for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009 are as follows:

	Period from inception to September 30,	Three months ended September 30,		Nine months ended September 30,
	2010	2010	2009	2010	2009
	A$	A$	A$	A$	A$
Research and development expenses	51,077,414	1,543,482	3,681,701	4,897,260	11,019,541
Research grants received recognized against related research and development expenses	(2,366,063)	—	—	—	—

Research and development expenses as reported	48,711,351	1,543,482	3,681,701	4,897,260	11,019,541

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
     We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to the 2009 financial year have been lodged. Internationally, consolidated income tax returns up to the 2009 financial year have also been lodged.
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
     Our overall ARO changed as follows:

	Nine months ended	Year ended
	September 30, 2010	December 31, 2009
	A$	A$
Opening balance	1,842,547	1,699,133
Accretion expense	116,630	143,414

Ending balance	1,959,177	1,842,547

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
Revenue Recognition
Revenue from products and services and milestone payment
     The revenue from products and the milestone payment are part of an arrangement with multiple deliverables. On October 29, 2007 Universal Biosensors entered into a Master Services and Supply Agreement which was subsequently amended and restated on May 15, 2009. The Master Services and Supply Agreement is structured as an umbrella agreement which enables LifeScan and us to enter into a series of additional arrangements for the supply by us of additional services and products in the field of blood glucose monitoring.
     The Master Services and Supply Agreement may be terminated as a result of a party defaulting on its material obligations, a party becoming insolvent, at LifeScan’s option after paying a lump sum service fee, or as a result of other factors detailed in the Master Services and Supply Agreement.
     The deliverables under the arrangement described above are as follows:
•	milestone payment — the Company received a milestone payment of A$17,722,641 in December 2009 triggered by the first grant to LifeScan of regulatory clearance to sell the blood glucose product;
•	contract manufacturing — one of two pricing methodologies will apply depending on whether the Company is manufacturing above or below a specified quantity of blood glucose tests strips in a quarter. If less than the specified quantity of test strips is produced within a quarter, the “interim costing period” applies. In the interim costing period, the Company is establishing its commercial scale manufacturing and therefore is not expected to generate profit through contract manufacturing, but is expected to recover most of its glucose manufacturing costs. As volumes increase beyond the specified quantity of blood glucose test strips sold per quarter, the interim costing period will cease to apply and a different pricing methodology will apply, at which time we expect to be profitable in the sale of blood glucose test strips. Whilst we produced less than the specified quantity of test strips during the September 2010 quarter, the production output was sufficient to absorb all the direct and indirect manufacturing costs hence generating a small positive gross margin; and
•	product enhancement — a service fee based on the number of strips sold by LifeScan is payable to us as an ongoing reward for our efforts to enhance the product.
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
     Contract manufacturing of the strip by us is considered a separate unit of accounting as it has stand alone value to LifeScan as these will be marketed and sold by LifeScan to its customers. We generally act only as a non-exclusive manufacturer of the blood glucose test strips we developed for LifeScan. There are no general rights of return of the delivered item. There are no other activities related to this deliverable. Consideration is contingent upon receiving firm purchase orders from LifeScan. The best estimate of selling price for contract manufacturing and ongoing efforts to enhance the product has been based on expected costs plus a reasonable margin at normalized volumes.

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
     The Company has recorded foreign currency transaction gains/(losses) of (A$347,786) for the period from inception to September 30, 2010 and (A$382,664) and A$5,367 for the three months ended September 30, 2010 and 2009, respectively and (A$242,634) and A$23,854 for the nine months ended September 30, 2010 and 2009, respectively.
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
     The assumptions for the option grants computed using a Trinomial Lattice model for options issued during the 2009 financial year and for the nine month period ended September 30, 2010 were:

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

UNIVERSAL BIOSENSORS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     A summary of activity in the Employee Option Plan for the nine month period ended September 30, 2010 is as follows:

		Weighted average
		exercise price
	Number of shares	A$
Balance at December 31, 2009	10,039,486	0.85
Granted	392,000	0.91
Exercised	(291,450)	0.64
Lapsed	(469,136)	1.34
Expired	—	—

Balance at September 30, 2010	9,670,900	0.84

     All our employees are eligible to be granted options under the Employee Option Plan.
     As of September 30, 2010, there was A$1,617,607 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2010 — remaining periods	434,494
2011	817,221
2012	313,376
2013	40,302
2014	12,214

1,617,607

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
     Johnson & Johnson Development Corporation, a wholly owned subsidiary of Johnson & Johnson, beneficially owns approximately 12% of the Company’s shares through a nominee company.
     LifeScan, a wholly owned subsidiary of Johnson & Johnson, makes payments to the Company or Universal Biosensors Pty Ltd through the Development and Research Agreement, Master Services and Supply Agreement and issuance of purchase orders to Universal Biosensors Pty Ltd to undertake additional services in the field of blood glucose monitoring.
     The following transactions occurred with LifeScan:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	A$	A$	A$	A$
Current Receivables
Reimbursement of expenses			—	—
Sale of goods			2,018,684	—
Sale of services			213,784	39,800

			2,232,468	39,800

Revenue
Revenue from products	3,202,873	—	6,087,270	—
Revenue from services	1,785,331	819,181	5,082,243	2,599,235
Research and develoment income	—	310,945	—	1,049,112

	4,988,204	1,130,126	11,169,513	3,648,347

     Other transactions with LifeScan are detailed as follows:
•	Universal Biosensors Pty Ltd was reimbursed A$667 and A$Nil for the three months ended September 30, 2010 and 2009, and A$1,205 and A$32,353 for the nine months ended September 30, 2010 and 2009, respectively for certain expenditures incurred on behalf of LifeScan.

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
Subsequent Events
     There has not arisen in the interval between the end of the third quarter to the date of this report any item, transaction or event of a material and unusual nature likely, in the opinion of the directors of the Company, to affect significantly the operations of the Company, the results of those operations, or the state of affairs of the Company in future financial years.

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
     We have developed a blood glucose test (used in the management of diabetes) with LifeScan which was launched by LifeScan in the Netherlands in January 2010 and in Australia in September 2010. We intend to develop other tests in the field of diabetes and blood glucose management generally for LifeScan.
     We are developing an immunoassay point-of-care test to measure the amount of C-reactive protein in the blood to assist in the diagnosis and management of inflammatory conditions. We have also undertaken work on a second point-of-care dry immunoassay to measure the amount of D-dimer in the blood. D-dimer is a well established marker currently being used as a point-of-care test for the detection and monitoring of several potentially life threatening conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). We also intend to leverage our intellectual property platform to develop additional immunoassay based point-of-care test devices by taking proven disease biomarkers currently used in the central laboratory environment and adapting those diagnostic tests to the point-of-care setting. We are also developing a prothrombin time test for monitoring the therapeutic range of the anticoagulant warfarin.
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
     The License Agreement may be terminated by LifeScan in the event that we fail to exploit the licensed patents and patent applications or if we are liquidated or wound up or commit a persistent and material breach of our obligations under the License Agreement and fail to rectify the breach within 90 days of written notice from LifeScan requiring us to do so. The License Agreement otherwise continues on a perpetual basis until the expiration of the last licensed LifeScan patent or patent application. LifeScan may also convert the license from an exclusive license to a non-exclusive license in certain limited circumstances where we fail to comply with the requirements of the License Agreement.
Results of Operations
Manufacture of Products
     In November 2009, LifeScan received initial regulatory clearance to sell their blood glucose product which we have been assisting to develop. We commenced manufacture of the blood glucose test strips required for this product in our facility in Rowville, Melbourne, in December 2009, ahead of the January 2010 market launch in the Netherlands. The manufacturing results of the blood glucose test strips during the respective periods are as follows:

UNIVERSAL BIOSENSORS, INC.

	Period from
	inception to
	September 30,	Three months ended September 30,		Nine months ended September 30,
	2010	2010	2009	2010	2009
	A$	A$	A$	A$	A$
Revenue	6,220,003	3,202,873	—	6,087,270	—
Cost of goods sold	(7,069,704)	(3,136,390)	—	(6,611,542)	—

	(849,701)	66,483	—	(524,272)	—

     Pursuant to the Master Services and Supply Agreement we have with LifeScan, one of two pricing methodologies will apply depending on whether we are manufacturing above or below a specified quantity of blood glucose tests strips in a quarter. If less than the specified quantity of test strips is produced within a quarter, we are considered to be in the “interim costing period”. In the interim costing period, the Company is establishing its commercial scale manufacturing and therefore is not expected to generate any profit, but is expected to recover most of its glucose manufacturing costs. As manufactured volumes increase beyond the specified quantity of blood glucose test strips per quarter, the interim costing period will cease to apply and a different pricing methodology will apply, at which time we expect to be profitable in the sale of blood glucose test strips. Whilst we produced less than the specified quantity of test strips during the September 2010 quarter, the production output was sufficient to absorb all the direct and indirect manufacturing costs hence generating a small positive gross margin.
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

	Period from
	inception to
	September 30,	Three months ended September 30,		Nine months ended September 30,
	2010	2010	2009	2010	2009
	A$	A$	A$	A$	A$
Revenue	11,054,068	1,785,331	819,181	5,082,243	2,599,235
Cost	(4,160,647)	(376,398)	(80,136)	(869,652)	(142,256)

	6,893,421	1,408,933	739,045	4,212,591	2,456,979

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
     Our research and development activities can be described as follows:
(a) Glucose
     In 2009, we completed the research and development efforts relating to the first blood glucose test which we undertook on behalf of LifeScan. We commenced the manufacture of blood glucose test strips for this test in our facility in Corporate Avenue, Rowville, Melbourne, in December 2009. This test was launched by LifeScan in the Netherlands in January 2010 and in Australia in September 2010. We currently undertake some minor research and development activities relating to this product which includes extending its shelf life.
     There are other blood glucose research and development activities undertaken by us on behalf of LifeScan. These are, however, recorded under the caption “Cost of Services” as these are funded by LifeScan, the revenue for which is recorded under “Revenue from Services”.
(b) Immunoassay
     We are developing a C-reactive protein test on our immunoassay platform to assist in the diagnosis and management of inflammatory conditions. Development work on this project has been undertaken since 2004. A working prototype has been developed and we expect product validation in 2011.
     We are also developing a D-dimer test on our immunoassay platform for the detection and monitoring of several conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). Development work on this project has been undertaken since early 2008.
(c) Coagulation
      We are developing a prothrombin time test for monitoring the therapeutic range of the anticoagulant warfarin, based on measuring activity of the enzyme thrombin. A working prototype has been developed. We expect product validation for this test in 2011.
(d) DNA/RNA
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
     Research and development expenses for the respective periods are as follows:

	Period from inception to September 30,	Three months ended September 30,		Nine months ended September 30,
	2010	2010	2009	2010	2009
	A$	A$	A$	A$	A$
Research and development expenses	51,077,414	1,543,482	3,681,701	4,897,260	11,019,541
Research grants received recognized against related research and development expenses	(2,366,063)	—	—	—	—

Research and development expenses as reported	48,711,351	1,543,482	3,681,701	4,897,260	11,019,541

     Research and development expenditure decreased by 58% and 56% during the three and nine months ended September 30, 2010 compared to the same period last year and reflects the conclusion of the development phase for the blood glucose product launched in January 2010. All costs pertaining to this project are now captured in the manufacturing account as opposed to being treated as research and development expenditure in previous periods. We expect that our research and development expense will increase across the remaining quarters of 2010 as we increase the efforts applied to our other research and development programs.
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
General and administrative expenses
     General and administrative expenses increased by 9% and 20% during the three and nine months ended September 30, 2010 compared to the same period last year. This increase in expenses reflects growth in the size and complexity of our operations and also efforts put into business development to establish partnerships in the field outside the area of glucose and diabetes. There are also incremental costs associated with our shares trading in the form of CDIs quoted on the ASX and compliance costs associated with being a United States issuer subject to SEC reporting requirements.
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
Interest Income
     Interest income increased by 80% and 48% during the three and nine months ended September 30, 2010 compared to the same period last year. The increase in interest income is attributable to increased returns on the funds invested and the higher levels of funds invested.
Interest Expense
     Interest expense of A$2,409 and A$9,636 for the three and nine months ended September 30, 2009 relates to 2% interest being charged on a short-term borrowing which was fully repaid in August 2009. Interest expense for the three and nine months ended September 30, 2010 was zero.
Liquidity and Capital Resources
     Since inception, our operations have mainly been financed through the issuance of equity securities. Additional funding has come through payments received from LifeScan under the Development and Research Agreement, revenue from services, various payments under the Master Services and Supply Agreement and a one-time payment for manufacturing process support and research grants and interest on investments. As of September 30, 2010, we had A$24,982,868 in cash, cash equivalents and short-term investments. Our cash and investment balances are held in money market accounts and short-term instruments. Cash in excess of immediate requirements is invested in short-term instruments with regard to liquidity and capital preservation.
     For the nine-month period ended September 30, 2010, we used net cash of A$5,080,637 for operating activities. This consisted of a net loss for the period of A$5,124,918, which included A$2,213,954 of non-cash depreciation and amortization and non-cash stock option expense of A$1,325,882. Net cash used in investing activities during the nine-month period ended September 30, 2010 was A$1,408,561, which included purchase of plant and equipment of A$577,240 and the balance deposit towards manufacturing equipment. Net cash provided by financing activities during the nine-month period ended September 30, 2010 was A$181,055.
     As at September 30, 2010, we had cash and cash equivalents of A$24,982,868 as compared to A$17,878,300 as of September 30, 2009. The increase in cash and cash equivalents balance is predominantly as a result of the receipt of the milestone payment of A$17,722,641 in December 2009. The increase has been offset by our payments for our ongoing operations, including our capital expenditure outlay.
     We currently fund our operations through a combination of our cash inflows mostly from LifeScan and the residual through our existing cash and cash equivalents balance. The cash inflows from LifeScan are pursuant to the Master Services and Supply Agreement we entered into with LifeScan initially in October 2007 and amended and restated in May 2009, and our Development and Research Agreement. The receipt and timing of any further revenue under the Master Services and Supply Agreement going forward is uncertain and is largely dependent on the volume of blood glucose strips manufactured by us and LifeScan and ultimately sold by LifeScan. The proceeds from contract research work depend on the level of work awarded to us by LifeScan. We, however, believe that the cash on hand together with anticipated cash inflows will be sufficient to meet our liquidity and capital resources needs for the next 12 months.
Operating Capital and Capital Expenditure Requirement
     As a result of the numerous risks and uncertainties associated with our business strategy, we are unable to estimate the exact amounts of our capital and working capital requirements. We estimate our total capital expenditures in 2010 to be in the range of A$1,500,000 to A$2,000,000 for the purchase of equipment to support our activities under the Master Services and Supply Agreement, capacity expansion, for ongoing development of our existing products, and for other ongoing research and development activities. Our future funding requirements will depend on many factors, including, but not limited to:

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
Off-Balance Sheet Arrangement
     The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2010 are:

Less than 1 year	A$	532,985
1 - 3 years		1,116,288
3 - 5 years		290,150
More than 5 years		—

Total minimum lease payments	A$	1,939,423

     The above relates to our operating lease obligations in relation to the lease of our premises.
Contractual Obligations
     Our future contractual obligations at September 30, 2010 were as follows:

		Payments Due By Period
		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
Long-Term Debt Obligations	—	—	—	—	—
Asset Retirement Obligations (1)	1,959,177	—	—	1,959,177	—
Operating Lease Obligations (2)	1,939,423	532,985	1,116,288	290,150	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities on Balance Sheet under GAAP (3)	307,037	—	—	—	307,037

Total	4,205,637	532,985	1,116,288	2,249,327	307,037

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.

(2)	Our operating lease obligations relate primarily to the lease of our premises.

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
Changes in Internal Control Over Financial Reporting.
     During the most recent quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL BIOSENSORS, INC.
PART II
Item 1 Legal Proceedings
     N/A
Item 1A Risk Factors
     N/A
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     With the exception of the proceeds received from the exercise of stock options issued to employees, there has been no further sale of equity securities since December 31, 2009. The table below sets forth the number of employee stock options exercised and the number of shares issued in the 9 month period ended September 30, 2010. The Company issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

	Number of Options
	Exercised and
	Corresponding		Proceeds
	Number of Shares	Option Exercise	Received
Exercise Date	Issued	Price	(A$)

February, 2010	23,333	A$0.89	20,766
	20,000	A$0.94	18,800
	4,000	A$0.50	2,000
	18,124	US$0.26	5,104
	13,332	A$1.18	15,732
	18,124	US$0.22	4,489
	33,333	Nil	—
March, 2010	6,666	A0.89	5,933
	6,666	A$0.70	4,666
	2,000	A$0.94	1,880
May, 2010	12,500	Nil	—
June, 2010	6,667	A$0.94	6,267
	20,000	US$0.22	4,040
August, 2010	25,374	US$0.26	8,381
	20,000	A$1.18	23,600
	13,332	A0.89	11,865
	6,667	A$0.94	6,267
September, 2010	13,333	A$0.94	12,533
	8,000	A$0.70	5,600
	16,666	A$1.20	19,999
	3,333	A$0.94	3,133

	291,450		181,055

     The funds raised will be used for working capital requirements including the continued development of our existing pipeline and point-of-care tests and to identify and develop additional tests.

UNIVERSAL BIOSENSORS, INC.
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

UNIVERSAL BIOSENSORS, INC. (Registrant)
	By:	/s/ ANDREW DENVER
Date: October 26, 2010		Andrew Denver
Interim Chief Executive Officer and Executive Chairman

	By:	/s/ SALESH BALAK
Date: October 26, 2010		Salesh Balak
Chief Financial Officer

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated October 26, 2010

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.0	Section 1350 Certificate	Filed herewith