Form 10-K
period 2010-12-31
UNIVERSAL BIOSENSORS INC
filed 2011-03-10
CIK 1279695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was A$120,242,780 (equivalent to US$102,482,921) as of June 30, 2010.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 2, 2011:

Title of Class	Number of Shares

Common Stock, US$.0001 par value	158,968,161

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information contained in the registrant’s definitive Proxy Statement for the 2011 annual meetings of stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Information contained on pages F-1 through F-38 of our Annual Report to Stockholders for the fiscal year ended December 31, 2010 is incorporated by reference in our response to Items 7, 7A, 8 and 9A of Part II.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our business and product development strategies;

•	our expectations with respect to corporate collaborations or strategic alliances with respect to our tests in development, including revenues expected from such collaborations;

•	our expectations with respect to the timing and amounts of revenues from our customers and partners;

•	our expectations with respect to the services we provide to and, the development projects we undertake for, our customers and partners;

•	our expectations with respect to sales of products we develop and the quantities of such products to be manufactured by us;

•	our expectations with respect to regulatory submissions, approvals and market launches of products we develop or are involved in developing;

•	our expectations with respect to our research and development programs and our associated research and development expenses;

•	the ability to protect our owned or licensed intellectual property; and

•	our estimates regarding our capital requirements, the sufficiency of our cash resources and our need for additional financing.

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

We have rights to an extensive patent portfolio comprising patent applications owned by our wholly owned Australian subsidiary, Universal Biosensors Pty Ltd, and a large number of patents and patent applications licensed to us by LifeScan, Inc. (“LifeScan US”), an affiliate of Johnson & Johnson. LifeScan US has granted us a worldwide, royalty free, exclusive license, with a right to sub-license certain electrochemical cell technologies in all fields of use excluding the field of diabetes and blood glucose management generally, the rights to which are retained by LifeScan US pursuant to a license agreement with us (“License Agreement”). We are also parties to a Development and Research Agreement with LifeScan US pursuant to which we undertake contract research and development for LifeScan US in the area of diabetes management and the development of a blood glucose test for diabetics (“Development and Research Agreement”). We are also parties to a Master Services and Supply Agreement with LifeScan US which contains the terms pursuant to which Universal Biosensors Pty Ltd provides certain services in the field of blood glucose monitoring and acts as a non-exclusive manufacturer of the blood glucose test strips we developed. Unless otherwise noted, references to “LifeScan” are either references to LifeScan US or its affiliates collectively or either of them individually as the context requires.

We use our technology base to develop a range of electrochemical-cell based tests.

We have developed a blood glucose test (used in the management of diabetes) with LifeScan. We commenced manufacture of the blood glucose test strips for this test in our facility in Corporate Avenue, Rowville, Melbourne, in December 2009. This test was launched by LifeScan in the Netherlands in January 2010 and in Australia in September 2010 under the trade name “One Touch Verio®”. We act as a non-

exclusive manufacturer of the blood glucose test strips. In the future, we expect that LifeScan will manufacture all or a large proportion of its own requirements. Subject to mutually agreed terms, we intend to develop other tests for LifeScan in the field of diabetes and blood glucose management.

We are working on a prothrombin time test for monitoring the therapeutic range of the anticoagulant warfarin based on measuring activity of the enzyme thrombin. We are developing a D-dimer test on our immunoassay platform for the detection and monitoring of several conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). We are also developing a C-reactive protein test on our immunoassay platform to assist in the diagnosis and management of inflammatory conditions. We do not currently intend to establish our own sales and marketing force to commercialize any of the non-blood glucose products which we develop. Rather, our efforts are focused on establishing collaborative partnerships for the tests derived from the platform. In the second half of 2009 we commenced business development efforts to establish partnerships for our tests outside the fields of blood glucose and diabetes. To date we have not secured a partnership outside of blood glucose and diabetes and cannot predict with any certainty when or whether our efforts may be successful. We use third party contractors to assist us in securing partners.

Our Strategy

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Key aspects of our strategy include:

•	seeking to enter into collaborative arrangements or strategic alliances with other life sciences companies or other industry participants to complete the development and commercialization of our non-blood glucose tests;

•	manufacturing test strips for our customers and partners as required;

•	extending the electrochemical cell technology by developing new tests;

•	undertaking contract research and development work on behalf of our customers and partners;

•	providing post market support services to our customers and partners.

Plan of Operations for the Remainder of the Fiscal Year Ending December 2011

Our plan of operations over the remainder of the fiscal year ending December 2011 is to:

•	seek to identify and then negotiate collaborative arrangements or strategic alliances with third parties with respect to one or more of our non-blood glucose programs;

•	manufacture test strips to satisfy our customers and partners demand requirements;

•	provide the necessary post-market support for our customers and partners;

•	continue to undertake contract research and development work on behalf of our customers and partners;

•	seek to develop additional products;

•	advance our research and development activities with respect to our prothrombin time test, C-reactive protein test and D-dimer test up to a point where they provide credible evidence of the value for potential partners.

Financial information about segments

We operate in one segment. Our principal activities are the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Although our products are intended for sale worldwide, we operate predominantly in one geographical area, that being Australia. For details of our revenues, profit and loss and total assets for financial years ending December 31, 2010, 2009 and 2008, refer to “Item 6. Selected Financial Data”.

Description of our business

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. The range of blood test devices we are developing comprise a novel disposable test strip and a reusable meter. These simple to use pocket portable devices require a finger prick of blood and are designed to be used at the point-of-care to provide accurate and quick results to enable potential or existing treatments to be immediately reviewed. The electrical signals generated when a sample of blood reacts with the chemistry contained within the cell are then recorded by the meter and converted into a reading which is displayed on the meter. The first test we have developed with LifeScan is a test for the self-monitoring of blood glucose, which comprises the largest point-of-care biosensor market. We are also developing a test for blood coagulation (“prothrombin time”), which comprises the second largest point-of-care biosensor market. Our other efforts are directed towards the measurement of blood borne biomarkers using ligand binding (“immunoassay”), the measurement of enzyme activity, and other techniques.

Novel technologies

Electrochemical cells used in point-of-care blood tests have electrodes positioned within the electrochemical cell in a traditional side-by-side or “co-planar” layout. The electrodes in the electrochemical cell in the test strips which we have developed and are developing have a parallel, opposing and much more closely spaced configuration. This novel configuration of the electrodes in the electrochemical cell is designed to allow for greater accuracy while retaining other critical features including the ability to obtain results quickly using only a small finger prick sample of blood. Data is produced almost immediately and can be reviewed at the point-of-care allowing new treatment to be instigated or existing treatment to be reviewed and modified if necessary. The configuration of the electrodes has allowed for increased miniaturization of the electrochemical cell and is designed to enable our test strips to be manufactured in a continuous and considerably simplified process.

Industry background

We operate in the high growth, point-of-care segment of the global in vitro diagnostics (IVD) industry. Historically biological testing has been performed by trained scientists running sophisticated analyzers in a dedicated test site. These dedicated or centralized testing sites include hospital laboratories and commercial pathology laboratories. Significant interest has developed in techniques and technologies that allow testing to be performed proximate (in time and location) to the patient.

Point-of-care testing can be further segmented into consumer testing, such as the blood glucose self-monitoring performed by diabetics, or testing of patients by one of a variety of medical or laboratory professionals (professional point-of-care) in locations such as clinics, physician’s office laboratories and emergency departments.

While not all tests are suited to being performed at the point-of-care, we believe our electrochemical cell technology can be a suitable platform for adapting relevant central laboratory tests to a point-of-care format.

The key objective of point-of-care testing is to generate an accurate and quick result so that appropriate treatment can be implemented immediately or an existing treatment reviewed and modified, leading to an improved clinical and/or economic outcome. Our tests in development are designed for use by patients and healthcare professionals in a number of point-of-care settings including doctors’ offices, emergency rooms, and health clinics or, in some cases, at a patient’s home.

Point-of-care tests in development and partnering strategy

Our initial focus was on the development of blood glucose tests, by virtue of our business relationship with LifeScan. Our strategy is to apply the electrochemical cell technology to other biomarkers and then to enter into collaborative arrangements or strategic alliances with third parties to complete the development and commercialization of those products.

The following table summarizes the non-blood glucose point-of-care tests we are currently developing and the applicable development stage of the applicable test. All time periods set forth in the table below refer to calendar years and anticipated milestone dates are estimates only.

Point-of-Care Test	Development Stage	Next Anticipated Milestones

Prothrombin time test
•   Development work undertaken since early 2005

•   Working prototype developed

•   Test feasibility established and ready to enter formal development/validation

•   Strip manufacturing equipment undergoing commissioning
• Test targeted to be ready to submit for approval during the first quarter of 2012 • Continue efforts to enter into collaborative arrangements or strategic alliances with a third party
D-dimer test	• Development work undertaken since early 2008 • A minimum of two additional years of development/ product validation work required	• Develop working prototype

•   Commence product validation in 2012

•   Establish manufacturing process

• Continue efforts to enter into collaborative arrangements or strategic alliances with a third party
Immunoassay C-reactive protein test	• Development work undertaken since 2004 • Working prototype developed • Optimization and improvement work continuing on this project	• Exploration of new design formats • Continue efforts to enter into collaborative arrangements or strategic alliances with third parties

Facilities

Universal Biosensors Pty Ltd leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. We have been at the facilities at 1 Corporate Avenue since August 2007. We have had ISO 13485 certification continuously at that site since May 2007. The lease for 1 Corporate Avenue expires on March 31, 2014 with two options to renew the lease for successive five year periods. We completed upgrading and fitting out this facility in 2008.

Raw materials

Raw materials essential to our business are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources.

Distribution

Our partner is responsible for the commercialization and distribution of the blood glucose product.

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

The blood glucose test has received regulatory clearance to sell in Europe and Australia. LifeScan is responsible for determining the location and timing of any future submissions for regulatory clearance to sell the blood glucose product.

The importance and duration of all our patents, trademarks and licenses

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights which in the aggregate we believe to be of material importance to us in the operation of our business. Our continued success depends to a large extent on our ability to protect and maintain our owned and licensed patents and patent applications, copyright, trademark and trade secrets.

Our point-of-care tests in development draw upon certain patents within an extensive portfolio of patents and patent applications as well as know-how. We patent the technology, inventions and improvements that we consider important to the development of our business. Pursuant to the License Agreement, we have an exclusive license to a suite of patents, patent applications and know-how in all fields of use excluding the fields of diabetes and blood glucose management generally, the rights to which are retained by LifeScan. The exclusive license is subject to LifeScan having retained the right to make, have made, use, and sell under and exploit in any way the licensed patents, patent applications and know-how.

Pursuant to the Development and Research Agreement, we have a limited license to the patents, patent applications and know-how that are the subject of the License Agreement, in the field of diabetes and blood glucose management generally but only for the purpose of carrying out our obligations for LifeScan. Likewise, pursuant to the Master Services and Supply Agreement, we have a limited license to intellectual property of LifeScan but only for the purpose of performing our obligations under the Master Services and Supply Agreement.

We rely on the owned patent applications and the patents and patent applications licensed to us by LifeScan in the manufacturing and commercialization of the point-of-care diagnostic tests being developed by us.

Our owned and licensed patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Based on current product sales and our projects, the owned and licensed patents and patent applications that we consider most significant in relation to our business together with the last of the patents to expire within the patent family are set forth in the table below.

Expiration
Patent	Year

Apparatus and Method for Electrochemical Protease Sensor (this patent family relates to a sensor to detect cleavage of an electrochemical substrate for use in measuring blood or plasma coagulation in assays such as prothrombin time and thrombin potential)
Refer Note 1
Electrochemical On-Board Control Detection (this patent family relates to an on-board control system of a sensor, wherein the control system can test/verify the viability of the sensor)	Refer Note 2
Electrochemical Cells (this patent family relates to an electrochemical cell which enables levels of analytes such as glucose to be measured whilst using a small volume of sample)	2015
Electrochemical Cell (this patent family relates to a method and an electrochemical biosensor for determining the concentration of an analyte in a carrier)	2022
Electrochemical Method (this patent family provides an improved method and biosensor for determination of the concentration of an analyte in a carrier which provides improved accuracy, reliability and speed over prior techniques)	2016
Electrochemical Method for Measuring Chemical Reaction Rates (this patent family relates to the measurement of the progress of a chemical reaction that generates an electroactive reaction product that is subsequently detected at an electrode amperometrically or coulometrically)	2023
Electrochemical Cell Connector (this patent family relates to a connector to provide electrical connection between an electrochemical cell of a strip type sensor and meter circuitry)	2026
Biosensor Apparatus and Methods of Use	Refer Note 1

(1)	The patent application is either pending, allowed, or published

(2)	This patent family is due for national stage entry in October 2011

We will continue to file and prosecute patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies.

Pursuant to the License Agreement, LifeScan has responsibility for prosecution of the patent applications licensed to us by them and the fees for the licensed patent applications and patents. In the event that LifeScan elects not to proceed with the prosecution of a patent application licensed to us by them or discontinues the payment of fees, we have the right to assume and continue at our own expense the prosecution of any patent or patent applications.

Our ability to build and maintain our proprietary position for our technology and products will depend on our success in obtaining effective claims and those claims being enforced once granted and, with respect to intellectual property licensed from LifeScan, LifeScan’s success in obtaining effective claims and those claims being enforced once granted. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Some countries in which we or our partners may seek approval to sell point-of-care tests that we have developed, or license our intellectual property, may fail to protect our owned and licensed intellectual property rights to the same extent as the protection that may be afforded in the United States or Australia. Some legal principles remain unresolved and there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States, the United Kingdom, the European Union, Australia or elsewhere. In addition, the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or in interpretations of patent laws in the United States, the United Kingdom, the European Union, Australia or elsewhere may diminish the value of our intellectual property or narrow the scope of our patent protection.

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

Dependence on single customer.

As shown in the table below, we currently receive a significant portion of our income from LifeScan.

	2010	2009	2008
	A$	A$	A$

Revenue from products	11,760,009	132,733	—
Revenue from services	6,420,027	2,850,071	3,121,754
Research and development income	—	1,337,125	1,170,190
Milestone payment	—	17,722,641	—
Interest income	1,192,889	809,459	2,542,060
Fee income	—	—	1,131,222

Total income	19,372,925	22,852,029	7,965,226

Income from LifeScan as a % of total income	94%	96%	68%

Our dependence on LifeScan for a significant proportion of our revenue is likely to continue until we enter into collaborative arrangements or strategic alliances with third parties in connection with our non-glucose products and those products are launched into the market.

Competitive conditions of our business

Our revenue is currently highly dependent on the success of the blood glucose product we have developed with LifeScan. LifeScan launched the blood glucose product, named “One Touch Verio®”, in the Netherlands in January 2010 and in Australia in September 2010. LifeScan is responsible for all sales and marketing decisions and any decision to introduce the product to new territories and the timing of those decisions. The global diabetes market place is intensely competitive and dominated by multinationals such as LifeScan, Roche, Abbott and Bayer. We do not yet know when LifeScan will launch the product in other jurisdictions, if the product will be successful, whether customers will prefer it over competitive offerings, nor the rate at which it might be adopted. During 2011 we will continue to manufacture blood glucose test strips for LifeScan as a non-exclusive manufacturer under the Master Services and Supply Agreement. We anticipate that in the future, LifeScan will manufacture all or a large proportion of its own requirements of any blood glucose test strip. If we are unable to compete effectively with LifeScan’s own manufacturing capacity, we may not be able to win a manufacturing commitment from LifeScan and therefore be faced with surplus capacity in our manufacturing operations.

Core to our business strategy is to extend our intellectual property platform to enable other tests currently done in the central laboratory to be migrated to the point-of-care settings. Our belief is that much testing done in the central lab can more efficiently and profitably be performed at the point-of-care.

With the exception of blood glucose testing, most point-of-care testing is currently conducted in professional settings. The health care professional has a choice and can request tests from a central laboratory, or services provider, or choose to have the test performed at the point-of-care. Thus we face competition not just from other companies active in the point-of-care space, but also the providers of testing who operate in centralized settings.

We will face competition from approved and marketed products as well as products in development, from both point-of-care and central laboratory testing. We expect our prothrombin time test to compete with existing point-of-care technologies from competitors such as Roche Diagnostics, Alere Inc. and Abbott Point of Care. We will also have to compete with the tests that run on automated analyzers. Companies providing systems into the central laboratory which run reagents that will compete with us include Siemens AG, Diagnostica Stago, Abbott Laboratories and Beckman Coulter, Inc. All of these companies have well established brand recognition, sales and marketing forces, and have significant resources available to support their product. To compete, we intend to establish collaborative arrangements or strategic alliances with other life sciences companies and will need to show that our prothrombin time test is effective and is a time and cost saving alternative. Even if we can show competitive product advantages, customers may be resistant to changing their supplier.

We are continuing to develop an immunoassay diagnostic for the detection of important biomarkers, and we have chosen C-reactive protein and D-dimer to illustrate the platform potential in the first instance. We continue to explore ways to improve the sensitivity of our immunodiagnostics to develop a powerful and robust platform with broad applicability. We will proceed with partnering efforts for these programs when technical risk is further reduced. Should our partnering efforts be successful and the products brought to market, they will face competition from approved and marketed products in both the point-of-care and central laboratory market places.

We expect that any D-dimer test developed on our platform and brought to market will have to compete with testing for D-dimer in pathology laboratories from competitors such as Siemens AG, Roche Holding Ltd, Instrumentation Laboratory, Diagnostica Stago and Biomerieux, and with existing point-of-care technologies from competitors such as Biosite Diagnostics (now part of Alere Inc.). Similarly, a C-reactive protein test will face competition from established competitors in point-of-care including Cholestech Corporation (now part of Alere Inc.), Orion Corporation and Axis Shield plc. In addition, companies providing central laboratory tests will represent sources of competition. All of these companies have well established brand recognition, sales and marketing forces, and have significant resources available to support their product. To compete, we will need to show potential partners that our immunodiagnostic tests can be effective in a time and cost efficient manner. Even if we can show competitive product advantages, customers may be resistant to changing their supplier.

Employees

At March 2, 2011, we had 95 full time employees in our Melbourne facility, spanning production, engineering, quality and regulatory, research and development and administration.

Financial information about geographic areas

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work. We operate predominantly in one geographical area, being Australia.

ITEMS 1A.  RISK FACTORS.

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

Our products may not be successful in the marketplace.

Success of products developed by us is ultimately dependent on the level of market acceptance and sales of those products. Market acceptance will depend on, amongst other things, the ability to provide and maintain evidence of safety, efficacy and cost effectiveness of the products. In addition, market acceptance depends on the effectiveness of marketing strategies employed by our partners or us to sell the products.

Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient, less expensive, or reach markets sooner than products developed by us. The global diabetes market place is intensely competitive and dominated by multinationals such as LifeScan, Roche, Abbott and Bayer. The blood glucose product we developed with LifeScan was first launched in January 2010. While initial market acceptance for the blood glucose product has been positive, there is no guarantee that our product will receive a positive acceptance in future countries in which the product will be launched or that market acceptance will be maintained or will secure adequate market share.

Further, we cannot be sure that any future products developed by us will be successful in the marketplace or in securing a significant market share. Our ability to be or maintain profitability in the future will be adversely affected if any of the products developed by us fail to achieve or maintain market acceptance or compete effectively in the market place. It would reduce or eliminate our revenues from product sales and have a material adverse effect on our business and financial position.

We are dependent on LifeScan for our income.

We are at an early stage of our development as a specialist medical devices company. The vast majority of our income is derived from LifeScan and our business is therefore currently dependent on the level of services we provide to LifeScan, the number of test strips we manufacture for LifeScan and the sales of the blood glucose test strips. Any changes in LifeScan’s requirements will directly affect our business. To date, we have funded our operations primarily through the issue of shares, from payments received under the Development and Research Agreement with LifeScan, various payments received under the Master Services and Supply Agreement with LifeScan and from Australian state and federal grants received by Universal Biosensors Pty Ltd. We do not currently have, and may never have, any other products or services that generate revenues or substantial revenues.

We act as a non-exclusive manufacturer of the blood glucose test strips we developed with LifeScan, and in the future we expect that LifeScan is likely to manufacture a large proportion or all of its own requirements. If our manufacturing capacity is not fully utilized or not utilized at all, our revenues will decline. Additionally, we would cease to have the potential to receive revenues from the sale of blood glucose strips if the Master Services and Supply Agreement with LifeScan was terminated as a result of either party defaulting on its material obligations, becoming insolvent, or as a result of other factors. If this occurred, our business would be adversely affected. LifeScan also has the ability to buy out our service fee revenue by paying us a lump sum amount after certain conditions are met. The service fee revenue is an ongoing amount LifeScan is obligated to pay to us based on the number of strips sold by LifeScan regardless of who manufactures the strips. If the option to buy out the service fee revenue is exercised by LifeScan, although we would receive a large lump sum payment, we would cease to receive ongoing service fee revenue and our ongoing future business would be adversely affected.

LifeScan may choose to utilize less of our research and development services and as a result our operating results may suffer. We receive income from contract research and development activities undertaken for LifeScan pursuant to a Development and Research Agreement and Master Services and Supply Agreement. If this development and research work was materially reduced or ceased, we would lose an ongoing source of income which would have a material adverse effect on our business and financial position.

Limitations in our business strategy.

Our business strategy is limited in that we have little control over decisions relating to the blood glucose products. LifeScan has the sole rights to commercialize the blood glucose products and makes the key decisions on product manufacture, product choice and product launch. Decisions made by LifeScan with respect to the manufacture and commercialization of the blood glucose products we develop with them will affect the extent and timing of revenues to us. We generally act as a non-exclusive manufacturer of the blood glucose test strips we developed with LifeScan, and in the future LifeScan is likely to manufacture all or a large proportion of its own requirements thus not utilizing our manufacturing capacity. LifeScan may choose not to launch new blood glucose products we develop, may choose to launch the products in a limited number of jurisdictions, may delay the launch of products or its sales and marketing efforts to commercialize the products may not be successful, all of which would have a material adverse effect on our business and financial position. To the extent we are successful in securing other partnerships, we may face the same limitations in control with respect to the commercialization of other products we develop.

Decreased margins would have a material adverse effect on our business and financial position.

Our margins may be decreased and costs increased which would have a material adverse effect on our business and financial position. The two primary factors that pose this risk include increased manufacturing costs or currency fluctuations.

Increases in our costs to manufacturing products for LifeScan may decrease our margins or cause us to suffer a loss on the manufacture of blood glucose test strips for LifeScan. The Master Services and Supply Agreement contains a cap on the amount we may charge per strip manufactured. If our costs of manufacture per strip were to exceed the cap we would suffer a loss on the sale of those strips.

Additionally, we may suffer decreased margins due to the global reach of our business exposing us to market risk from changes in foreign currency exchange rates. This may adversely affect our business position. While the majority of our cash reserves and expenses are in Australian dollars we continue to deal in other currencies, particularly in the United States and Europe, which may increase costs and decrease revenues incurred in foreign currencies. Additionally, we use, from time to time, financial instruments, primarily short term foreign currency forward contracts to hedge certain forecasted foreign currency commitments arising from trade accounts receivables, trade accounts payable and fixed purchase obligations. These hedging activities are largely dependent upon the accuracy of our forecasts and as such, our foreign currency forward contracts may not cover our full exposure to exchange rate fluctuations. Although we believe our foreign exchange policies are reasonable and prudent under the circumstances, we may experience losses from un-hedged currency fluctuations, which could be significant.

If the above factors cause decreased margins it would have a material adverse effect on our business and financial position.

Our business strategy relies on our ability to enter collaborative arrangements with other companies and there is a risk that we will not be able to enter into collaborative arrangements or strategic alliances with respect to our products.

Our business strategy involves demonstrating that our electrochemical cell technology can be extended to create other platforms and then to seek to enter into collaborative arrangements, licensing agreements or strategic alliances with other life sciences companies or other industry participants for these platforms, or for the products we have developed as proof of principle on those platforms. In seeking a collaborative arrangement, we need to compete against hundreds of technology companies for the attention of the limited pool of global multinationals. We may not be able to enter into such collaborative arrangements or alliances on acceptable terms, if at all. An inability to enter a collaborative arrangement or partnership would be detrimental to our business and financial position.

Our ability to enter into partnership arrangements will suffer if the performance of the point-of-care tests developed by us is not perceived as being comparable or superior to established laboratory methods. For example, while the use of the C-reactive protein as a marker for inflammatory conditions is generally widely accepted, it is predominantly a test performed in centralized laboratories. We cannot be sure that the market will accept the use of a point-of-care C-reactive protein test for the management of inflammatory conditions in the manner we anticipate. Clinical data may not provide sufficient support, nor may the health economic benefits sufficiently support the introduction of point-of-care C-reactive protein testing as an alternative to current practice. Even if the data is compelling, significant resources may be required to educate users and change in practice may be slower and more costly than we anticipate. These factors may inhibit or eliminate our ability to attract a partner.

There may also be obstacles to our ability to enter into a partnership arrangements for a prothrombin time test. A number of new therapies are entering the market which may eliminate or significantly reduce the need for prothrombin time testing. However it is not known how widespread the acceptance of these new medications will be, nor whether they will be successfully reimbursed for long term use.

If we are unable to enter collaborative arrangements with respect to our products, we may have to delay, reduce the scope of or eliminate some or all of our development programs or liquidate some or all of our assets or seek to raise additional capital. As a result, significant monies and management time invested may be rendered unproductive and worthless. Because we have not established any internal sales and marketing capacity, to achieve commercial success we must enter into and maintain successful arrangements with others to sell, market and distribute our products. An inability to enter a collaborative arrangement or partnership would thus have a material adverse effect on our business and financial position.

Entering collaborative arrangements with respect to our products will expose us to risks and uncertainties related to those collaborations and alliances.

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

New product design and development is costly, labor intensive and uncertain.

The design and development of our prothrombin time test, D-dimer test (and immunoassay platform generally), C-reactive protein test, and any new diagnostic tests including new blood glucose tests will take a number of years to complete, will be costly to develop and the outcomes of design and development activities are uncertain.

Some of our tests still have a significant degree of technical risk, and design and development work and product validation may be unsuccessful or not warrant product commercialization. Diagnostic devices must be tested for safety and performance in laboratory and clinical trials before regulatory clearance for marketing is achieved. Such studies are costly, time consuming and unpredictable. Clinical trials may not be successful and marketing authorization may not be granted which may result in our not being profitable, or trigger dissolution of partnerships. The outcome of clinical trials may not be predictive of the success of later clinical trials. Considerable investments in time and money may be rendered unproductive and worthless.

Additionally, unanticipated trial costs or delays could cause substantial additional expenditure that is not reimbursed by a partner, cause us to miss milestones which trigger a financial payment or cause us or a partner to delay or modify our plans significantly. This would harm our business, financial condition and results of operations.

If we cannot maintain our intellectual property rights, our ability to make or develop point of care tests would be restricted or eliminated, and the value of our technology and diagnostic tests may be adversely affected.

Our ability to obtain proprietary rights, maintain trade secret protection and operate without infringing the proprietary rights of third parties is an integral part of our business.

A number of companies, universities and research institutions have or may be granted patents that cover technologies that we need to complete development of a particular product. We may choose or be required to seek licenses under third party patents which would be costly, may not be available on commercially acceptable terms, or at all. Further, we may be unaware of other third party patents or proprietary rights that are infringed by our point of care tests.

Our diagnostic tests are based predominantly on intellectual property rights that have been licensed to us from LifeScan. If we were to breach the License Agreement and LifeScan were to validly terminate the agreement in response, it would seriously restrict or eliminate our ability to develop and commercialize our existing and future tests which would have a material adverse effect on us as it would eliminate our existing commercialization opportunities.

LifeScan has a considerable degree of control in the manner that the intellectual property licensed to us is maintained and protected and, as a result, we have reduced control with respect to the maintenance and protection of our licensed patent portfolio. LifeScan is responsible for the prosecution and maintenance of the intellectual property it licenses to us and we are largely dependent on them to defend proceedings or prosecute infringers. Our business would be harmed if the licensed patents were infringed or misappropriated. Prosecuting third parties and defending ourselves against third-party claims would be costly, time consuming and divert management’s attention from our business, potentially leading to delays in our development or commercialization efforts. Additionally, if third parties made successful claims, we may be liable for substantial damages or license fees, be required to stop marketing the infringing product or take other actions that are adverse to our business.

Manufacture of allegedly defective test strips could potentially expose us to substantial costs, write-offs and reputational damage.

Manufacture of allegedly defective test strips may cause substantial costs, write-offs and potential delays in our shipment of product to customers, and expose us to product liability claims and product recalls, which would have a material adverse effect on our business and financial results.

There are many elements to manufacturing each lot of blood glucose test strips that can cause variability beyond acceptable limits. We may be required to discard defective test strips after we have incurred significant material and labor costs, resulting in manufacturing delays and delayed shipment of tests strips to LifeScan. Further, if our suppliers are unable to provide materials in conformance with specifications, we may be required to discard materials, which may also cause delays in the manufacture and shipment of tests strips to LifeScan.

Manufacture of allegedly defective test strips exposes us to the risk of product liability claims and product recalls, resulting in decreased demand for products, loss of revenue and cash flow, reputational damage, costs of related litigation, increases in our insurance premiums and increased scrutiny by regulatory agencies. While we have obtained product liability and recall liability insurance in accordance with the Master Services and Supply Agreement, if we are unable to maintain our insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities. This may harm our business and compromise our performance under the Master Services and Supply Agreement. Any claim for damages under the Master Services and Supply Agreement or other claim against us could be substantial.

Risks associated with regulatory clearance and changes to regulation.

Our products are medical devices and therefore subject to extensive regulation in all major markets. The process of obtaining regulatory clearance is costly and time consuming and there can be no assurance that the required regulatory clearances will be obtained. Products cannot be commercially sold without regulatory clearance. We are aware that LifeScan has obtained regulatory clearances for the initial blood glucose product in certain jurisdictions but will still require approval in other jurisdictions. However, with respect to any new tests we develop, if we or our partners are unable to obtain the necessary clearances to sell or if the clearances are delayed, revoked or subject to unacceptable conditions the product may not be able to be commercialized which would have a material adverse effect on us.

If we were required and able to change manufacturers, applicable regulatory bodies would require new testing and compliance inspections and require that we demonstrate structural and functional comparability between the same products manufactured by different organizations, resulting in additional costs and potential delays which could be detrimental to our business.

Furthermore, regulation is ongoing and manufacturers are subject to continual review and periodic inspections. Potentially costly responses may be required including product modification, or post-marketing clinical trials as a condition of approval to further substantiate safety and efficacy or investigate issues of interest. If we or our commercial partners fail to comply with applicable regulatory requirements it may result in fines, delays, suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions and could have a material adverse effect on our operations.

Additionally, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in future and could hamper our ability to produce our products when we require.

Risks associated with suppliers.

In similar to most major manufacturers in our industry, we are dependent upon our suppliers for certain raw materials and components. We have preferred suppliers, making us vulnerable to supply disruption, which could harm our business and delay manufacturing operations. Additionally, we do not currently have long term contractual arrangements with certain of our suppliers so may not be able to guarantee the supply of certain of our materials. We may have difficulty locating alternative suppliers in a timely manner or on commercially acceptable terms, and switching components may require product redesign and further regulatory clearance which could significantly delay production. LifeScan is likewise subject to supply risks which may delay their ability to supply customers with the blood glucose product and have a consequential adverse effect on our business and results of operations.

We anticipate that we will outsource the manufacture of the meters for our non-blood glucose tests. In circumstances where we seek to outsource the manufacture of certain meters or other components, there is no guarantee that we will be able to enter into any such arrangement on acceptable terms, if at all, and as a result we are at risk of lengthy and costly delays of bringing our products to market. Further, if our contract manufacturers fail to achieve and maintain required production yields or manufacturing standards it could result in product withdrawals, delays and other problems that could seriously harm our business. Any blood glucose meter shortages or manufacturing delays could result in the reduction in sales of the blood glucose product and consequent delays or reduction in our revenues, which would have an adverse effect on us.

The success of our business is heavily dependent upon market factors such as growth of the point of care testing market and our ability to compete effectively within the highly competitive in vitro diagnostics market.

Our business success relies on the development of both the existing and emerging point-of-care testing market. We cannot be sure that this market will grow as we anticipate. Such growth will require continued support and demand from payers, patients and health care professionals and the endorsement by professional bodies that influence the practice of medicine. Research and clinical data may not sufficiently support point-of-care testing, nor may the health economic benefits sufficiently support point-of-care testing as an alternative to current practice. Even if the data is compelling, significant resources may be required to educate users and change in practice may be slower and more costly than we anticipate. If point-of-care testing fails to be adopted at the rate we expect, the sector may remain unattractive to the size of partner we seek to attract and as a consequence, we may need to change our business model. This may require us to incur more cost and/or our anticipated growth will be adversely affected and our results will suffer.

The market for in vitro diagnostics is intensely competitive, price sensitive and subject to rapid change. We and any partner may be unable to accurately anticipate changes in the markets and the direction of technological innovation and the demands of our customers, competitors may develop improved technologies and the market place may conclude that our products are obsolete. Our larger competitors enjoy several competitive advantages including significantly greater financial resources, greater brand recognition, greater expertise in conducting clinical trials, obtaining regulatory approvals and managing manufacturing operations, and greater experience in product sales and marketing. Early-stage companies may also prove to be significant competitors.

Competition will be faced from existing products as well as products in development. Point-of-care tests are likely to experience significant and continuing competition from traditional pathology laboratory based testing as well as other point-of-care tests. Our commercial opportunity will be reduced or eliminated if competitors develop and commercialize safer, more effective, more convenient, or cheaper products, or reach the market sooner than we do. Any such developments adversely affecting the market for products developed by us would force us to reduce production or discontinue manufacturing which would cause our operating results to suffer. There can be no assurances given with respect to our or any partner’s ability to compete effectively in the competitive markets in which we operate.

We have only manufactured limited commercial quantities of blood glucose tests strips and therefore have limited experience as a manufacturer.

We have only recently commenced manufacturing commercial quantities of the blood glucose test strips for LifeScan. There are technical challenges establishing commercial manufacturing for our other products and to increasing our manufacturing capacity in a significant manner, including maintaining the consistency of our incoming raw materials, equipment design and automation, material procurement, production yields and quality control and assurance. We may fail to achieve and maintain required production yields or manufacturing standards which could result in patient injury or death, product recalls or withdrawals, product shortages, delays or failures in product testing or delivery, breach of our agreements with any partner and other problems that could seriously harm our business.

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

In addition, as a result of these conditions, our ability to raise capital and the availability of credit, if required in the future, may be adversely affected. If we are unable to raise capital or secure credit when required, we may have to delay, reduce the scope of or eliminate some or all of our development programs or commercialization efforts or liquidate some or all of our assets.

The loss of a key employee or the inability to recruit and retain high calibre staff to manage future anticipated growth could have a material adverse effect on our business.

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

Our shares of common stock in the form of CDIs were quoted on the ASX and began trading on December 13, 2006. The price of our shares is highly volatile and could decline significantly. The market price of our shares historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. These fluctuations may be due to factors specific to us, to changes in analysts’ recommendations and earnings estimates, or to factors affecting the life sciences industry or the securities markets in general. For example, from the initial quotation of our shares in the form of CDIs on the Australian Securities Exchange on December 13, 2006 until March 2, 2011, the closing price per share of our shares ranged from a low of A$0.41 during February 2009 to a high of A$2.02 during the first quarter of the 2010 fiscal year and was A$1.37 on March 2, 2011. We may experience a material decline in the market price of our CDIs, regardless of our operating performance and therefore, a holder of our shares may not be able to sell those shares at or above the price paid by such holder for such shares.

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

In addition, a substantial number of our shares are “restricted securities” and resale of these shares to “U.S. Persons” as defined in Regulation S of the Securities Act of 1933 may only occur in a limited number of specified circumstances.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and related regulations implemented by the SEC, have substantially increased legal and financial compliance costs. We expect that our ongoing compliance with applicable laws and regulations, including the Securities Exchange Act of 1934 as amended (“Exchange Act”) and the Sarbanes-Oxley Act, will involve significant and potentially increasing costs. In particular, we must annually evaluate our internal controls systems to allow management to report on our internal controls. Additionally, as an “accelerated” filer with the SEC, our independent auditors must attest to our internal controls. We must perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and, when applicable, auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If we are not able to continue to satisfy the requirements of Section 404 adequately, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. Any action of this type could adversely affect our financial results, investors’ confidence in our company and our ability to access capital markets, and could cause our stock price to decline.

A significant amount of our shares are controlled by individuals or voting blocks, and the interests of such individuals or voting blocks could conflict with those of the other stockholders.

Single stockholders with significant holdings or relatively small groups of stockholders have the power to influence matters requiring the approval of stockholders. Approximately 12% of our outstanding shares of common stock are owned by The Principals Cornerstone Fund Pty Ltd, an Australian company, which holds shares on trust for Messrs Denver, Hanley and Dr. Adam, of which Messrs Denver and Hanley and Dr. Adam are directors. These directors also hold shares directly and through other vehicles. In addition, a company called PFM Cornerstone Limited, an Australian company, of which Messrs Denver, Hanley and Dr. Adam are directors, holds approximately 8% of our shares. Mr. Andrew Jane is one of our directors and a director of CM Capital Investments Pty Ltd which holds approximately 11% of our shares. As directors, these individuals have the power to influence significantly all matters requiring the approval of our stockholders, including the election of directors and the approval of other significant resolutions, and their interests may conflict with those of the other stockholders. In addition, control of a significant amount of our common stock by insiders could adversely affect the market price of shares. Based on the latest Amendment to Schedule 13G filed on February 10, 2011, Johnson & Johnson and Johnson and Johnson Development Corporation, beneficially owned 11.45% shares of the Company. For details of our substantial stockholders and the interests of our directors, refer to “Item 12 — Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters”.

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

The main difference between holding CDIs and holding our underlying shares is that a CDI holder has beneficial ownership of the equivalent number of shares instead of legal title. CDIs are exchangeable, at the option of the holder, into shares of our common stock at a ratio of 1:1. Legal title is held by CHESS Depositary Nominees Pty Ltd (“CDN”) and the shares are registered in the name of CDN and held by CDN on behalf of and for the benefit of CDI Holders. CDN is a wholly owned subsidiary of ASX. CDI holders will be entitled to all the economic benefits of the shares underlying their CDIs, such as dividends (if any), bonus issues or rights issues. CDN as a stockholder of record will receive notice of stockholder meetings and be entitled to attend and vote at stockholder meetings. CDI holders will likewise be sent notices of stockholder meetings and are entitled to attend stockholder meetings but are not permitted to vote other than by giving directions on how to vote to CDN or as a proxy holder for CDN.

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

Provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management, and frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult to remove our current directors. Such provisions include:

•	the division of our Board into classes whose terms expire at staggered intervals over a three year period and advance notice requirements for nominations to our Board and proposing matters that can be acted upon at shareholder meetings;

•	the requirement that actions by our stockholders by written consent be unanimous;

•	the ability of our Board to issue preferred stock.

Limitation on Independent Registered Public Accounting Firm’s Liability.

The Australian accounting firm we utilize for audit reports on our financial statements is subject to limitations on liability with respect to claims arising out of their audit reports, in accordance with professional standards legislation. This legislation may limit the liability of our accountant’s for damages with respect to certain civil claims arising directly or vicariously from anything done or omitted in the performance of their professional services to us, including to the lesser of (in the case of audit services) ten times the reasonable charge for the service provided and a maximum liability for audit work of A$75 million or, in relation to matters occurring prior to October 7, 2007, A$20 million. The limit does not apply to claims for breach of trust, fraud or dishonesty.

These limitations of liability may limit recovery upon the enforcement in Australian courts of any judgment under US or other foreign laws rendered against our Australian accountants based on or related to their audit report on our financial statements. Substantially all of our accountant’s assets are located in Australia. However, the professional standards legislation has not been subject to judicial consideration and therefore how the limitation will be applied by the courts and the effect of the limitation on the enforcement of foreign judgments are untested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

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

Depending on the number of strips required to be manufactured, it may become necessary in the future for us to acquire additional large scale equipment to satisfy manufacturing demand. Likewise, if we are successful in securing a partner for one of our other tests and the development of that test is successful, and if our existing facilities and equipment continue to be utilized for the manufacture of blood glucose test strips, we will likewise need to secure additional or alternative facilities and establish additional large scale equipment sufficient to satisfy manufacturing requirements for the new product.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material legal or arbitration proceedings pending against us or Universal Biosensors Pty Ltd.

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

Our shares of common stock are traded on the ASX in the form of CHESS Depositary Interests, or CDIs, under the ASX trading code “UBI”. The Clearing House Electronic Subregister System, or “CHESS”, is an electronic system which manages the settlement of transactions executed on the ASX and facilitates the paperless transfer of legal title to ASX quoted securities. CHESS cannot be used directly for the transfer of securities of companies, such as us, that are domiciled in countries whose laws do not recognize uncertificated holdings or electronic transfer of legal title. CDIs are used as a method of holding and transferring the legal title of these securities on the ASX which are not able to be electronically traded in CHESS. CDIs are exchangeable, at the option of the holder, into shares of our common stock at a ratio of 1:1. The main difference between holding CDIs and holding the underlying securities (in this case our shares) is that a holder of CDIs has beneficial ownership of the equivalent number of our shares instead of legal title. Legal title is held by CHESS Depositary Nominees Pty Ltd, or CDN, and the shares are registered in the name of CDN and held by CDN on behalf of and for the benefit of the holders of CDIs. CDN is a wholly owned subsidiary of ASX.

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

The following tables sets forth, for the periods indicated, the highest and lowest market prices in Australian dollars for our CDIs reported on the ASX:

	High A$		Low A$

Fiscal Year 2010
First Quarter	A$	2.02	A$	1.60
Second Quarter	A$	1.75	A$	1.30
Third Quarter	A$	1.68	A$	1.40
Fourth Quarter	A$	1.65	A$	1.35
Fiscal Year 2009
First Quarter	A$	0.41	A$	0.66
Second Quarter	A$	0.56	A$	1.20
Third Quarter	A$	0.83	A$	1.40
Fourth Quarter	A$	1.30	A$	1.98

Security details

As of March 2, 2011, there were 158,968,161 shares of our common stock issued and outstanding and 8,409,702 employee options that are exercisable for an equivalent number of shares of common stock (5,811,548 of which were exercisable or exercisable within 60 days thereafter). All of our issued and outstanding shares of common stock are fully paid.

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

Rule 144(b)

Because there is no public trading market for the shares in the United States, no sales in the United States under Rule 144 other than Rule 144(b)(1)(i) are likely to occur. Under Rule 144(b)(1)(i), a person who is not deemed to have been an affiliate of ours at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for between six months and one year may sell so long as the public information requirements of Rule 144 are satisfied, and, after one year, such person is entitled to sell the shares without having to comply with the manner of sale, public information or provisions of Rule 144. A person who is deemed an affiliate during the 90 days preceding the sale who has beneficially owned the shares proposed to be sold for at least six months may sell so long as the conditions of Rule 144 are met, including the manner of sale, public information, volume limitation and notice filing provisions of Rule 144.

Holders

Currently, CDN holds the majority of our shares on behalf of and for the benefit of the holders of CDIs. The balance of the shares are held by certain of our employees. Set out below is the aggregate number of our registered holders of CDIs and shares at the specific date below:

		Number of Holders that
	Total Number of	are United States
Date	Registered Holders	Residents

At March 2, 2011	1,628	10

Dividends

To date, we have not declared or paid any cash dividends on our shares or CDIs and currently intend to retain any future earnings, if any, for funding growth. We do not anticipate paying any dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Set out below are details of our Employee Option Plan as at December 31, 2010.

Equity Compensation Plan Information

	Number of Securities to be
	Issued Upon Exercise of	Weighted Average Exercise	Number of Securities
	Outstanding Options,	Price of Outstanding	Remaining for Future
Plan Category	Warrants and Rights	Options, Warrants and Rights	Issuance
		(A$)

Equity compensation plans approved by security holders	8,539,704	0.93	(1)
Equity compensation plans not approved by security holders(2)	—	—	(1)

Total	8,539,704	0.93

(1)	The number of employee options able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. The Listing Rules of ASX generally prohibit companies whose securities are quoted on the ASX from issuing securities exceeding 15% of issued share capital in any 12 month period, without stockholder approval.

(2)	On February 24, 2011 our Board of Directors approved the appointment of Mr. Paul Wright as a director and the Chief Executive Officer of the Company effective as of March 1, 2011. At the time of the Board’s approval of his appointment, the Board also approved a long term incentive to Mr. Paul Wright in the form of a grant of 2,300,000 market price employee options under the Company’s Employee Option Plan, subject to stockholder approval in relation to the proposed grant. The 2,300,000 employee options are proposed to be granted for no cash consideration and with an exercise price of A$1.38.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Exercise of Employee Stock Options

The table below sets forth the number of employee stock options exercised and the number of shares of common stock issued in the period from January 1, 2008 to December 31, 2010. We issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

	Number of Options
	Exercised and
	Corresponding Number
Period Ending	of Shares Issued	Option Exercise Price		Proceeds Received
				(A$)

2008
May, 2008	18,124	A$	0.35	5,047

2009
August, 2009	36,248	A$	0.31	11,221
September, 2009	25,374	A$	0.31	7,853
November, 2009	13,332	A$	0.89	11,865
November, 2009	25,373	A$	0.28	7,059
November, 2009	8,000	A$	0.70	5,600
November, 2009	30,000	A$	1.18	35,400

	138,327			78,998

2010
February, 2010	23,333	A$	0.89	20,766
February, 2010	20,000	A$	0.94	18,800
February, 2010	4,000	A$	0.50	2,000
February, 2010	18,124	US$	0.26	5,104
February, 2010	13,332	A$	1.18	15,732
February, 2010	18,124	US$	0.22	4,489
February, 2010	33,333		Nil	—
March, 2010	6,666	A$	0.89	5,933
March, 2010	6,666	A$	0.70	4,666
March, 2010	2,000	A$	0.94	1,880
May, 2010	12,500		Nil	—
June, 2010	6,667	A$	0.94	6,267
June, 2010	20,000	US$	0.22	4,040
August, 2010	25,374	US$	0.26	8,381
August, 2010	20,000	A$	1.18	23,600
August, 2010	13,332	A$	0.89	11,865
August, 2010	6,667	A$	0.94	6,267
September, 2010	13,333	A$	0.94	12,533
September, 2010	8,000	A$	0.70	5,600
September, 2010	16,666	A$	1.20	19,999
September, 2010	3,333	A$	0.94	3,133
October, 2010	960,560	US$	0.26	256,018
October, 2010	45,000	A$	1.18	53,100
October, 2010	100,000	A$	0.89	89,000
November, 2010	181,238	US$	0.26	47,430
November, 2010	28,000	A$	1.18	33,040
November, 2010	40,000	A$	0.89	35,600
November, 2010	21,333	A$	0.94	20,053

	1,667,581			715,296

The funds raised have been and will be used for working capital requirements including the continued development of our existing pipeline of point-of-care tests and to identify and develop additional tests.

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

The table below sets forth the restricted shares issued by the Company:

		Market Value of
	Number of Restricted	Restricted Shares
	Shares Issued	Issued

November, 2009	40,670	A$	69,952
May, 2010	581	A$	999
November, 2010	47,400	A$	74,892

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities in 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table represents our selected financial data for the dates and periods indicated.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	A$	A$	A$	A$	A$

Revenue
Revenue from products	$11,760,009	$132,733	$—	$—	$—
Revenue from services	6,420,027	2,850,071	3,121,754	—	—
Research and development income	—	1,337,125	1,170,190	1,192,015	2,654,280
Milestone payment	—	17,722,641	—	—	—

Total revenue	18,180,036	22,042,570	4,291,944	1,192,015	2,654,280
Operating costs & expenses
Cost of goods sold(1)	10,801,062	458,162	—	—	—
Cost of services	1,481,674	169,241	3,121,754	—	—
Research and development (2 and 3)	6,482,150	14,898,072	11,585,258	7,157,216	3,466,604
General and administrative(4)	7,185,550	5,635,569	5,510,127	4,226,757	2,511,182

Total operating costs & expenses	25,950,436	21,161,044	20,217,139	11,383,973	5,977,786

Profit/(loss) from operations	(7,770,400)	881,526	(15,925,195)	(10,191,958)	(3,323,506)
Other income/(expense)
Interest income	1,192,889	809,459	2,542,060	1,440,102	443,769
Interest expense	—	(9,636)	(9,489)	—	—
Fee income	—	—	1,131,222	—	—
Other	(33,014)	(250,886)	265,310	(210,382)	87,076

Total other income/(expense)	1,159,875	548,937	3,929,103	1,229,720	530,845
Net profit/(loss) before tax	(6,610,525)	1,430,463	(11,996,092)	(8,962,238)	(2,792,661)
Income tax benefit/(expense)	—	—	206	145,000	(163,000)

Net profit/(loss)	$(6,610,525)	$1,430,463	$(11,995,886)	$(8,817,238)	$(2,955,661)

	Years Ended December 31,
	2010	2009	2008	2007	2006
	A$	A$	A$	A$	A$

Basic net profit/(loss) per share	$(0.04)	$0.01	$(0.08)	$(0.07)	$(0.06)
Average weighted number of shares used as denominator in calculating basic net profit/(loss) per share	157,584,044	157,013,578	156,970,679	129,637,286	49,408,822
Diluted net profit/(loss) per share	$(0.04)	$0.01	$(0.08)	$(0.07)	$(0.06)
Average weighted number of shares used as denominator in calculating diluted net profit/(loss) per share	157,584,044	161,354,802	156,970,679	129,637,286	49,408,822

Notes:

1 Includes non-cash compensation expense (cost of goods sold)	$168,512	$21,207	$—	$—	$—
2 Net of research grant income in these amounts	$—	$—	$300,613	$872,513	$578,653
3 Includes non-cash compensation expense (research and development)	$859,551	$653,474	$661,497	$339,882	$147,373
4 Includes non-cash compensation expense (general and administrative)	$648,940	$404,090	$299,611	$277,833	$273,694

	Years Ended December 31,
	2010	2009	2008	2007	2006
	A$	A$	A$	A$	A$

Balance Sheet Data:
Cash and cash equivalents	23,271,766	31,291,011	28,334,864	41,958,285	30,184,756
Total assets	53,837,949	56,083,468	52,505,321	63,512,160	37,879,601
Long-term debt	—	—	—	—	—
Convertible preference shares(1)	—	—	—	—	—
Total stockholders’ (deficit) equity	47,219,079	51,314,002	48,703,230	59,749,624	35,281,927

(1)	Convertible preference shares were converted to shares of common stock immediately prior to the issue of shares in our initial public offering in Australian and concurrent US private placement in December 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our 2010 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages F-2 to F-10.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to our 2010 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Risk Management” on page F-10.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We refer you to the “Consolidated Balance Sheets”, “Consolidated Statements of Operations”, “Consolidated Statements of Stockholders’ Equity and Comprehensive Income”, “Consolidated Statements of Cash Flows”, and “Notes to Consolidated Financial Statements”, on pages F-13 through F-38, and “Report of Independent Registered Public Accounting Firm” on pages F-11 through F-12 of our Annual Report to Stockholders for the fiscal year ended December 31, 2010, which sections are incorporated by reference herein.

Supplementary Financial Information

The following is a summary of the unaudited quarterly results of operations:

	Year Ended December 31, 2010
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31
	A$	A$	A$	A$

Revenue
Revenue from products	$1,524,813	$1,359,584	$3,202,873	$5,672,739
Revenue from services	1,893,133	1,403,779	1,785,331	1,337,784
Research and development income	—	—	—	—
Milestone payment	—	—	—	—

Total revenue	3,417,946	2,763,363	4,988,204	7,010,523
Operating costs & expenses
Cost of goods sold(1)	1,538,436	1,936,716	3,136,390	4,189,520
Cost of services	246,064	247,190	376,398	612,022
Research and development (2 and 3)	1,554,227	1,799,551	1,543,482	1,584,890
General and administrative(4)	1,469,609	1,788,984	1,675,868	2,251,089

Total operating costs & expenses	4,808,336	5,772,441	6,732,138	8,637,521

Profit/(loss) from operations	(1,390,390)	(3,009,078)	(1,743,934)	(1,626,998)
Other income/(expense)
Interest income	305,019	327,949	289,296	270,625
Interest expense	—	—	—	—
Fee income	—	—	—	—
Other	(10,291)	153,984	(47,473)	(129,234)

Total other income/(expense)	294,728	481,933	241,823	141,391
Net profit/(loss) before tax	(1,095,662)	(2,527,145)	(1,502,111)	(1,485,607)
Income tax benefit/(expense)	—	—	—	—

Net profit/(loss)	$(1,095,662)	$(2,527,145)	$(1,502,111)	$(1,485,607)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Average weighted number of shares used as denominator	157,229,023	157,307,199	157,378,290	158,403,507

Notes:
1 Includes non-cash compensation expense (cost of goods sold)	$40,688	$45,051	$28,489	$54,284
2 Net of research grant income in these amounts	$—	$—	$—	$—
3 Includes non-cash compensation expense (research and development)	$245,968	$272,343	$172,215	$169,025
4 Includes non-cash compensation expense (general and administrative)
	$172,130	$219,029	$129,969	$127,812

	Year Ended December 31, 2009
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31
	A$	A$	A$	A$

Revenue
Revenue from products	$—	$—	$—	$132,733
Revenue from services	1,467,464	312,590	819,181	250,836
Research and development income	388,319	349,848	310,945	288,013
Milestone payment	—	—	—	17,722,641

Total revenue	1,855,783	662,438	1,130,126	18,394,223
Operating costs & expenses
Cost of goods sold(1)	—	—	—	458,162
Cost of services	14,835	47,285	80,136	26,985
Research and development(2)	3,233,635	4,104,205	3,681,701	3,878,531
General and administrative(3)	1,190,592	1,395,286	1,543,305	1,506,386

Total operating costs & expenses	4,439,062	5,546,776	5,305,142	5,870,064

Profit/(loss) from operations	(2,583,279)	(4,884,338)	(4,175,016)	12,524,159
Other income/(expense)
Interest income	267,074	193,184	161,041	188,160
Interest expense	(3,613)	(3,614)	(2,409)	—
Fee income	—	—	—	—
Other	(33,778)	52,265	5,368	(274,741)

Total other income/(expense)	229,683	241,835	164,000	(86,581)
Net profit/(loss) before tax	(2,353,596)	(4,642,503)	(4,011,016)	12,437,578
Income tax benefit/(expense)	—	—	—	—

Net profit/(loss)	$(2,353,596)	$(4,642,503)	$(4,011,016)	$12,437,578

Basic net profit/(loss) per share	$(0.01)	$(0.03)	$(0.03)	$0.08
Average weighted number of shares used as denominator in calculating basic net profit/(loss) per share	156,976,936	156,976,936	157,004,871	157,094,376
Diluted net profit/(loss) per share	$(0.01)	$(0.03)	$(0.03)	$0.08
Average weighted number of shares used as denominator in calculating diluted net profit/(loss) per share	156,976,936	156,976,936	157,004,871	161,828,109

Notes:
1 Includes non-cash compensation expense (cost of goods sold)	$—	$—	$—	$21,207
2 Includes non-cash compensation expense (research and development)	$95,997	$81,024	$229,637	$246,816
3 Includes non-cash compensation expense (general and administrative)	$44,451	$35,506	$172,253	$151,880

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  At the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Andrew Denver, Chairman and Interim Chief Executive Officer, and Salesh Balak, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Denver and Balak concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  During the fiscal quarter ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with the policies or procedures.

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this evaluation, our management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” on pages F-11 to F-12 of the Annual Report, which is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

/s/ Andrew Denver	/s/ Salesh Balak
Andrew Denver Principal Executive Officer	Salesh Balak Principal Financial Officer

March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We refer you to “Report of Independent Registered Public Accounting Firm” on pages F-11 to F-12 of our Annual Report to Stockholders for the fiscal year ended December 31, 2010, which are incorporated by reference herein, for the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding our directors and executive officers is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our Annual Meeting of Stockholders in 2011 (the “2011 Proxy Statement”) under the caption “Management of the Company.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act” is incorporated by reference to the 2011 Proxy Statement under the caption “Other Matters — Beneficial Ownership Reporting Compliance.”

We have adopted our Code of Ethics for Senior Financial Officers, a code of ethics that applies to our Principal Executive Officer and Principal Financial Officer. This code of ethics may be accessed and reviewed through our website at www.universalbiosensors.com. We intend to satisfy any disclosure requirement under item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for our Principal Executive Officer and Principal Financial Officer, by posting such information on our website at www.universalbiosensors.com

The information required by this item regarding any material changes to the procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to the 2011 Proxy Statement under the caption “Management of the Company — Board Committees — Remuneration and Nomination Committee.”

The information required by this item regarding our Audit Committee is incorporated by reference to the 2011 Proxy Statement under the caption “Management of the Company — Board Committees — Audit and Compliance Committee.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2011 Proxy Statement under the captions “Management of the Company — Compensation of Directors”, “Executive Compensation” and “Management of the Company — Board Committees — Compensation Committee Interlocks and Insider Participation.”

Discussions on the frequency of the shareholder advisory votes on executive compensation are incorporated by reference to the 2011 Proxy Statement under the caption “Executive Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The information regarding “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to our 2011 Proxy Statement under the caption “Executive Compensation — Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the 2011 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and “Management of the Company.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2011 Proxy Statement under the caption “Independent Public Accountants — Audit Fees.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)(1)	Financial Statements

The following financial statements are incorporated by reference from pages F-11 through F-38 of our Annual Report to Stockholders for the fiscal year ended December 31, 2010, as provided in Item 8 hereof:

(a)(2)	Financial Statement Schedules — Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

(a)(3)	and (b) Exhibits — Refer below.

Exhibit
Number	Description	Location

1.0	Underwriting Agreement, by and between Universal Biosensors, Inc. and Wilson HTM Corporate Finance Limited dated November 9, 2007.	Incorporated by reference to our Current Report on Form 8-K filed on November 16, 2007 as Exhibit 1.1.
3.1	Amended and restated articles of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.
3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.
10.1	License Agreement between LifeScan and Universal Biosensors, Inc effective April 1, 2002, as amended on October 25, 2007, December 5, 2005	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.1. October 2007 amendment incorporated by reference to our Form 10-Q filed on November 14, 2007 as Exhibit 10.2.

Exhibit
Number	Description	Location

10.2	Development and Research Agreement by and between Universal Biosensors, Inc and LifeScan, Inc dated April 1, 2002 as amended on October 29, 2007, June 1, 2007, December 7, 2005, December 21, 2004 and March 31, 2004	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.2. June 2007 amendment incorporated by reference to our Amendment No. 2 to Form 10 filed on June 12, 2007 as Exhibit 10.2. October 2007 amendment incorporated by reference to our Form 10-Q filed on November 14, 2007 as Exhibit 10.3.
10.3	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.
10.4	Lease of premises 1 Corporate Avenue, Rowville Victoria Australia by and between Universal Biosensors Pty Ltd and Heyram Properties Pty Ltd.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.5.
10.5	AusIndustry, R&D Start Program Agreement, effective February 25, 2005 (particular and general conditions)	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.6.
10.6	Employee Option Plan	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7
10.7	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8
10.8	Employment agreement between Universal Biosensors Pty Ltd and Mr. Garry Chambers effective April 1, 2006	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.9
10.9	Employment agreement between Universal Biosensors Pty Ltd and Dr Ronald Chatelier dated April 1, 2006	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.10
10.10	Employment agreement between Universal Biosensors Pty Ltd and Dr Alastair Hodges effective April 1, 2006	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.11
10.11	Employment agreement between Universal Biosensors Pty Ltd and Mr. Adrian Oates dated August 15, 2007	Incorporated by reference to our Form 10-K filed on March 16, 2010 as Exhibit 10.12
10.12	Master Services and Supply Agreement by and between Universal Biosensors Pty Ltd, Universal Biosensors, Inc. and LifeScan, Inc. dated October 29, 2007	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2007 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

Exhibit
Number	Description	Location

10.13	First Amendment to the Master services and Supply Agreement dated December 11, 2008 (which amends the Master Services and Supply Agreement by and between Universal Biosensors Pty Ltd, Universal Biosensors, Inc. and LifeScan, Inc. dated October 29, 2007 and filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q)	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2009 as Exhibit 10.14
10.14	Second Services Addendum - manufacturing Process Support (which amends the Master Services and Supply Agreement by and between Universal Biosensors Pty Ltd, Universal Biosensors, Inc. and LifeScan, Inc. dated October 29, 2007 incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2007 as Exhibit 10.1.)	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2009 as Exhibit 10.15
10.15	Advanced Care Enhanced Product Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.16	Fifth Amendment to Development and Research Agreement (which amends the Development and Research Agreement by and between Universal Biosensors, Inc. and LifeScan, Inc. dated April 1, 2002 and filed on April 30, 2007 as Exhibit 10.2 to our Form 10, the Amendment to the Development and Research Agreement filed on June 12 as Exhibit 10.2 to Amendment No. 2 to our Form 10 and the Amendment to Development and Research Agreement filed on November 14, 2007 as Exhibit 10.3 to our Quarterly Report on Form 10-Q.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.2.

Exhibit
Number	Description	Location

10.17	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement by and between Universal Biosensors Pty. Ltd., Universal Biosensors, Inc., and LifeScan, Inc. dated October 29, 2007 filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 as Exhibit 10.14 to our Annual Report on Form 10-K)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.18	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.4. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.19	Employment agreement between Universal Biosensors Pty Ltd and Mr. Andrew Denver dated September 9, 2010	Incorporated by reference to our Current Report on Form 8-K/A filed on December 22, 2010 as Exhibit 10.1.
13.0	Annual Report	Filed herewith
14.0	Code of Ethics	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.0
21.0	List of Subsidiaries	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 21.0
24.0	Power of Attorney	Included on signature page
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Biosensors, Inc.
(Registrant)

By:	/s/ Andrew Denver
Andrew Denver
Principal Executive Officer

Date: March 10, 2011

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Andrew Denver and Salesh Balak and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrew Denver Andrew Denver	Interim Chief Executive Officer and Chairman (Principal Executive Officer)	March 10, 2011

/s/ Salesh Balak Salesh Balak	Chief Financial Officer (Principal Financial Officer)	March 10, 2011

/s/ Denis Hanley Denis Hanley	Director	March 10, 2011

/s/ Andrew Jane Andrew Jane	Director	March 10, 2011

/s/ Elizabeth Wilson Elizabeth Wilson	Director	March 10, 2011

/s/ Colin Adam Colin Adam	Director	March 10, 2011

/s/ Marshall Heinberg Marshall Heinberg	Director	March 10, 2011

/s/ Paul Wright Paul Wright	Director	March 10, 2011

INDEX TO EXHIBITS

Exhibit
Number	Description	Location

1.0	Underwriting Agreement, by and between Universal Biosensors, Inc. and Wilson HTM Corporate Finance Limited dated November 9, 2007.	Incorporated by reference to our Current Report on Form 8-K filed on November 16, 2007 as Exhibit 1.1.
3.1	Amended and restated articles of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.
3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.
10.1	License Agreement between LifeScan and Universal Biosensors, Inc effective April 1, 2002, as amended on October 25, 2007, December 5, 2005	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.1. October 2007 amendment incorporated by reference to our Form 10-Q filed on November 14, 2007 as Exhibit 10.2.
10.2	Development and Research Agreement by and between Universal Biosensors, Inc and LifeScan, Inc dated April 1, 2002 as amended on October 29, 2007, June 1, 2007, December 7, 2005, December 21, 2004 and March 31, 2004	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.2. June 2007 amendment incorporated by reference to our Amendment No. 2 to Form 10 filed on June 12, 2007 as Exhibit 10.2. October 2007 amendment incorporated by reference to our Form 10-Q filed on November 14, 2007 as Exhibit 10.3.
10.3	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.
10.4	Lease of premises 1 Corporate Avenue, Rowville Victoria Australia by and between Universal Biosensors Pty Ltd and Heyram Properties Pty Ltd.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.5.
10.5	AusIndustry, R&D Start Program Agreement, effective February 25, 2005 (particular and general conditions)	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.6.
10.6	Employee Option Plan	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7
10.7	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8
10.8	Employment agreement between Universal Biosensors Pty Ltd and Mr. Garry Chambers effective April 1, 2006	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.9
10.9	Employment agreement between Universal Biosensors Pty Ltd and Dr Ronald Chatelier dated April 1, 2006	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.10

Exhibit
Number	Description	Location

10.10	Employment agreement between Universal Biosensors Pty Ltd and Dr Alastair Hodges effective April 1, 2006	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.11
10.11	Employment agreement between Universal Biosensors Pty Ltd and Mr. Adrian Oates dated August 15, 2007	Incorporated by reference to our Form 10-K filed on March 16, 2010 as Exhibit 10.12
10.12	Master Services and Supply Agreement by and between Universal Biosensors Pty Ltd, Universal Biosensors, Inc. and LifeScan, Inc. dated October 29, 2007	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2007 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.13	First Amendment to the Master services and Supply Agreement dated December 11, 2008 (which amends the Master Services and Supply Agreement by and between Universal Biosensors Pty Ltd, Universal Biosensors, Inc. and LifeScan, Inc. dated October 29, 2007 and filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q)	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2009 as Exhibit 10.14
10.14	Second Services Addendum - manufacturing Process Support (which amends the Master Services and Supply Agreement by and between Universal Biosensors Pty Ltd, Universal Biosensors, Inc. and LifeScan, Inc. dated October 29, 2007 incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2007 as Exhibit 10.1.)	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2009 as Exhibit 10.15
10.15	Advanced Care Enhanced Product Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

Exhibit
Number	Description	Location

10.16	Fifth Amendment to Development and Research Agreement (which amends the Development and Research Agreement by and between Universal Biosensors, Inc. and LifeScan, Inc. dated April 1, 2002 and filed on April 30, 2007 as Exhibit 10.2 to our Form 10, the Amendment to the Development and Research Agreement filed on June 12 as Exhibit 10.2 to Amendment No. 2 to our Form 10 and the Amendment to Development and Research Agreement filed on November 14, 2007 as Exhibit 10.3 to our Quarterly Report on Form 10-Q.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.2.
10.17	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement by and between Universal Biosensors Pty. Ltd., Universal Biosensors, Inc., and LifeScan, Inc. dated October 29, 2007 filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 as Exhibit 10.14 to our Annual Report on Form 10-K)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.18	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.4. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.19	Employment agreement between Universal Biosensors Pty Ltd and Mr. Andrew Denver dated September 9, 2010	Incorporated by reference to our Current Report on Form 8-K/A filed on December 22, 2010 as Exhibit 10.1.
13.0	Annual Report	Filed herewith
14.0	Code of Ethics	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.0
21.0	List of Subsidiaries	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 21.0
24.0	Power of Attorney	Included on signature page

Exhibit
Number	Description	Location

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith