Form 10-Q
period 2011-03-31
UNIVERSAL BIOSENSORS INC
filed 2011-05-05
CIK 1279695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 159,008,161 shares of Common Stock, U.S.$0.0001 par value, outstanding as of May 5, 2011.

UNIVERSAL BIOSENSORS, INC.

Universal Biosensors, Inc.
Item 1 Financial Statements
Consolidated Condensed Balance Sheets (Unaudited)

	March 31,	December 31,
	2011	2010
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	20,571,889	23,271,766
Inventories, net	3,059,242	3,191,093
Accounts receivable	1,485,448	3,588,798
Prepayments	555,448	303,181
Other current assets	1,085,998	356,196

Total current assets	26,758,025	30,711,034
Property, plant and equipment	32,830,029	32,713,280
Less accumulated depreciation	(10,404,682)	(9,586,365)

Property, plant and equipment — net	22,425,347	23,126,915

Total assets	49,183,372	53,837,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	278,125	1,764,364
Accrued expenses	1,598,722	2,099,477
Employee entitlements provision	684,057	596,294

Total current liabilities	2,560,904	4,460,135
Non-current liabilities:
Asset retirement obligations	2,040,214	1,998,060
Employee entitlements provision	151,356	160,675

Total non-current liabilities	2,191,570	2,158,735

Total liabilities	4,752,474	6,618,870

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2011 (2010: nil)
Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 159,008,161 shares in 2011 (2010: 158,871,495)	15,901	15,887
Additional paid-in capital	77,293,754	77,034,717
Accumulated deficit	(29,533,213)	(22,922,688)
Current year earnings/(loss)	(3,047,232)	(6,610,525)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	44,430,898	47,219,079

Total liabilities and stockholders’ equity	49,183,372	53,837,949

See accompanying notes to the financial statements

Universal Biosensors, Inc.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2011	2010
	A$	A$

Revenue
Revenue from products	$3,319,401	$1,524,813
Revenue from services	245,920	1,893,133

Total revenue	3,565,321	3,417,946
Operating costs & expenses
Cost of goods sold (1)	3,492,052	1,538,436
Cost of services	63,519	246,064
Research and development (2 and 3)	1,747,507	1,554,227
General and administrative (4)	1,405,358	1,469,609

Total operating costs & expenses	6,708,436	4,808,336

Profit/(loss) from operations	(3,143,115)	(1,390,390)
Other income/(expense)
Interest income	224,875	305,019
Interest expense	—	—
Fee income	—	—
Other	(128,992)	(10,291)

Total other income/(expense)	95,883	294,728
Net profit/(loss) before tax	(3,047,232)	(1,095,662)
Income tax benefit/(expense)	—	—

Net profit/(loss)	$(3,047,232)	$(1,095,662)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Average weighted number of shares used as denominator	158,952,569	157,229,023

Notes :

1 Includes non-cash compensation expense (cost of goods sold)	$20,428	$40,688
2 Net of research grant income in these amounts	$—	$—
3 Includes non-cash compensation expense (research and development)	$99,114	$245,968
4 Includes non-cash compensation expense (general and administrative)	$73,383	$172,130
See accompanying notes to the financial statements.

Universal Biosensors, Inc.
Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

			Additional		Other	Total
	Ordinary shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
		A$	A$	A$	A$	A$

Balances at January 1, 2010	157,155,933	15.716	74,566,698	(22,922,688)	(345,724)	51,314,002
Comprehensive income
Gain on derivatives and hedges, net of tax	—	—	—	—	47,412	47,412
Net loss	—	—	—	(1,095,662)	—	(1,095,662)

Total Comprehensive income						(1,048,250)

Exercise of stock options issued to employees	145,578	14	79,356	—	—	79,370
Shares issued to employees	—			—	—	—
Stock option expense	—	—	458,786	—	—	458,786

Balances at March 31, 2010	157,301,511	15,730	75,104,840	(24,018,350)	(298,312)	50,803,908

Balances at January 1, 2011	158,871,495	15,887	77,034,717	(29,533,213)	(298,312)	47,219,079
Comprehensive income
Gain on derivatives and hedges, net of tax	—	—	—	—	—	—
Net loss	—	—	—	(3,047,232)	—	(3,047,232)

Total Comprehensive income						(3,047,232)

Exercise of stock options issued to employees	136,666	14	66,112	—	—	66,126
Shares issued to employees	—	—	—	—	—	—
Stock option expense	—	—	192,925	—	—	192,925

Balances at March 31, 2011	159,008,161	15,901	77,293,754	(32,580,445)	(298.312)	44,430,898

See accompanying notes to the financial statements.

Universal Biosensors, Inc.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2011	2010
	A$	A$

Cash flows from operating activities:
Net loss	(3,047,232)	(1,095,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment of plant & equipment	821,660	725,400
Share based payments expense	192,925	458,786
Loss on fixed assets disposal	4,669	—
Change in assets and liabilities:
Inventory	131,851	81,160
Accounts receivables	2,295,850	(2,472,125)
Prepaid expenses and other current assets	(1,145,187)	(460,932)
Employee entitlements	78,444	40,386
Accounts payable and accrued expenses	(1,434,070)	87,852

Net cash provided by/(used in) operating activities	(2,101,090)	(2,635,135)

Cash flows from investing activities:
Instalment payments to acquire plant and equipment	—	(811,303)
Purchases of property, plant and equipment	(664,913)	(154,448)

Net cash used in investing activities	(664,913)	(965,751)

Cash flows from financing activities:
Proceeds from stock options exercised	66,126	79,370

Net cash provided by/(used in) financing activities	66,126	79,370

Net increase/(decrease) in cash and cash equivalents	(2,699,877)	(3,521,516)
Cash and cash equivalent at beginning of period	23,271,766	31,291,011

Cash and cash equivalents at end of period	20,571,889	27,769,495

See accompanying notes to the financial statement

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Organization of the Company
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
     We have developed a blood glucose test (used in the management of diabetes) with LifeScan. We commenced manufacture of the blood glucose test strips for this test in our facility in Corporate Avenue, Rowville, Melbourne, in December 2009. This test was initially launched by LifeScan in the Netherlands in January 2010. Since then, the test has been launched in Australia, France, Italy, Germany, the United Kingdom, Ireland, Spain and Portugal under the trade name “One Touch Verio®”. We act as a non-exclusive manufacturer of the blood glucose test strips. In the future, we expect that LifeScan will manufacture all or a large proportion of its own requirements. Subject to mutually agreed terms, we intend to develop other tests for LifeScan in the field of diabetes and blood glucose management.
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

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2010, included in the Form 10-K of Universal Biosensors, Inc.
     The year-end condensed balance sheet data as at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
Basis of Presentation
     These financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts are expressed in Australian dollars (“AUD” or “A$”) unless otherwise stated.
     The Company’s financial statements have been prepared assuming the Company will continue as a going concern. We rely largely on our existing cash and cash equivalents balance and operating cash flow to provide for the working capital needs of our operations. We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. However, in the event, our financing needs for the foreseeable future are not able to be met by our existing cash and cash equivalents balance and operating cash flow, we would seek to raise funds through public or private equity offerings, debt financings, and through other means to meet the financing requirements. There is no assurance that funding would be available at acceptable terms, if at all.
     During 2010, the Company and its wholly owned subsidiary Universal Biosensors Pty Ltd (collectively referred to as “Universal Biosensors” or “the Group”) ceased to be a development stage enterprise as it has established its commercial scale manufacturing and is generating revenue from its manufacturing operations.
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
Concentration of Credit Risk and Other Risks and Uncertainties
     Cash and cash equivalents and accounts receivables consists of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the balance sheet. The Company’s cash and cash equivalents are invested with two of Australia’s four largest banks. The Company is exposed to credit risk in the event of default by the banks holding the cash or cash equivalents to the extent of the amount recorded on the balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company has not identified any collectability issues with respect to receivables.
Derivative Instruments and Hedging Activities
Derivative financial instruments
     The Company may use derivative financial instruments to hedge its exposure to foreign exchange arising from operating, investing and financing activities. The Company does not hold or issue derivative financial instruments for trading purposes. However, derivatives that do not qualify for hedge accounting are accounted for as trading instruments.
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
Cash flow hedges
     Exposure to foreign exchange risks arises in the normal course of the Company’s business and it is generally the Company’s policy to use forward exchange contracts to hedge anticipated sales and purchases in foreign currencies. The amount of forward cover taken is in accordance with approved policy and internal forecasts.
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

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Inventory
     Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and estimated costs necessary to make the sale. Inventories are principally determined under the average cost method which approximates cost. Cost comprises direct materials, direct labour and an appropriate portion of variable and fixed overhead expenditure, the latter being allocated on the basis of normal operating capacity. Cost also includes the transfer from equity of any gains/losses on qualifying cash flow hedges relating to purchases of raw material. Costs of purchased inventory are determined after deducting rebates and discounts.

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010
	A$	A$

Raw materials — at cost	2,798,689	2,798,045
Work in progress — at cost	77,639	188,629
Finished goods — at cost	182,914	204,419

	3,059,242	3,191,093

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

	March 31, 2011	December, 31 2010
	A$	A$

Plant and equipment	15,951,220	15,110,554
Leasehold improvements	8,831,425	8,810,036
Capital work in process	8,047,384	8,792,690

	32,830,029	32,713,280
Accumulated depreciation	(10,404,682)	(9,586,365)

Property, plant & equipment, net	22,425,347	23,126,915

     Capital work in process relates to assets under construction and comprises primarily of specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represents the percentage of expenditure that has been completed, and once the assets are placed into service the Company begins depreciating the respective assets. The accumulated amortisation of capitalised leasehold improvements for the three month period ended March 31, 2011 and for fiscal year ended December 31, 2010 was A$4,452,057 and A$4,090,724, respectively.

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
     The Company receives Victorian government grants under certain research agreements to purchase plant and equipment. Plant and equipment is presented net of the government grant of A$624,875 at March 31, 2011 and A$449,875 at December 31, 2010. The grants are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grants received in advance of the relevant expenditure are treated as deferred income and included in Current Liabilities on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under research agreements are recorded as Currents Assets on the balance sheet.
     Depreciation expense was A$821,660 and A$725,400 for the three months ended March 31, 2011 and 2010, respectively.
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
     Research and development expenses for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	A$	A$

Research and development expenses	1,747,507	1,554,227
Research grants received recognized against related research and development expenses	—	—

Research and development expenses as reported	1,747,507	1,554,227

Income Taxes
     The Company applies ASC 740 — Income Taxes which establishes financial accounting and reporting standards for the effects of income taxes that result from a company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     Where it is more likely than not that some portion or all of the deferred tax assets will not be realized the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. At present there is a full valuation allowance recognized.
     We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to the 2009 financial year have been filed. Internationally, consolidated income tax returns up to the 2009 financial year have been filed.
Asset Retirement Obligations
     Asset retirement obligations (“ARO”) are legal obligations associated with the retirement and removal of long-lived assets. ASC 410 — Asset Retirement and Environmental Obligations requires entities to record the fair value of a liability

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
for an asset retirement obligation when it is incurred. When the liability is initially recorded, the Company capitalizes the cost by increasing the carrying amounts of the related property, plant and equipment. Over time, the liability increases for the change in its present value, while the capitalized cost depreciates over the useful life of the asset. The Company derecognizes ARO liabilities when the related obligations are settled.
     The ARO is in relation to our premises where in accordance with the terms of the lease, the lessee has to restore part of the building upon vacating the premises.
     Our overall ARO changed as follows:

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010
	A$	A$

Opening balance at January 1	1,998,060	1,842,547
Accretion expense	42,154	155,513

Ending balance at December 31	2,040,214	1,998,060

Fair Value of Financial Instruments
     The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The estimated fair value of all other amounts has been determined, depending on the nature and complexity of the assets or the liability, by using one or all of the following approaches:
•	Market approach — based on market prices and other information from market transactions involving identical or comparable assets or liabilities.

•	Cost approach — based on the cost to acquire or construct comparable assets less an allowance for functional and/or economic obsolescence.

•	Income approach — based on the present value of a future stream of net cash flows
     These fair value methodologies depend on the following types of inputs:
•	Quoted prices for identical assets or liabilities in active markets (Level 1 inputs)

•	Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active or are directly or indirectly observable (Level 2 inputs)

•	Unobservable inputs that reflect estimates and assumptions (Level 3 inputs)
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
Revenue Recognition
Revenue from products and services and milestone payment
     The revenue from products and the milestone payment are part of an arrangement with multiple deliverables. Universal Biosensors and LifeScan are parties to a Master Services and Supply Agreement which was originally entered into in October 29, 2007 and which contains the terms pursuant to which Universal Biosensors Pty Ltd would provide certain services in the field of blood glucose monitoring to LifeScan and would generally act as a non-exclusive manufacturer of blood glucose test strips. On May 15, 2009, the agreement was amended and restated.
     The Master Services and Supply Agreement may be terminated as a result of a party defaulting on its material obligations, a party becoming insolvent, at LifeScan’s option after paying a lump sum service fee, or as a result of other factors detailed in the Master Services and Supply Agreement.
     Revenue received under the Master Services and Supply Agreement was recognised in accordance with ASC 605-25 which was issued by the FASB in October 2009 and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company elected to early adopt the provisions of ASC 605-25 as of January 1, 2009 as there was a material modification to the Master Services and Supply Agreement in May 2009. Since there were no amounts recognized in the financial statements relating to the deliverables under the arrangement for the previous three quarters in 2009, there was no impact on previously filed financial statements during that year.
     Revenue is earned under the arrangement described above as follows:
•	milestone payment. The Company received a milestone payment in December 2009;
•	contract manufacturing. One of two pricing methodologies will apply depending on whether we are manufacturing above or below a specified quantity of blood glucose tests strips in a quarter. If less than the specified quantity of test strips is produced within a quarter, we are considered to be in the “interim costing period”. In the interim costing period, the Company is not expected to generate manufacturing profit, but is expected to recover most of its glucose manufacturing costs. As manufactured volumes increase beyond the specified quantity of blood glucose test strips per quarter, the interim costing period will cease to apply and a different pricing methodology will apply, at which time we expect our blood glucose manufacturing operations to be profitable. We were in the interim costing period during the first quarter of 2011; and
•	product enhancement. A service fee based on the number of strips sold by LifeScan is payable to us as an ongoing reward for our services and efforts to enhance the product.
     The milestone payment is considered a separate unit of accounting as it has stand-alone value to LifeScan on the basis that subsequent to receiving regulatory approval to market this product, LifeScan can manufacture and sell the product on an ongoing basis without involving us. There are no other activities related to this deliverable and consideration is contingent upon regulatory approval. The best estimate of selling price is commensurate with the efforts expended over a number of years plus a reasonable margin to assist LifeScan to achieve the agreed deliverable.
     Contract manufacturing of the strip by us is considered a separate unit of accounting as it has stand-alone value to LifeScan as these will be on-sold by LifeScan to its customers. We generally act only as a non-exclusive manufacturer of the blood glucose test strips we developed for LifeScan. There are no general rights of return of the delivered item. There are no other activities related to this deliverable. Consideration is contingent upon receiving firm purchase orders from LifeScan. The best estimate of selling price for contract manufacturing and ongoing efforts to enhance the product has been based on expected costs plus a reasonable margin at normalized volumes.

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
     The ongoing efforts to enhance the product is considered a separate unit of accounting as it has stand-alone value to LifeScan as it increases the marketability of the product. There are no general rights of return of the delivered item. There are no other activities related to this deliverable. Consideration is contingent upon the sale of the strips by LifeScan. The best estimate of selling price for this deliverable is based on the expected efforts required to achieve this deliverable plus a reasonable margin.
     All consideration within the contract is contingent. The remaining undelivered items are not priced at a significant incremental discount to the delivered items. Revenue for each deliverable will be recognized as each contingency is met and the consideration becomes fixed and determinable. Revenue for contract manufacturing is recognised in accordance with generally accepted accounting principles as outlined in ASC 605-10-S99, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Revenue for ongoing efforts to enhance the product is also recognised in accordance with ASC 605-10-S99 when the final product is sold by LifeScan.
     Management has concluded that the core operations of the Company are expected to be the research and development activities, commercial manufacture of approved medical or testing devices and the provision of services such as those specified under the Master Services and Supply Agreement including contract research work. The Company’s ultimate goal is to utilize the underlying technology and skill base for the development of a marketable product that the Company will manufacture. The Company considers the income received from the milestone payment, contract manufacturing and the ongoing efforts to enhance the product indicative of its core operating activities or revenue producing goals of the Company, and as such have accounted for this income as “Net sales and gross revenues”.
     We perform other services for LifeScan from time to time based on their requirements. There are different arrangements for each service being provided. Revenue recognition principles are assessed for each new contractual arrangement and the appropriate accounting is determined for each service. Revenues received in advance of performing the services are treated as deferred income and included in liabilities on the balance sheet as the Group has not earned these amounts until the relevant services have been performed. We recognize revenue from these services, other than as already detailed above, on the following basis:
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

(2)	on a proportional performance basis where revenues is related to costs incurred in providing the services required under the contract

The proportional performance method used to recognize revenue is appropriate as the contract amount was

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
determined prior to the commencement of the service, LifeScan receives value as the services are performed and LifeScan need not re-perform the services that it has already received from the Company should the service arrangement be terminated.
Interest revenue
     Interest revenue is recognized as it accrues, taking into account the effective yield on the cash and cash equivalents.
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
     The Company has recorded foreign currency transaction losses of A$111,103 and A$29,468 for the three month period ended March 31, 2011 and 2010, respectively.
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
     On consolidation, exchange differences arising from the translation of any net investment in foreign entities are taken to the Accumulated Other Comprehensive Income.
Commitments and Contingencies
     Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at March 31, 2011 and December 31, 2010.

Universal Biosensors, Inc.
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
Leased Assets
     All of the Company’s leases are considered operating leases. The costs of operating leases are charged to the statement of operations on a straight-line basis over the lease term.
Stock-based Compensation
     As of January 1, 2006, the Company adopted ASC 718, using the modified prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and amortization of the fair value over the vesting period of the award. The Company has elected to use the straight-line method of amortization. Under the modified prospective method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of ASC 718 shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Trinomial Lattice model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under ASC 718, as amended by ASC 718. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under ASC 718. There were no transitional adjustments on adoption of ASC 718.
     In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these option grants issued during the 2010 financial year and for the three month period ended March 31, 2011 were:

	Grant Date
	Mar-11	Nov-10	Nov-10	Feb-10
Exercise Price (A$)	1.37	Nil	1.58	1.60
Share Price at Grant Date (A$)	1.37	1.58	1.58	1.60
Volatility	70%	72%	72%	77%
Expected Life	7 years	7 years	7 years	7 years
Risk Free Interest Rate	5.36%	5.27%	5.27%	5.34%
Fair Value of Option (A$)	0.83	1.58	0.96	0.99
     Stock option activity during the current period is as follows:

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

		Weighted average
		exercise price
	Number of shares	A$
Balance at December 31, 2010	8,539,704	0.93

Granted	367,000	1.37
Exercised	(136,666)	0.51
Lapsed	(104,335)	1.46

Balance at March 31, 2011	8,665,703	0.95

     The number of options exercisable as at March 31, 2011 and December 31, 2010 was 5,721,548 and 5,908,214, respectively.
     As of March 31, 2011, there was A$1,580,140 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2011 — remaining periods	938,879
2012	506,984
2013	125,080
2014	9,197

1,580,140

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
Net Profit/(Loss) per Share and Anti-dilutive Securities
     Basic and diluted net profit/(loss) per share is presented in conformity with ASC 260 — Earnings per Share. Basic and diluted net profit/(loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Other than in a profit making year, the potentially dilutive options issued under the Universal Biosensors Employee Option Plan were not considered in the computation of diluted net profit/(loss) per share because they would be anti-dilutive given the Company’s loss making position.
Total Comprehensive Income
     The Company follows ASC 220 — Comprehensive Income. Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income and cumulative translation adjustments.
Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
“Improving Disclosures about Fair Value Measurements.” This ASU requires certain new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
     On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
     In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 — 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The adoption of this ASU did not have a material impact on its financial position or results of operations.
     In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of ASU 2010-13 did not have a material impact on the Company’s consolidated financial statements.
Related Party Transactions
     Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, are set out below:
     Based on the latest Amendment to Schedule 13G filed on February 10, 2011, Johnson & Johnson and Johnson and Johnson Development Corporation beneficially owned approximately 11% of the Company’s shares.
     The following transactions occurred with LifeScan, a wholly owned subsidiary of Johnson & Johnson:

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

	Three Months Ended March 31,
	2011	2010
	A$	A$

Current Receivables
Sale of goods	1,201,986	800,071
Sale of services	90,962	1,642,417

	1,292,948	2,442,488

Revenue
Revenue from products	3,319,401	1,524,813
Revenue from services	245,920	1,893,133

	3,565,321	3,417,946

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
Our Business
     We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. The blood test devices we are developing comprise a novel disposable test strip and a reusable meter. These simple to use portable test devices require a finger prick of blood and are designed to be used by the patient (at the “point-of-care”) to provide accurate and quick results to enable a new treatment or an existing treatment to be immediately reviewed.
     We use our technology base to develop electrochemical-cell based tests.
     We have developed a blood glucose test (used in the management of diabetes) with LifeScan, Inc. (“LifeScan US”), an affiliate of Johnson & Johnson. We commenced manufacture of the blood glucose test strips for this test in our facility in Corporate Avenue, Rowville, Melbourne, in December 2009. This test was launched by LifeScan US initially in the Netherlands in January 2010 and has subsequently been launched in Australia, France, Italy, Germany, the United Kingdom, Ireland, Spain and Portugal under the trade name “One Touch Verio®”. We act as a non-exclusive manufacturer of the blood glucose test strips. LifeScan US and its affiliates (collectively referred to as “LifeScan”) will establish their own manufacturing capability and, in the future, are likely to manufacture all or a large proportion of their own requirements. Subject to mutually agreed terms, we intend to develop other tests for LifeScan in the field of diabetes and blood glucose management.
     We are working on a prothrombin time test for monitoring the therapeutic range of the anticoagulant warfarin based on measuring activity of the enzyme thrombin. We are developing a D-dimer test on our immunoassay platform for the detection and monitoring of several conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). We are developing a C-reactive protein test on our immunoassay platform to assist in the diagnosis and management of inflammatory conditions. We are also developing other tests using the electrochemical cell technology. We do not currently intend to establish our own sales and marketing force to commercialize any of the non-blood glucose products which we develop. Rather, our efforts are focused on establishing collaborative partnerships for the tests derived from the platform. In the second half of 2009 we commenced business development efforts to establish partnerships in fields outside the area of blood glucose and diabetes. To date we have not secured a partnership and cannot predict with any certainty if or when our efforts might be successful.
Results of Operations
Manufacture of Products

Universal Biosensors, Inc.
     In November 2009, LifeScan received initial regulatory clearance to sell their blood glucose product which we developed with them. We commenced manufacture of the blood glucose test strips required for this product in our facility in Rowville, Melbourne, in December 2009. This test was launched by LifeScan initially in the Netherlands in January 2010 and has subsequently been launched in Australia, France, Italy, Germany, the United Kingdom, Ireland, Spain and Portugal under the trade name “One Touch Verio®”. The manufacturing results of the blood glucose test strips during the respective periods are as follows:

	Three Months Ended March 31,
	2011	2010

	A$	A$

Revenue from products	3,319,401	1,524,813
Cost of goods sold	(3,492,052)	(1,538,436)

	(172,651)	(13,623)

     Pursuant to the agreement we have with LifeScan, one of two pricing methodologies will apply depending on whether we are manufacturing above or below a specified quantity of blood glucose tests strips in a quarter. If less than the specified quantity of test strips is produced within a quarter, we are considered to be in the “interim costing period”. In the interim costing period, the Company is not expected to generate any profit from the manufacture of test strips, but is expected to recover most of its glucose manufacturing costs. As manufactured volumes increase beyond the specified quantity of blood glucose test strips per quarter, the interim costing period will cease to apply and a different pricing methodology will apply, at which time we expect our blood glucose manufacturing operations to be profitable. We were in the interim costing period during the three months ended March 31, 2011 and 2010.
Services Performed
     We provide various services to LifeScan. The revenue is grouped into the following categories:
•	Contract research and development — we undertake contract research and development in the area of diabetes management for LifeScan;

•	Product enhancement — a service fee based on the number of strips sold by LifeScan is payable to us as an ongoing reward for our services and efforts to enhance the product;

•	Other services — ad-hoc services provided on an agreed basis based on LifeScan’s requirements.
     There are different arrangements for each service being provided. The net contribution during the respective periods in relation to the provision of services is as follows:

	Three Months Ended March 31,
	2011	2010

	A$	A$

Revenue from services	245,920	1,893,133
Cost of services	(63,519)	(246,064)

	182,401	1,647,069

     The net contribution during the three months ended March 31, 2011 has decreased by 89% compared to the same period in the previous financial year. The primary reason for the decrease is that whilst in 2010, we had commenced agreed upon contract research and development on behalf of LifeScan, we are still discussing the scope and terms of the contract research and development to be undertaken by us during the 2011 financial year. There is no guarantee that we will be awarded a research and development contract by LifeScan for the 2011 financial year.
Research and Development Expenses
     Research and development expenses are related to developing electrochemical cell platform technologies. Research and development expenses consist of costs associated with research activities, as well as costs associated with our product

Universal Biosensors, Inc.
development efforts, including pilot manufacturing costs. Research and development expenses include:
•	consultant and employee related expenses, which include consulting fees, salary and benefits;

•	materials and consumables acquired for the research and development activities;

•	external research and development expenses incurred under agreements with third party organizations and universities; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.
     Our research and development activities can be described as follows:
(a) Blood glucose
     In 2009, we completed the research and development efforts relating to the first blood glucose test which we undertook for LifeScan.
     There are other blood glucose research and development activities undertaken by us from time to time on behalf of LifeScan. These are recorded under the caption “Cost of Services” as these are specifically funded by LifeScan, the revenue for which is recorded under “Revenue from Services”.
(b) Blood coagulation
     Since 2005, we have undertaken development work on a prothrombin time test for monitoring the therapeutic range of the anticoagulant, warfarin, based on measuring activity of the enzyme thrombin. A working prototype has been developed. We expect product validation for this test during 2011.
(c) Immunoassay
     We are developing a C-reactive protein test on our immunoassay platform to assist in the diagnosis and management of inflammatory conditions. Development work on this project has been undertaken since 2004. A prototype on this test has been developed.
     We are also developing a D-dimer test on our immunoassay platform for the detection and monitoring of several conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). Development work on this project has been undertaken since early 2008.
     These tests illustrate the ability for the electrochemical cell platform technology to be expanded to a range of immunoassay tests.
(d) DNA/RNA
     We have undertaken some early stage feasibility work assessing the possibility of using DNA binding chemistries to build a strip test for DNA, RNA and as a possible alternative method for improving the sensitivity of protein assays. This concept work is at an early stage and may not yield any positive results. In the event the feasibility shows promise, we would need to negotiate suitable licence terms to access the technology.
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
     Research and development expenses for the respective periods are as follows:

Universal Biosensors, Inc.

	Three Months Ended March 31,
	2011	2010

	A$	A$

Research and development expenses	1,747,507	1,554,227

     Research and development expenditure increased by 12% during the three months ended March 31, 2011 compared to the same period previous financial year and reflects the development stage of one of our research and development projects being undertaken this financial year. The prothrombin time test project is in the final stages of the development phase and is targeted to be ready for regulatory approval during the first quarter of 2012. Additional costs are incurred in the final stages of the development phase of any research and development activity, including the prothrombin time test, as validation and testing of the test product increases. None of our research and development projects were in an advanced stage during the same period previous financial year.
     While it is entirely within our control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.
     In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party will direct and potentially fund the research and development activities.
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
General and administrative expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2011	2010

	A$	A$

General and administrative expenses	1,405,358	1,469,609

     General and administrative expenses remained flat during the three months ended March 31, 2011 compared to the same period previous financial year.
Interest Income
     Interest income decreased by 26% during the three months ended March 31, 2011 compared to the same period previous financial year. The decrease in interest income is attributable to the lower amounts of funds invested.
Critical Accounting Estimates and Judgments
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the

Universal Biosensors, Inc.
     United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.
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
(a) Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred.
     In addition, the Company enters into arrangements which contain multiple revenue generating activities. The revenue for these arrangements is recognized as each activity is performed or delivered, based on the relative fair value and the allocation of revenue to all deliverables based on their relative selling price. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocation of revenue to deliverables, vendor-specific objective evidence, third-party evidence of selling price and best estimate of selling price. The Company’s process for determining its best estimate of selling price for deliverables without vendor-specific objective evidence or third-party evidence of selling price involves management’s judgment. The Company’s process considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable.
(b) Stock-Based Compensation
     We account for stock-based employee compensation arrangements using the modified prospective method as prescribed in accordance with the provisions of ASC 718 — Compensation — Stock Compensation.
     Each of the inputs to the Trinomial Lattice model is discussed below.
Share Price at Valuation Date
     The value of the options granted in 2008 and 2009 have been determined using the average closing price of the Company’s common stock on the ASX on the five days on which the Company’s common stock has traded prior to the approval of grant. The value of the options granted since 2010 has been determined using the closing price of our common stock trading in the form of CDIs on ASX at the time of grant of the options. The ASX is the only exchange upon which our securities are quoted.
Volatility
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

Universal Biosensors, Inc.
(c) Research and Development Expenditure
     We receive grant funding under state and government research grant agreements to undertake work on the applicable grant programs. In order to receive the grant funding, our existing grant agreements require us to incur specified eligible expenditure in the conduct of the applicable grant program. There are circumstances where grant funding may not be payable and there are certain limited circumstances, such as when we fail to use our best endeavors to commercialize the program within a reasonable time of completion of the program or upon termination of a grant due to our breach of the agreement or our insolvency, where we may be required to repay some or all of the research grants. To date we have not been requested to repay any of our grant monies. The grants are recognized against the related research and development expenses as and when the relevant research expenditure is incurred.
(d) Income Taxes
     We apply ASC 740 — Income Taxes which establishes financial accounting and reporting standards for the effects of income taxes that result from a company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     Where it is more likely than not that some portion or all of the deferred tax assets will not be realized the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized.
(e) Impairment of Long-Lived Assets
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
Financial Condition, Liquidity and Capital Resources
Net Financial Assets/(Liabilities)
     Our net financial assets/(liabilities) position is shown below:

Universal Biosensors, Inc.

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010

	A$	A$

Financial assets:
Cash and cash equivalents	20,571,889	23,271,766
Accounts receivables	1,485,448	3,588,798
Other	793,840	310,000

Total financial assets	22,851,177	27,170,564

Debt:
Short and long term debt/borrowings	—	—

Total debt	—	—

Net financial assets	22,851,177	27,170,564

     We rely largely on our existing cash and cash equivalents and operating cash flow to provide for the working capital needs of our operations. We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. However, in the event, our financing needs for the foreseeable future are not able to be met by our existing cash and cash equivalents and operating cash flow, we would seek to raise funds through public or private equity offerings, debt financings, and through other means to meet the financing requirements. There is no assurance that funding would be available at acceptable terms, if at all.
Measures of Liquidity and Capital Resources
     The following table provides certain relevant measures of liquidity and capital resources:

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010

	A$	A$

Cash and cash equivalents	20,571,889	23,271,766
Working capital	24,197,121	26,250,899
Ratio of current assets to current liabilities	10.45 : 1	6.89 : 1
Shareholders’ equity per common share	0.28	0.30
     The changes in cash and cash equivalents and working capital from December 31, 2010 to March 31, 2011 was primarily due to the timing of cash receipts, payments, sales and accruals in the ordinary course of business. We have not identified any collectability issues with respect to receivables.
Summary of Cash Flows

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010

	A$	A$

Cash provided by/(used in):
Operating activities	(2,101,090)	(6,414,248)
Investing activities	(664,913)	(2,320,293)
Financing activities	66,126	715,296

Net increase/(decrease) in cash and cash equivalents	(2,699,877)	(8,019,245)

     Our net cash used in operating activities during the three months ended March 31, 2011 was primarily for our research and development projects.

Universal Biosensors, Inc.
     Our net cash used in investing activities for all years is primarily for the purchase of various plant and equipment and fit out of our facilities.
     Our net cash provided by financing activities is primarily proceeds received from employees exercising their options.
Off-Balance Sheet Arrangement
     The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2011 are:

A$
Less than 1 year	542,145
1 – 3 years	1,131,903
3 – 5 years	—
More than 5 years	—

Total minimum lease payments	1,674,048

     The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.
Contractual Obligations
     Our future contractual obligations at March 31, 2011 were as follows:

	Payments Due By Period
	Total	Less than 1	1 – 3 years	3 – 5 years	More than 5

	A$	A$	A$	A$	A$

Long-Term Debt Obligations	—	—	—	—	—
Asset Retirement Obligations (1)	2,040,214	—	2,040,214	—	—
Operating Lease Obligations (2)	1,674,048	542,145	1,131,903	—	—
Purchase Obligations (3)	4,769,325	4,769,325	—	—	—
Other Long-Term Liabilities on Balance Sheet under GAAP (4)	151,356	—	81,739	67,240	2,377

Total	8,634,943	5,311,470	3,253,856	67,240	2,377

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.

(2)	Our operating lease obligations relate primarily to the lease of our premises.

(3)	Represents outstanding purchase orders

(4)	Represents long service leave owing to the employees.
Segments
     We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work. We operate predominantly in one geographical area — Australia.

Universal Biosensors, Inc.
Item 3 Quantitative and Qualitative Disclosures About Market Risk
Financial Risk Management
     The overall objective of our financial risk management program is to seek to minimize the impact of foreign exchange rate movements and interest rate movements on our earnings. We manage these financial exposures through operational means and by using financial instruments. These practices may change as economic conditions change.
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
     As at balance sheet date, there were no open derivatives.
Interest Rate Risk
     Since the majority of our cash and cash equivalents investments are in AUD, our exposure to interest income is affected by changes in the general level of Australian interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Our investment portfolio is subject to interest rate risk but due to the short duration of our investment portfolio, we believe an immediate 10% change in interest rates would not be material to our financial condition or results of operations.

Universal Biosensors, Inc.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. At the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Paul Wright, Chief Executive Officer, and Salesh Balak, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Wright and Balak concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Universal Biosensors, Inc.
PART II
Item 1 Legal Proceedings
     None.
Item 1A Risk Factors
     None.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     With the exception of the issuance of shares of Common Stock upon the exercise of stock options issued to employees, there has been no sale of equity securities since December 31, 2010. The table below sets forth the number of employee stock options exercised and the number of shares issued in the three month period ended March 31, 2011. The Company issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

	Number of Options Exercised	Option	Proceeds
	and Corresponding Number	Exercise	Received
Exercise Date	of Shares Issued	Price	(A$)
January	50,000	A$0.89	44,500
January	26,667	Nil	—
January	13,333	A$0.50	6,667
January	6,666	A$0.94	6,266
March	40,000	US$0.22	8,693

	136,666		66,126

     The funds raised will be used for working capital requirements including the continued development of our existing pipeline and point-of-care tests and to identify and develop additional tests.
Item 3 Defaults Upon Senior Securities
     None.
Item 4 [Removed and Reserved]
Item 5 Other Information
     None.
Item 6 Exhibits

Exhibit No	Description	Location
10.1	Employment agreement between Universal Biosensors Pty Ltd and Mr. Paul Wright executed February 21, 2011	Incorporated by reference to our current report on Form 8-K filed on February 25, 2011 as Exhibit 10.1

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.0*	Section 1350 Certificate	Filed herewith

*	This exhibit is furnished rather than filed, and shall not be incorporated by reference into any filing of the registrant in accordance with Item 601 of Registration S-K

Universal Biosensors, Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)
Date: May 5, 2011	By:	/s/ PAUL WRIGHT
Paul Wright
Principal Executive Officer

Date: May 5, 2011	By:	/s/ SALESH BALAK
Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated May 5, 2011

Exhibit No	Description	Location
10.1	Employment agreement between Universal Biosensors Pty Ltd and Mr. Paul Wright executed February 21, 2011	Incorporated by reference to our current report on Form 8-K filed on February 25, 2011 as Exhibit 10.1

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.0	Section 1350 Certificate	Filed herewith