Form 10-Q
period 2011-06-30
UNIVERSAL BIOSENSORS INC
filed 2011-08-08
CIK 1279695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 159,025,161 shares of Common Stock, U.S.$0.0001 par value, outstanding as of August 8, 2011.

UNIVERSAL BIOSENSORS, INC.
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements

	1) Consolidated condensed balance sheets at June 30, 2011 and December 31, 2010 (unaudited)	3

	2) Consolidated condensed statements of operations for the three months and six months ended June 30, 2011 and 2010 (unaudited)	4

	3) Consolidated condensed statements of changes in stockholder’s equity and comprehensive income for the period ended June 30, 2011 (unaudited)	5

	4) Consolidated condensed statements of cash flows for the six months ended June 30, 2011 and 2010 (unaudited)	6

	5) Notes to consolidated condensed financial statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 1A	Risk Factors	29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3	Defaults Upon Senior Securities	29

Item 4	[Removed and Reserved]	29

Item 5	Other Information	29

Item 6	Exhibits	29

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101

SIGNATURES		31

Universal Biosensors, Inc.
Item 1 Financial Statements
Consolidated Condensed Balance Sheets (Unaudited)

	June 30,	December 31,
	2011	2010
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	17,487,750	23,271,766
Inventories, net	3,236,675	3,191,093
Accounts receivable	1,204,686	3,588,798
Prepayments	415,745	303,181
Other receivables	717,172	46,196

Total current assets	23,062,028	30,401,034
Non-current assets:
Property, plant and equipment	32,927,380	32,713,280
Less accumulated depreciation	(11,277,353)	(9,586,365)

Property, plant and equipment — net	21,650,027	23,126,915
Other receivables	310,000	310,000

Total non-current assets	21,960,027	23,436,915

Total assets	45,022,055	53,837,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	286,104	1,764,364
Accrued expenses	1,359,739	2,099,477
Employee entitlements provision	768,495	596,294

Total current liabilities	2,414,338	4,460,135
Non-current liabilities:
Asset retirement obligations	2,082,373	1,998,060
Employee entitlements provision	165,855	160,675

Total non-current liabilities	2,248,228	2,158,735

Total liabilities	4,662,566	6,618,870

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2011 (2010: nil)
Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 159,017,161 shares in 2011 (2010: 158,871,495)	15,902	15,887
Additional paid-in capital	78,132,152	77,034,717
Accumulated deficit	(29,533,213)	(22,922,688)
Current year loss	(7,957,040)	(6,610,525)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	40,359,489	47,219,079

Total liabilities and stockholders’ equity	45,022,055	53,837,949

See accompanying notes to the financial statements

Universal Biosensors, Inc.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	A$	A$	A$	A$
Revenue
Revenue from products	$2,267,766	$1,359,584	$5,587,167	$2,884,397
Revenue from services	476,129	1,403,779	722,049	3,296,912

Total revenue	2,743,895	2,763,363	6,309,216	6,181,309
Operating costs & expenses
Cost of goods sold (1)	2,694,792	1,936,716	6,186,844	3,475,152
Cost of services	140,987	247,190	204,506	493,254
Research and development (2)	2,969,982	1,799,551	4,717,489	3,353,778
General and administrative (3)	1,800,900	1,788,984	3,206,258	3,258,593

Total operating costs & expenses	7,606,661	5,772,441	14,315,097	10,580,777

Loss from operations	(4,862,766)	(3,009,078)	(8,005,881)	(4,399,468)
Other income/(expense)
Interest income	179,444	327,949	404,319	632,968
Other	(226,486)	153,984	(355,478)	143,693

Total other income/(expense)	(47,042)	481,933	48,841	776,661
Net loss before tax	(4,909,808)	(2,527,145)	(7,957,040)	(3,622,807)
Income tax benefit/(expense)	—	—	—	—

Net loss	$(4,909,808)	$(2,527,145)	$(7,957,040)	$(3,622,807)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.02)

Average weighted number of shares used as denominator	159,012,414	157,307,199	158,982,657	157,268,327
Notes:

1 Includes non-cash compensation expense (cost of goods sold)	$71,114	$45,051	$91,542	$85,739
2 Includes non-cash compensation expense (research and development)	$345,063	$272,343	$444,177	$518,311
3 Includes non-cash compensation expense (general and administrative)	$415,362	$219,029	$488,745	$391,159
See accompanying notes to the financial statements.

Universal Biosensors, Inc.
Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

					Accumulated
			Additional		Other	Total
	Ordinary shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
		A$	A$	A$	A$	A$
Balances at January 1, 2010	157,155,933	15,716	74,566,698	(22,922,688)	(345,724)	51,314,002
Comprehensive income
Loss on derivatives and hedges, net of tax	—	—	—	—	38,530	38,530
Net loss	—	—	—	(3,622,807)	—	(3,622,807)

Total comprehensive loss						(3,584,277)

Exercise of stock options issued to employees	184,745	18	89,659	—	—	89,677
Shares issued to employees	581	—	999	—	—	999
Stock option expense	—	—	995,209	—	—	995,209

Balances at June 30, 2010	157,341,259	15,734	75,652,565	(26,545,495)	(307,194)	48,815,610

Balances at January 1, 2011	158,871,495	15,887	77,034,717	(29,533,213)	(298,312)	47,219,079
Comprehensive income
Net loss	—	—	—	(7,957,040)	—	(7,957,040)

Total comprehensive loss						(7,957,040)

Exercise of stock options issued to employees	145,666	15	72,971	—	—	72,986
Stock option expense	—	—	1,024,464	—	—	1,024,464

Balances at June 30, 2011	159,017,161	15,902	78,132,152	(37,490,253)	(298,312)	40,359,489

See accompanying notes to the financial statements.

Universal Biosensors, Inc.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010
	A$	A$

Cash flows from operating activities:
Net loss	(7,957,040)	(3,622,807)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and impairment of plant & equipment	1,694,331	1,452,664
Share based payments expense	1,024,464	995,209
Loss on fixed assets disposal	4,669	—
Change in assets and liabilities:
Inventory	(45,582)	(446,082)
Accounts receivables	2,384,112	(1,006,270)
Prepaid expenses and other current assets	(929,158)	(338,932)
Accrued income	—	118,305
Employee entitlements	177,381	151,952
Accounts payable and accrued expenses	(1,407,580)	(335,232)

Net cash used in operating activities	(5,054,403)	(3,031,193)

Cash flows from investing activities:
Instalment payments to acquire plant and equipment	—	(831,321)
Purchases of property, plant and equipment	(802,599)	(355,076)

Net cash used in investing activities	(802,599)	(1,186,397)

Cash flows from financing activities:
Proceeds from stock options exercised	72,986	90,676

Net cash provided by financing activities	72,986	90,676

Net decrease in cash and cash equivalents	(5,784,016)	(4,126,914)
Cash and cash equivalent at beginning of period	23,271,766	31,291,011

Cash and cash equivalents at end of period	17,487,750	27,164,097

See accompanying notes to the financial statement

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Organization of the Company
     We were incorporated as a corporation in the State of Delaware pursuant to the Delaware General Corporation Law on September 14, 2001. Our wholly owned subsidiary and primary operating vehicle, Universal Biosensors Pty Ltd ACN 098 234 309, was incorporated as a proprietary limited company in Australia under the Corporations Act 2001 (Commonwealth of Australia) on September 21, 2001. Our research, development and manufacturing activities are undertaken in Melbourne, Australia, by Universal Biosensors Pty Ltd. Our shares of common stock in the form of CHESS Depositary Interests (“CDIs”) were quoted on the Australian Securities Exchange (“ASX”) on December 13, 2006 and continue to be quoted on that exchange. Our securities are not currently traded on any other public market.
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
     We have rights to an extensive patent portfolio comprising patent applications owned by our wholly owned Australian subsidiary, Universal Biosensors Pty Ltd, and a large number of patents and patent applications licensed to us by LifeScan, Inc. (“LifeScan US”), an affiliate of Johnson & Johnson. LifeScan US has granted us a worldwide, royalty free, exclusive license, with a right to sub-license certain electrochemical cell technologies in all fields of use excluding the field of diabetes and blood glucose management generally, the rights to which are retained by LifeScan US pursuant to a license agreement with us (“License Agreement”). We are also parties to a Development and Research Agreement with LifeScan pursuant to which we undertake contract research and development for LifeScan in the area of diabetes management and the development of a blood glucose test for diabetics (“Development and Research Agreement”). We are also parties to a Master Services and Supply Agreement with LifeScan which contains the terms pursuant to which Universal Biosensors Pty Ltd provides certain services in the field of blood glucose monitoring and acts as a non-exclusive manufacturer of the blood glucose test strips we developed. Unless otherwise noted, references to “LifeScan” in this document are references to either LifeScan, Inc. or its affiliates.
     We use our technology base to develop a range of electrochemical-cell based tests.
     We have developed a blood glucose test (used in the management of diabetes) with LifeScan. We commenced manufacture of the blood glucose test strips for this test in our facility in Corporate Avenue, Rowville, Melbourne, in December 2009. This test was initially launched by LifeScan in the Netherlands in January 2010 under the trade name “One Touch Verio®”. Since then, the test has been launched in territories accounting for approximately 90% of the European Self Monitoring Blood Glucose market and in Australia. We act as a non-exclusive manufacturer of the blood glucose test strips. In the future, we expect that LifeScan is likely to manufacture all or a large proportion of its own requirements. Depending on the proportion of strip manufacturing LifeScan undertakes, our revenue from contract manufacturing will reduce. We may need to restructure our business if we do not undertake some level of contract manufacturing of the blood glucose strips or any future blood glucose strips. Subject to mutually agreed terms, we intend to develop other tests for LifeScan in the field of diabetes and blood glucose management.
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

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2010, included in the Form 10-K of Universal Biosensors, Inc.
     The year-end consolidated condensed balance sheet data as at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.
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

	June 30, 2011	December 31, 2010
	A$	A$

Raw materials — at cost	3,191,663	2,798,045
Work in progress — at cost	45,012	188,629
Finished goods — at cost	—	204,419

	3,236,675	3,191,093

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
Property, Plant, and Equipment
     Property, plant, and equipment are recorded at acquisition cost.
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

	June 30, 2011	December, 31 2010
	A$	A$

Plant and equipment	18,561,880	15,110,554
Leasehold improvements	8,831,002	8,810,036
Capital work in process	5,534,498	8,792,690

	32,927,380	32,713,280
Accumulated depreciation	(11,277,353)	(9,586,365)

Property, plant & equipment, net	21,650,027	23,126,915

     Capital work in process relates to assets under construction and comprises primarily of specialized manufacturing

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represents the percentage of expenditure that has been completed, and once the assets are placed into service the Company begins depreciating the respective assets. The accumulated amortisation of capitalised leasehold improvements for the six month period ended June 30, 2011 and for fiscal year ended December 31, 2010 was A$4,815,385 and A$4,090,724, respectively.
     The Group receives Victorian government grants under certain research agreements to purchase plant and equipment. Plant and equipment is presented net of the government grant of A$680,221 at June 30, 2011 and A$449,875 at December 31, 2010. The grants are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grants received in advance of the relevant expenditure are treated as deferred income and included in Current Liabilities on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under research agreements are recorded as Currents Assets on the balance sheet.
     Depreciation expense was A$872,671 and A$727,264 for the three months ended June 30, 2011 and 2010, respectively and A$1,694,331 and A$1,452,664 for the six months ended June 30, 2011 and 2010, respectively.
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
     Research and development expenses for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	A$	A$	A$	A$

Research and development expenses	2,969,982	1,799,551	4,717,489	3,353,778

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
     Where it is more likely than not that some portion or all of the deferred tax assets will not be realized, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. At present there is a full valuation allowance recognized.
     We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to the 2009 financial year have been filed. Internationally, consolidated income tax returns up to the 2010 financial year have been filed.

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Asset Retirement Obligations
     Asset retirement obligations (“ARO”) are legal obligations associated with the retirement and removal of long-lived assets. ASC 410 — Asset Retirement and Environmental Obligations requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred. When the liability is initially recorded, the Company capitalizes the cost by increasing the carrying amounts of the related property, plant and equipment. Over time, the liability increases for the change in its present value, while the capitalized cost depreciates over the useful life of the asset. The Company derecognizes ARO liabilities when the related obligations are settled.
     The ARO is in relation to our premises where in accordance with the terms of the lease, the lessee has to restore part of the building upon vacating the premises.
     Our overall ARO changed as follows:

	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010
	A$	A$

Opening balance	1,998,060	1,842,547
Accretion expense	84,313	155,513

Ending balance	2,082,373	1,998,060

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
     The Master Services and Supply Agreement may be terminated as a result of a party defaulting on its material obligations and failing to remedy that breach after notice requiring it to do so,, a party becoming insolvent, at LifeScan’s option if there is a change of control of the Company before LifeScan establishes its own manufacturing capability, at LifeScan’s option once it has paid the Company a certain level of service fees (the Company does not expect this level of service fees will be achieved until worldwide sales volumes have increased significantly and have been sustained for a period of time) after paying a lump sum service fee calculated in accordance with the Master Services and Supply Agreement, , or as a result of other factors detailed in the Master Services and Supply Agreement.
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
     Revenue is earned under the arrangement described above as follows:
•	milestone payment. The Company received a milestone payment in December 2009.
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
•	contract manufacturing. One of two pricing methodologies will apply depending on whether we are manufacturing above or below a specified quantity of blood glucose tests strips in a quarter. If less than the specified quantity of test strips is produced within a quarter, we are considered to be in the “interim costing period”. In the interim costing period, the Company is not expected to generate manufacturing profit, but is expected to recover most of its glucose manufacturing costs. As manufactured volumes increase beyond the specified quantity of blood glucose test strips per quarter, the interim costing period will cease to apply and a different pricing methodology will apply, at which time we expect our blood glucose manufacturing operations to be profitable. We were in the interim costing period during the first and second quarter of 2011.
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

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
     The ongoing efforts to enhance the product are considered a separate unit of accounting as it has stand-alone value to LifeScan as it increases the marketability of the product. There are no general rights of return of the delivered item. There are no other activities related to this deliverable. Consideration is contingent upon the sale of the strips by LifeScan. The best estimate of selling price for this deliverable is based on the expected efforts required to achieve this deliverable plus a reasonable margin.
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
Under the terms of our arrangement with LifeScan, we provide certain services relating to the blood glucose field. In accordance with ASC 605 — Revenue Recognition (formerly Emerging Issues Task Force (“EITF”) Issue 99-19), revenue has been recognized on a gross basis as the Company has earned revenue from the provision of services. Other factors which management considered, which support the gross basis of revenue recognition are as follows:
•	the Group was responsible for providing the service and was also the primary obligor with respect to purchasing goods and services from third party suppliers which in turn were used to provide services to LifeScan;

•	the Group had unmitigated general inventory risk;

•	the Group had credit risk; and

•	pricing was not fixed but determined by the level of activity.
The principles of revenue recognition in ASC 605 have all been satisfied; services were performed by us which

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
were supported by purchase orders issued by LifeScan on a regular basis, collection was assured, delivery of the services had occurred and the amount was objectively determined.
(2)	on a proportional performance basis where revenues is related to costs incurred in providing the services required under the contract
The proportional performance method used to recognize revenue is appropriate as the contract amount was determined prior to the commencement of the service, LifeScan receives value as the services are performed and LifeScan need not re-perform the services that it has already received from the Company should the service arrangement be terminated.
Interest income
     Interest income is recognized as it accrues, taking into account the effective yield on the cash and cash equivalents.
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
     The Company has recorded foreign currency transaction (losses)/gains of A$(256,576) and A$169,498 for the three months ended June 30, 2011 and 2010, respectively and A$(367,679) and A$140,030 for the six months ended June 30, 2011 and 2010, respectively.
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

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Commitments and Contingencies
     Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at June 30, 2011 and December 31, 2010.
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
     In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these option grants issued during the 2010 financial year and for the six month period ended June 30, 2011 were:

	Grant Date
	Mar-11	Feb-11	Nov-10	Nov-10	Feb-10
Exercise Price (A$)	1.37	1.38	Nil	1.58	1.60
Share Price at Grant Date (A$)	1.37	1.38	1.58	1.58	1.60
Volatility	70%	71%	72%	72%	77%
Expected Life (years)	7	7	7	7	7
Risk Free Interest Rate	5.36%	5.45%	5.27%	5.27%	5.34%
Fair Value of Option (A$)	0.83	0.83	1.58	0.96	0.99
Stock option activity during the current period is as follows:

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

		Weighted average
		exercise price
	Number of shares	A$
Balance at December 31, 2010	8,539,704	0.93

Granted	2,667,000	1.38
Exercised	(145,666)	0.52
Lapsed	(165,000)	1.31

Balance at June 30, 2011	10,896,038	1.04

     The number of options exercisable as at June 30, 2011 and December 31, 2010 was 5,757,551 and 5,908,214, respectively.
     As of June 30, 2011, there was A$2,616,505 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2011 — remaining periods	1,423,003
2012	924,597
2013	259,709
2014	9,196

2,616,505

Employee Benefit Costs
     The Group contributes to standard defined contribution superannuation funds on behalf of all employees at nine percent of each such employee’s salary. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. The Company permits employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the statement of operations as they become payable.
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

Universal Biosensors, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
     Based on the latest Amendment to Schedule 13G filed on February 10, 2011, Johnson and Johnson Development Corporation (a venture capital subsidiary of Johnson & Johnson) beneficially held 18,207,030 shares in the Company as at December 31, 2010. Third party independent analyst reports indicate that during the six months ended June 30, 2011, Johnson and Johnson Development Corporation reduced their shareholding to 17,231,030 shares in the Company.
     The following transactions occurred with LifeScan, a wholly owned subsidiary of Johnson & Johnson:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	A$	A$	A$	A$
Current Receivables
Sale of products			962,997	667
Sale of services			241,689	943,820

			1,204,686	944,487

Revenue
Revenue from products	2,267,766	1,359,584	5,587,167	2,884,397
Revenue from services	476,129	1,403,779	722,049	3,296,912

	2,743,895	2,763,363	6,309,216	6,181,309

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
     We have developed a blood glucose test (used in the management of diabetes) with LifeScan. We commenced manufacture of the blood glucose test strips for this test in our facility in Corporate Avenue, Rowville, Melbourne, in December 2009. This test was initially launched by LifeScan in the Netherlands in January 2010 under the trade name “One Touch Verio®”. Since then, the test has been launched in territories accounting for approximately 90% of the European Self Monitoring Blood Glucose market and in Australia. We act as a non-exclusive manufacturer of the blood glucose test strips. LifeScan will establish their own manufacturing capability and, in the future, are likely to manufacture all or a large proportion of their own requirements. Depending on the proportion of strip manufacturing LifeScan undertakes, our revenue from contract manufacturing will reduce. We may need to restructure our business if we do not undertake some level of contract manufacturing of the blood glucose strips or any future blood glucose strips. Subject to mutually agreed terms, we intend to develop other tests for LifeScan in the field of diabetes and blood glucose management. References to “LifeScan” in this document are references to either LifeScan, Inc. or one of its affiliates.
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

Universal Biosensors, Inc.
Results of Operations
Manufacture of Products
     In November 2009, LifeScan received initial regulatory clearance to sell their blood glucose product which we developed with them. We commenced manufacture of the blood glucose test strips required for this product in our facility in Rowville, Melbourne, in December 2009. This test was launched by LifeScan initially in the Netherlands in January 2010 and has subsequently been launched in territories accounting for approximately 90% of the European Self Monitoring Blood Glucose market and in Australia under the trade name “One Touch Verio®”. The manufacturing results of the blood glucose test strips during the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

	A$	A$	A$	A$

Revenue from products	2,267,766	1,359,584	5,587,167	2,884,397
Cost of goods sold	(2,694,792)	(1,936,716)	(6,186,844)	(3,475,152)

	(427,026)	(577,132)	(599,677)	(590,755)

     Pursuant to the agreement we have with LifeScan, one of two pricing methodologies will apply depending on whether we are manufacturing above or below a specified quantity of blood glucose tests strips in a quarter. If less than the specified quantity of test strips is produced within a quarter, we are considered to be in the “interim costing period”. In the interim costing period, the Company is not expected to generate any profit from the manufacture of test strips, but is expected to recover most of its glucose manufacturing costs. As manufactured volumes increase beyond the specified quantity of blood glucose test strips per quarter, the interim costing period will cease to apply and a different pricing methodology will apply, at which time we expect our blood glucose manufacturing operations to be profitable. We were in the interim costing period during the three and six months period ended June 30, 2011 and 2010. Revenue from product sales increased during the three and six months ended June 30, 2011 compared to the same period previous financial year because of increase in volumes as required by LifeScan.
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
     There are different arrangements for each service being provided. The net contribution during the respective periods in relation to the provision of services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

	A$	A$	A$	A$

Revenue from services	476,129	1,403,779	722,049	3,296,912
Cost of services	(140,987)	(247,190)	(204,506)	(493,254)

	335,142	1,156,589	517,543	2,803,658

     The net contribution during the three and six months ended June 30, 2011 has decreased by 71% and 82%, respectively compared to the same period in the previous financial year. Revenue from services has declined as a number of projects with our partner reached conclusion. Revenue from services can rise and fall as programs end and new initiatives start. The nature and scope of the services is determined by our partner.
Research and Development Expenses
     Research and development expenses are related to developing electrochemical cell platform technologies. Research

Universal Biosensors, Inc.
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
(c) Immunoassay
     We are continuing to develop on our immunoassay platform. We are developing a D-dimer test for the detection and monitoring of several conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). Development work on this project has been undertaken since early 2008.
     This test illustrates the ability for the electrochemical cell platform technology to be expanded to a range of immunoassay tests.
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
     Research and development expenses for the respective periods are as follows:

Universal Biosensors, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

	A$	A$	A$	A$

Research and development expenses	2,969,982	1,799,551	4,717,489	3,353,778

     Research and development expenditure increased by 65% and 41% during the three and six months ended June 30, 2011 compared to the same period previous financial year and reflects the development stage of one of our research and development projects being undertaken this financial year. The prothrombin time test project is in the final development phase and is targeted to be ready for submissions for regulatory approval in 2012. Additional costs are incurred in the final stages of the development phase of any research and development activity, including the prothrombin time test, as validation and testing of the test product increases. None of our research and development projects were in an advanced stage during the same period previous financial year.
     While it is entirely within our control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.
     In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party will have an important role in directing and potentially funding the research and development activities.
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
General and administrative expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

	A$	A$	A$	A$

General and administrative expenses	1,800,900	1,788,984	3,206,258	3,258,593

     There were no material movements in the general and administrative expenses during the three and six months ended June 30, 2011 compared to the same period previous financial year.
Interest Income
     Interest income decreased by 45% and 36% during the three and six months ended June 30, 2011 compared to the same period previous financial year. The decrease in interest income is attributable to the lower amount of funds available for investment.
Critical Accounting Estimates and Judgments
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

Universal Biosensors, Inc.
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

Universal Biosensors, Inc.
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
Financial Condition, Liquidity and Capital Resources
Net Financial Assets/(Liabilities)
     Our net financial assets/(liabilities) position is shown below:

	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010

	A$	A$

Financial assets:
Cash and cash equivalents	17,487,750	23,271,766
Accounts receivables	1,204,686	3,588,798

Total financial assets	18,692,436	26,860,564

Debt:
Short and long term debt/borrowings	—	—

Total debt	—	—

Net financial assets	18,692,436	26,860,564

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

Universal Biosensors, Inc.
offerings, debt financings, and through other means to meet the financing requirements. There is no assurance that funding would be available at acceptable terms, if at all.
Measures of Liquidity and Capital Resources
     The following table provides certain relevant measures of liquidity and capital resources:

	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010

	A$	A$

Cash and cash equivalents	17,487,750	23,271,766
Working capital	20,647,690	26,250,899
Ratio of current assets to current liabilities	9.55 : 1	6.89 : 1
Shareholders’ equity per common share	0.25	0.30
     The changes in cash and cash equivalents and working capital from December 31, 2010 to June 30, 2011 was primarily due to the timing of cash receipts, payments, sales and accruals in the ordinary course of business. We have not identified any collectability issues with respect to receivables.
Summary of Cash Flows

	Six Months Ended June 30,
	2011	2010

	A$	A$

Cash provided by/(used in):
Operating activities	(5,054,403)	(3,031,193)
Investing activities	(802,599)	(1,186,397)
Financing activities	72,986	90,676

Net decrease in cash and cash equivalents	(5,784,016)	(4,126,914)

     Our net cash used in operating activities during the six months ended June 30, 2011 and 2010 was primarily for our research and development projects.
     Our net cash used in investing activities for all years is primarily for the purchase of various plant and equipment and fit out of our facilities.
     Our net cash provided by financing activities is primarily proceeds received from employees exercising their options.
Off-Balance Sheet Arrangement
     The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2011 are:

Universal Biosensors, Inc.

A$
Less than 1 year	546,764
1 — 3 years	987,897
3 — 5 years	—
More than 5 years	—

Total minimum lease payments	1,534,661

     The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.
Contractual Obligations
     Our future contractual obligations at June 30, 2011 were as follows:

	Payments Due By Period
	Total	Less than 1	1 - 3 years	3 - 5 years	More than 5

	A$	A$	A$	A$	A$

Long-Term Debt Obligations	—	—	—	—	—
Asset Retirement Obligations (1)	2,082,373	—	2,082,373	—	—
Operating Lease Obligations (2)	1,534,661	546,764	987,897	—	—
Purchase Obligations (3)	2,808,526	2,808,526	—	—	—
Other Long-Term Liabilities on Balance Sheet under GAAP (4)	165,855	—	100,542	61,674	3,939

Total	6,591,715	3,355,290	3,170,812	61,674	3,939

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.

(2)	Our operating lease obligations relate primarily to the lease of our premises.

(3)	Represents outstanding purchase orders and contractual obligations that are payable on the achievement of certain milestones

(4)	Represents long service leave owing to the employees.
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
     Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended June 30 , 2011, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Universal Biosensors, Inc.
PART II
Item 1 Legal Proceedings
          None.
Item 1A Risk Factors
          None.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
          With the exception of the issuance of shares of Common Stock upon the exercise of stock options issued to employees, there has been no sale of new equity securities by the Company since December 31, 2010. The table below sets forth the number of employee stock options exercised and the number of shares issued in the six month period ended June 30, 2011. The Company issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

	Number of Options Exercised	Option	Proceeds
	and Corresponding Number	Exercise	Received
Exercise Date	of Shares Issued	Price	(A$)
January	50,000	A $0.89	44,500
January	26,667	Nil	—
January	13,333	A $0.50	6,667
January	6,666	A $0.94	6,266
March	40,000	US $0.22	8,693
May	6,667	A $0.70	4,667
May	2,333	A $0.94	2,193
	145,666		72,986
          The funds raised will be used for working capital requirements including the continued development of our existing pipeline and point-of-care tests and to identify and develop additional tests.
Item 3 Defaults Upon Senior Securities
          None.
Item 4 [Removed and Reserved]
Item 5 Other Information
          None.
Item 6 Exhibits

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed

Universal Biosensors, Inc.

Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text	for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

Universal Biosensors, Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)
Date: August 8, 2011	By:	/s/ PAUL WRIGHT
Paul Wright
Principal Executive Officer

Date: August 8, 2011	By:	/s/ SALESH BALAK
Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated August 8, 2011

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934