Form 10-Q
period 2011-09-30
UNIVERSAL BIOSENSORS INC
filed 2011-11-03
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 159,025,161 shares of Common Stock, U.S.$0.0001 par value, outstanding as of November 3, 2011.

UNIVERSAL BIOSENSORS, INC.

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	September 30,	December 31,
	2011	2010
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	18,815,709	23,271,766
Inventories, net	3,074,512	3,191,093
Accounts receivable	1,284,192	3,588,798
Prepayments	293,574	303,181
Other assets	764,009	46,196

Total current assets	24,231,996	30,401,034
Non-current assets:
Property, plant and equipment	32,929,088	32,713,280
Less accumulated depreciation	(12,111,144)	(9,586,365)

Property, plant and equipment - net	20,817,944	23,126,915
Other assets	310,000	310,000

Total non-current assets	21,127,944	23,436,915

Total assets	45,359,940	53,837,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	628,433	1,764,364
Accrued expenses	988,476	2,099,477
Deferred income	1,243,558	—
Employee entitlements provision	846,177	596,294

Total current liabilities	3,706,644	4,460,135
Non-current liabilities:
Asset retirement obligations	2,124,532	1,998,060
Employee entitlements provision	172,630	160,675
Deferred income	1,658,077	—

Total non-current liabilities	3,955,239	2,158,735

Total liabilities	7,661,883	6,618,870

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2011 (2010: nil)
Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 159,025,161 shares in 2011 (2010: 158,871,495)	15,902	15,887
Additional paid-in capital	78,825,740	77,034,717
Accumulated deficit	(29,533,213)	(22,922,688)
Current year loss	(11,312,060)	(6,610,525)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	37,698,057	47,219,079

Total liabilities and stockholders’ equity	45,359,940	53,837,949

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	A$	A$	A$	A$
Revenue
Revenue from products	$2,153,518	$3,202,873	$7,740,685	$6,087,270
Revenue from services	318,869	1,785,331	1,040,918	5,082,243

Total revenue	2,472,387	4,988,204	8,781,603	11,169,513
Operating costs & expenses
Cost of goods sold (1)	2,314,082	3,136,390	8,500,926	6,611,542
Cost of services	61,257	376,398	265,763	869,652
Research and development (2)	2,317,556	1,543,482	7,035,045	4,897,260
General and administrative (3)	2,029,467	1,675,868	5,235,725	4,934,461

Total operating costs & expenses	6,722,362	6,732,138	21,037,459	17,312,915

Loss from operations	(4,249,975)	(1,743,934)	(12,255,856)	(6,143,402)
Other income/(expense)
Interest income	145,228	289,296	549,547	922,264
Other	749,727	(47,473)	394,249	96,220

Total other income/(expense)	894,955	241,823	943,796	1,018,484
Net loss before tax	(3,355,020)	(1,502,111)	(11,312,060)	(5,124,918)
Income tax benefit/(expense)	—	—	—	—

Net loss	$(3,355,020)	$(1,502,111)	$(11,312,060)	$(5,124,918)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.07)	$(0.03)
Average weighted number of shares used as denominator in calculating basic and diluted net loss per share	159,022,118	157,378,290	158,995,955	157,305,384

Notes:

1 Includes non-cash compensation expense (cost of goods sold)	$60,731	$28,489	$152,273	$114,228
2 Includes non-cash compensation expense (research and development)	$301,842	$172,215	$746,019	$690,526
3 Includes non-cash compensation expense (general and administrative)	$327,015	$129,969	$815,760	$521,128

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

	Ordinary shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
		A$	A$	A$	A$	A$
Balances at January 1, 2010	157,155,933	15,716	74,566,698	(22,922,688)	(345,724)	51,314,002
Comprehensive income
Loss on derivatives and hedges, net of tax	—	—	—	—	47,412	47,412
Net loss	—	—	—	(5,124,918)	—	(5,124,918)

Total comprehensive income						(5,077,506)

Exercise of stock options issued to employees	291,450	29	181,026	—	—	181,055
Shares issued to employees	581	—	999	—	—	999
Stock option expense	—	—	1,325,882	—	—	1,325,882

Balances at September 30, 2010	157,447,964	15,745	76,074,605	(28,047,606)	(298,312)	47,744,432

Balances at January 1, 2011	158,871,495	15,887	77,034,717	(29,533,213)	(298,312)	47,219,079
Comprehensive income
Net loss	—	—	—	(11,312,060)	—	(11,312,060)

Total comprehensive loss						(11,312,060)

Exercise of stock options issued to employees	153,666	15	76,971	—	—	76,986
Stock option expense	—	—	1,714,052	—	—	1,714,052

Balances at September 30, 2011	159,025,161	15,902	78,825,740	(40,845,273)	(298,312)	37,698,057

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2011	2010
	A$	A$
Cash flows from operating activities:
Net loss	(11,312,060)	(5,124,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment of plant & equipment	2,553,838	2,213,954
Share based payments expense	1,714,052	1,325,882
Loss on fixed assets disposal	17,715	—
Change in assets and liabilities:
Inventory	116,581	(1,153,656)
Accounts receivables	2,304,606	(2,464,834)
Prepaid expenses and other current assets	(853,824)	(170,165)
Accrued income	—	118,305
Deferred revenue	3,055,301	—
Employee entitlements	261,838	103,841
Accounts payable and accrued expenses	(1,518,386)	70,954

Net cash used in operating activities	(3,660,339)	(5,080,637)

Cash flows from investing activities:
Instalment payments to acquire plant and equipment	—	(831,321)
Purchases of property, plant and equipment	(872,704)	(577,240)

Net cash used in investing activities	(872,704)	(1,408,561)

Cash flows from financing activities:
Proceeds from stock options exercised	76,986	181,055

Net cash provided by financing activities	76,986	181,055

Net decrease in cash and cash equivalents	(4,456,057)	(6,308,143)
Cash and cash equivalent at beginning of period	23,271,766	31,291,011

Cash and cash equivalents at end of period	18,815,709	24,982,868

See accompanying notes to the financial statement

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Organization of the Company

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use.

We were incorporated in the State of Delaware on September 14, 2001 and our shares of common stock in the form of CHESS Depositary Interests (“CDIs”) have been quoted on the Australian Securities Exchange (“ASX”) since December 13, 2006. Our wholly owned subsidiary and primary operating vehicle, Universal Biosensors Pty Ltd (“UBS”) was incorporated as a proprietary limited company in Australia on September 21, 2001. UBS conducts our research, development and manufacturing activities in Melbourne, Australia.

We have rights to an extensive patent portfolio owned by UBS and licensed to UBS under a license agreement between LifeScan and UBS (“License Agreement”). Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International, both affiliates of Johnson and Johnson.

Blood glucose - UBS is a party to a Master Services and Supply Agreement with LifeScan which contains the terms pursuant to which UBS provides services and acts as a non-exclusive manufacturer of the blood glucose test strips we developed. The strips are sold by LifeScan as part of the “One Touch Verio®”. LifeScan continues its global rollout of the product which is currently available in major European markets and in Australia. We also undertake research and development work for LifeScan pursuant to a development and research agreement (“Development and Research Agreement”).

Coagulation testing market – In September 2011, UBS entered into a collaboration agreement with Siemens Healthcare Diagnostics, Inc. (“Siemens”) pursuant to which UBS will develop a range of test strip and reader products for the point-of-care coagulation market for Siemens.

Other electrochemical-cell based tests – We use our technology base to develop a range of electrochemical-cell based tests and are currently developing a D-dimer test and other point-of-care tests for the immunoassay and molecular diagnostics markets.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2010, included in the Form 10-K of Universal Biosensors, Inc.

The year-end consolidated condensed balance sheet data as at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

Basis of Presentation

All amounts in the financial statements are expressed in Australian dollars (“AUD” or “A$”) unless otherwise stated.

Universal Biosensors, Inc. and its wholly owned subsidiary UBS (collectively referred to as “Universal Biosensors” or “the Group” or “the Company”) financial statements have been prepared assuming the Company will continue as a going concern. We rely largely on our existing cash and cash equivalents balance and operating cash flow to provide for the

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

working capital needs of our operations. We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. However, in the event, our financing needs for the foreseeable future are not able to be met by our existing cash and cash equivalents balance and operating cash flow, we would seek to raise funds through public or private equity offerings, debt financings, and through other means to meet the financing requirements. There is no assurance that funding would be available at acceptable terms, if at all.

During 2010, the Company ceased to be a development stage enterprise as it has established its commercial scale manufacturing and is generating revenue from its manufacturing operations.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary UBS. All intercompany balances and transactions have been eliminated on consolidation.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

	September 30, 2011	December 31, 2010
	A$	A$
Raw materials – at cost	1,906,412	2,798,045
Work in progress – at cost	111,997	188,629
Finished goods – at cost	1,056,103	204,419

	3,074,512	3,191,093

Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on a review of individual accounts for collectibility, generally focusing on those accounts that are past

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

	September 30, 2011	December 31, 2010
	A$	A$
Plant and equipment	18,671,951	15,110,554
Leasehold improvements	8,722,639	8,810,036
Capital work in process	5,534,498	8,792,690

	32,929,088	32,713,280
Accumulated depreciation and amortisation	(12,111,144)	(9,586,365)

Property, plant & equipment, net	20,817,944	23,126,915

Capital work in process relates to assets under construction and comprises primarily of specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represents the percentage of expenditure that has been completed, and once the assets are placed into service the Company begins depreciating the respective assets. The accumulated amortisation of capitalised leasehold improvements for the period from inception to September 30, 2011 and December 31, 2010 was A$5,153,738 and A$4,090,724, respectively.

The Group receives Victorian government grants under certain research agreements to purchase plant and equipment. Plant and equipment is presented net of the government grant of A$680,221 at September 30, 2011 and A$449,875 at December 31, 2010. The grants are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grants received in advance of the relevant expenditure are treated as deferred income and included in Current Liabilities on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under research agreements are recorded as Currents Assets on the balance sheet.

Depreciation expense was A$859,507 and A$761,290 for the three months ended September 30, 2011 and 2010, respectively and A$2,553,838 and A$2,213,954 for the nine months ended September 30, 2011 and 2010, respectively.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Research and development expenses for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	A$	A$	A$	A$
Research and development expenses	2,317,556	1,543,482	7,035,045	4,897,260

Income Taxes The Company applies ASC 740 - Income Taxes which establishes financial accounting and reporting standards for the effects of income taxes that result from a company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Where it is more likely than not that some portion or all of the deferred tax assets will not be realized, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. At present there is a full valuation allowance recognized.

We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to the 2010 financial year have been filed. Internationally, consolidated income tax returns up to the 2010 financial year have been filed.

Asset Retirement Obligations

Asset retirement obligations (“ARO”) are legal obligations associated with the retirement and removal of long-lived assets. ASC 410 – Asset Retirement and Environmental Obligations requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred. When the liability is initially recorded, the Company capitalizes the cost by increasing the carrying amounts of the related property, plant and equipment. Over time, the liability increases for the change in its present value, while the capitalized cost depreciates over the useful life of the asset. The Company derecognizes ARO liabilities when the related obligations are settled.

The ARO is in relation to our premises where in accordance with the terms of the lease, the lessee has to restore part of the building upon vacating the premises.

Our overall ARO changed as follows:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
	A$	A$
Opening balance	1,998,060	1,842,547
Accretion expense	126,472	155,513

Ending balance	2,124,532	1,998,060

Fair Value of Financial Instruments

The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The estimated fair value of all other amounts has been determined, depending on the nature and complexity of the assets or the liability, by using one or all of the following approaches:

•	Market approach – based on market prices and other information from market transactions involving identical or comparable assets or liabilities

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

•	Cost approach – based on the cost to acquire or construct comparable assets less an allowance for functional and/or economic obsolescence

•	Income approach – based on the present value of a future stream of net cash flows

These fair value methodologies depend on the following types of inputs:

•	Quoted prices for identical assets or liabilities in active markets (Level 1 inputs)

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

Revenue Recognition

We recognize revenue from all sources based on the provisions of the U.S. SEC’s Staff Accounting Bulletin No. 104 and ASC 605 Revenue Recognition.

The Company’s revenue represents revenue from sales of products, provision of services and collaborative research and development agreements.

We recognize revenue from sales of products at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. Generally, this is at the time products are shipped to the customer.

Revenue from services are recognized when a persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue recognition principles are assessed for each new contractual arrangement and the appropriate accounting is determined for each service.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Where our agreements contain multiple elements, or deliverables, such as the manufacture and sale of products, provision of services or research and development activities, they are assessed to determine whether separate delivery of the individual elements of such arrangements comprises more than one unit of accounting. Where an arrangement can be divided into separate units of accounting (each unit constituting a separate earnings process), the arrangement consideration is allocated amongst those varying units based on their best estimate of selling price and the applicable revenue recognition criteria applied to the separate units.

Under ASC 605-25, which the Company adopted on January 1, 2009, the delivered item(s) are separate units of accounting, provided (i) the delivered item(s) have value to a customer on a stand-alone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Where the arrangement cannot be divided into separate units, the individual deliverables are combined as a single unit of accounting and the total arrangement consideration is recognized across other deliverables in the arrangement or over the estimated collaboration period. Payments under these arrangements typically include one or more of the following: non-refundable, upfront payments; funding of research and/or development efforts; and milestone payments.

We typically generate milestone payments from our customers pursuant to the various agreements we have with them. We record upfront payments and other similar non-refundable payments received under these agreements as deferred revenue and recognize them as revenue either over the estimated performance period stipulated in the agreement or across other deliverables in the arrangement. Non-refundable milestone payments which represent the achievement of a significant technical/regulatory hurdle in the research and development process, pursuant to collaborative agreements, are recognized as revenue upon the achievement of the specified milestone.

Management has concluded that the core operations of the Company are expected to be the research and development activities, commercial manufacture of approved medical or testing devices and the provision of services. The Company’s ultimate goal is to utilize the underlying technology and skill base for the development of a marketable product that the Company will manufacture. The Company considers revenue from the sales of products, revenue from services and the income received from milestone payments indicative of its core operating activities or revenue producing goals of the Company, and as such have accounted for this income as “revenues”.

Interest income

Interest income is recognized as it accrues, taking into account the effective yield on the cash and cash equivalents.

Foreign Currency

Functional and reporting currency

Items included in the financial statements of each of the Group’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of the Company and UBS is AUD or A$ for all years presented.

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

The Company has recorded foreign currency transaction (losses)/gains of A$852,183 and (A$382,664) for the three months ended September 30, 2011 and 2010, respectively and A$484,504 and (A$242,634) for the nine months ended September 30, 2011 and 2010, respectively.

Universal Biosensors, Inc.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at September 30, 2011 and December 31, 2010.

Patent and License Costs

Legal fees incurred for patent application costs have been charged to expense and reported in research and development expense. Legal fees incurred for patents relating to commercialized products are capitalized and amortised over the life of the patents.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these option grants issued during the 2010 financial year and for the nine month period ended September 30, 2011 were:

	Grant Date
	Sep-11	Mar-11	Feb-11	Nov-10	Nov-10	Feb-10
Exercise Price (A$)	1.00	1.37	1.38	Nil	1.58	1.60
Share Price at Grant Date (A$)	1.00	1.37	1.38	1.58	1.58	1.60
Volatility	69%	70%	71%	72%	72%	77%
Expected Life (years)	7	7	7	7	7	7
Risk Free Interest Rate	3.89%	5.36%	5.45%	5.27%	5.27%	5.34%
Fair Value of Option (A$)	0.59	0.83	0.83	1.58	0.96	0.99

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2010	8,539,704	0.93

Granted	2,753,000	1.37
Exercised	(153,666)	0.52
Lapsed	(196,668)	1.30

Balance at September 30, 2011	10,942,370	1.04

The number of options exercisable as at September 30, 2011 and December 31, 2010 was 5,744,550 and 5,908,214, respectively.

As of September 30, 2011, there was A$1,952,640 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2011 – remaining periods	719,050
2012	947,442
2013	271,790
2014	14,358

1,952,640

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

Net Profit/(Loss) per Share and Anti-dilutive Securities

Basic and diluted net profit/(loss) per share is presented in conformity with ASC 260 – Earnings per Share. Basic and diluted net profit/(loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Other than in a profit making year, the potentially dilutive options issued under the Universal Biosensors Employee Option Plan were not considered in the computation of diluted net profit/(loss) per share because they would be anti-dilutive given the Company’s loss making position.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Total Comprehensive Income

The Company follows ASC 220 – Comprehensive Income. Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income and cumulative translation adjustments.

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

Based on the latest Amendment to Schedule 13G filed on February 10, 2011, Johnson and Johnson Development Corporation (a venture capital subsidiary of Johnson & Johnson) beneficially held 18,207,030 shares in the Company as at December 31, 2010. The latest available Thomson Renters report, a third party independent analyst, indicates that as of September 15, 2011, Johnson and Johnson Development Corporation has reduced their shareholding to 14,931,659 shares in the Company.

The following transactions occurred with LifeScan, a wholly owned subsidiary of Johnson & Johnson:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	A$	A$	A$	A$
Current Receivables
Sale of products			1,183,281	2,018,684
Sale of services			96,246	213,784

			1,279,527	2,232,468

Revenue
Revenue from products	2,153,518	3,202,873	7,740,685	6,087,270
Revenue from services	318,869	1,785,331	1,040,918	5,082,243

	2,472,387	4,988,204	8,781,603	11,169,513

In September 2011, we entered into a license agreement with SpeeDx Pty Ltd (“SpeeDx”) pursuant to which SpeeDx granted us a license in the field of molecular diagnostics. Under the agreement we make milestone payments and royalty payments to SpeeDx. Messrs Denver and Jane are directors of the Company and SpeeDx Pty Ltd. Certain of our substantial shareholders also hold substantial shareholdings in SpeeDx. CM Capital Pty Ltd, which holds approximately 11% of our shares and of which Mr Jane is a director, holds approximately 34% of the issued shares in SpeeDx. PFM

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Cornerstone Limited, which holds approximately 8% of our shares and of which Messrs Denver and Hanley and Dr Adam are directors, holds approximately 34% of the issued shares in SpeeDx. Johnson & Johnson Development Corporation has a beneficial interest in approximately 9% of our shares. An affiliate of Johnson & Johnson, Johnson and Johnson Research Pty Ltd owns approximately 13% of issued shares in SpeeDx.

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

We were incorporated in the State of Delaware on September 14, 2001 and our shares of common stock in the form of CHESS Depositary Interests (“CDIs”) have been quoted on the Australian Securities Exchange (“ASX”) since December 13, 2006. Our wholly owned subsidiary and primary operating vehicle, UBS was incorporated as a proprietary limited company in Australia on September 21, 2001. UBS conducts our research, development and manufacturing activities in Melbourne, Australia.

We have rights to an extensive patent portfolio owned by UBS and licensed to UBS under a license agreement between LifeScan and UBS (“License Agreement”). Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International, both affiliates of Johnson and Johnson.

Blood glucose – UBS is a party to a Master Services and Supply Agreement with LifeScan which contains the terms pursuant to which UBS provides services and acts as a non-exclusive manufacturer of the blood glucose test strips we developed. The strips are sold by LifeScan as part of the “One Touch Verio®”. LifeScan continues its global rollout of the product which is currently available in major European markets and in Australia. We also undertake research and development work for LifeScan pursuant to a development and research agreement (“Development and Research Agreement”).

Coagulation testing market – In September 2011, UBS entered into collaboration agreement with Siemens Healthcare Diagnostics, Inc. (“Siemens”) pursuant to which UBS will develop a range of test strip and reader products for the point-of-care coagulation market for Siemens.

Other electrochemical-cell based tests – We use our technology base to develop a range of electrochemical-cell based tests and are currently developing a D-dimer test and other point-of-care tests for the immunoassay and molecular diagnostics markets.

We do not currently intend to establish our own sales and marketing force to commercialize any of the non-blood glucose products which we develop. Rather, our strategy is focused on establishing collaborative partnerships for our platform with major multinationals whose ambition is to lead in key clinical and market segments.

Universal Biosensors, Inc.

Results of Operations

Revenue from Products

We commenced manufacture of blood glucose test strips for the “One Touch Verio®” product in December 2009. LifeScan is continuing its global launch of the “One Touch Verio®” . The manufacturing results of the blood glucose test strips during the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	A$	A$	A$	A$
Revenue from products	2,153,518	3,202,873	7,740,685	6,087,270
Cost of goods sold	(2,314,082)	(3,136,390)	(8,500,926)	(6,611,542)

	(160,564)	66,483	(760,241)	(524,272)

Pursuant to the agreement we have with LifeScan, one of two pricing methodologies will apply depending on whether we are manufacturing above or below a specified quantity of blood glucose tests strips in a quarter. If less than the specified quantity of test strips is produced within a quarter, we are considered to be in the “interim costing period”. In the interim costing period, the Company is not expected to generate any profit from the manufacture of test strips, but is expected to recover most of its glucose manufacturing costs. As manufactured volumes increase beyond the specified quantity of blood glucose test strips per quarter, the interim costing period will cease to apply and a different pricing methodology will apply, at which time we expect our blood glucose manufacturing operations to be profitable. We were in the interim costing period during the three and nine months period ended September 30, 2011 and 2010. Revenue from product sales varies every quarter and is dependent upon LifeScan’s requirements.

Revenue from Services

We provide various services to LifeScan. The revenue is grouped into the following categories:

•	Contract research and development – we undertake contract research and development in the area of diabetes management for LifeScan;

•	Product enhancement – a service fee based on the number of strips sold by LifeScan is payable to us as an ongoing reward for our services and efforts to enhance the product;

•	Other services – ad-hoc services provided on an agreed basis based on LifeScan’s requirements.

There are different arrangements for each service being provided. The net contribution during the respective periods in relation to the provision of services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	A$	A$	A$	A$
Revenue from services	318,869	1,785,331	1,040,918	5,082,243
Cost of services	(61,257)	(376,398)	(265,763)	(869,652)

	257,612	1,408,933	775,155	4,212,591

The net contribution during the three and nine months ended September 30, 2011 has decreased by 82% and 82% compared to the same period in the previous financial year. The nature and scope of the services is determined by our partner. In October 2011, we commenced a new research and development project for LifeScan to determine the feasibility of an innovative blood glucose product. The feasibility project is expected to take 12 months for which we expect to receive US$4.5 million subject to our achieving certain milestones.

Universal Biosensors, Inc.

Milestone Payment

We received a non-refundable payment of US$3 million in September 2011 upon entering into a collaboration agreement with Siemens. This deliverable is not a separate unit of accounting and has been recorded as deferred revenue and will be recognized as revenue across other deliverables in the arrangement with Siemens.

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

Our principal research and development activities can be described as follows:

(a) Blood coagulation

Since 2005, we have undertaken development work on a prothrombin time test for monitoring the therapeutic range of the anticoagulant, warfarin, based on measuring activity of the enzyme thrombin. In September 2011 we entered into a collaboration agreement with Siemens pursuant to which will develop a range of test strip and reader products for the point-of-care coagulation market. The first test to be developed will be a modified version of a prothrombin time (“PT”)/ International normalized ratio (“INR”) test developed by UBS, followed by other tests in the point-of-care coagulation market.

We expect product validation for this test during 2012.

(b) Immunoassay

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

(c) DNA/RNA

We have undertaken some early stage feasibility work assessing the possibility of using DNA binding chemistries to build a strip test for DNA, RNA and as a possible alternative method for improving the sensitivity of protein assays. This concept work is at an early stage and may not yield any positive results. We have recently entered into a license to access certain molecular diagnostic technology.

Universal Biosensors, Inc.

Research and development expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	A$	A$	A$	A$
Research and development expenses	2,317,556	1,543,482	7,035,045	4,897,260

Research and development expenditure increased by 50% and 44% during the three and nine months ended September 30, 2011 compared to the same period in the previous financial year and reflects the development stage of one of our research and development projects (prothrombin time test) being undertaken this financial year. Research and development costs generally increase during the final stages of any research and development activity.

While it is entirely within our control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy is to enter into collaborative arrangements with third parties. These third parties will have an important role in directing and potentially funding the research and development activities.

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, finance, quality and regulatory, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal, audit and accounting services.

General and administrative expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	A$	A$	A$	A$
General and administrative expenses	2,029,467	1,675,868	5,235,725	4,934,461

General and administrative expenditure increased by 21% and 6% during the three and nine months ended September 30, 2011 compared to the same period previous financial year. This increase in expenses mainly reflects efforts put into business development to establish partnerships in the field outside the area of glucose and diabetes.

Interest Income

Interest income decreased by 50% and 40% during the three and nine months ended September 30, 2011 compared to the same period in the previous financial year. The decrease in interest income is attributable to the lower amount of funds available for investment.

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

(b) Stock-Based Compensation

We account for stock-based employee compensation arrangements using the modified prospective method as prescribed in accordance with the provisions of ASC 718 – Compensation – Stock Compensation.

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

Universal Biosensors, Inc.

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

(d) Income Taxes

We apply ASC 740 – Income Taxes which establishes financial accounting and reporting standards for the effects of income taxes that result from a company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets/(Liabilities)

Our net financial assets/(liabilities) position is shown below:

	Nine Months Ended	Year Ended
	September 30, 2011	December 31, 2010
	A$	A$
Financial assets:
Cash and cash equivalents	18,815,709	23,271,766
Accounts receivables	1,284,192	3,588,798

Total financial assets	20,099,901	26,860,564

Debt:
Short and long term debt/borrowings	—	—

Total debt	—	—

Net financial assets	20,099,901	26,860,564

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

Universal Biosensors, Inc.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Nine Months Ended	Year Ended
	September 30, 2011	December 31, 2010
	A$	A$
Cash and cash equivalents	18,815,709	23,271,766
Working capital	20,525,352	25,940,899
Ratio of current assets to current liabilities	6.54 : 1	6.82 : 1
Shareholders’ equity per common share	0.24	0.30

The changes in cash and cash equivalents and working capital from December 31, 2010 to September 30, 2011 was primarily due to the timing of cash receipts, payments, sales and accruals in the ordinary course of business. We have not identified any collectability issues with respect to receivables.

Summary of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	A$	A$
Cash provided by/(used in):
Operating activities	(3,660,339)	(5,080,637)
Investing activities	(872,704)	(1,408,561)
Financing activities	76,986	181,055

Net decrease in cash and cash equivalents	(4,456,057)	(6,308,143)

Our net cash used in operating activities during the nine months ended September 30, 2011 and 2010 was primarily for our research and development projects and the support and infrastructure required to assist in carrying out these research and development activities.

Our net cash used in investing activities for all years is primarily for the purchase of various plant and equipment and fit out of our facilities.

Our net cash provided by financing activities is primarily proceeds received from employees exercising their options.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2011 are:

A$
Less than 1 year	551,382
1 – 3 years	855,057
3 – 5 years	—
More than 5 years	—

Total minimum lease payments	1,406,439

Universal Biosensors, Inc.

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at September 30, 2011 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Long-Term Debt Obligations	—	—	—	—	—
Asset Retirement Obligations (1)	2,124,532	—	2,124,532	—	—
Operating Lease Obligations (2)	1,406,439	551,382	855,057	—	—
Purchase Obligations (3)	4,008,351	2,008,351	2,000,000	—	—
Other Long-Term Liabilities on Balance Sheet under GAAP (4)	172,630	—	114,323	53,230	5,077

Total	7,711,952	2,559,733	5,093,912	53,230	5,077

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders and contractual obligations that are payable on the achievement of certain milestones
(4)	Represents long service leave owing to the employees.

Segments

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work. We operate predominantly in one geographical area - Australia.

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

During the three month period ended September 30, 2011, the Company did not hedge its exposure to foreign exchange. As at balance sheet date, there were no open derivatives.

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

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended September 30 , 2011, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Universal Biosensors, Inc.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

None.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

With the exception of the issuance of shares of Common Stock upon the exercise of stock options issued to employees, there has been no sale of new equity securities by the Company since December 31, 2010. The table below sets forth the number of employee stock options exercised and the number of shares issued in the nine month period ended September 30, 2011. The Company issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

Exercise Date	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price	Proceeds Received (A$)
January	50,000	A$0.89	44,500
January	26,667	Nil	—
January	13,333	A$0.50	6,667
January	6,666	A$0.94	6,266
March	40,000	US$0.22	8,693
May	6,667	A$0.70	4,667
May	2,333	A$0.94	2,193
August	8,000	A$0.50	4,000

	153,666		76,986

The funds raised will be used for working capital requirements including the continued development of our existing pipeline and point-of-care tests and to identify and develop additional tests.

Item 3	Defaults Upon Senior Securities

None.

Item 4	[Removed and Reserved]

Item 5	Other Information

None.

Item 6	Exhibits

Universal Biosensors, Inc.

Exhibit No	Description	Location

10.20	Collaboration Agreement between Siemens Healthcare Diagnostics, Inc. and Universal Biosensors Pty Ltd	Filed herewith – confidential treatment requested

10.21	Statement of Work for MAP Feasibility Project	Filed herewith - confidential treatment requested

10.22	Novation Agreement and First Amendment to the Amended and Restated Master Services and Supply Agreement between LifeScan, Inc, Cilag GmbH International, Universal Biosensors Pty Ltd and Universal Biosensors, Inc.	Filed herewith

10.23	Second Amendment to the Amended and Restated Master Services and Supply Agreement between Cilag GmbH International, Universal Biosensors Pty Ltd and Universal Biosensors, Inc.	Filed herewith - confidential treatment requested

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Paul Wright
Date: November 3, 2011		Paul Wright
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: November 3, 2011		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated November 3, 2011

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

10.20	Collaboration Agreement between Siemens Healthcare Diagnostics, Inc. and Universal Biosensors Pty Ltd	Filed herewith – confidential treatment requested

10.21	Statement of Work for MAP Feasibility Project	Filed herewith - confidential treatment requested

10.22	Novation Agreement and First Amendment to the Amended and Restated Master Services and Supply Agreement between LifeScan, Inc, Cilag GmbH International, Universal Biosensors Pty Ltd and Universal Biosensors, Inc.	Filed herewith

10.23	Second Amendment to the Amended and Restated Master Services and Supply Agreement between Cilag GmbH International, Universal Biosensors Pty Ltd and Universal Biosensors, Inc.	Filed herewith - confidential treatment requested

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text