Form 10-Q/A
period 2011-09-30
UNIVERSAL BIOSENSORS INC
filed 2012-01-31
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

Explanatory Note

This amendment to the Form 10-Q for the period ended September 30, 2011 (“Form 10-Q”) is being filed to reflect the removal of certain redactions from Exhibits 10.20 and 10.21 previously filed under Item 6 of Part II of the Form 10-Q.

Universal Biosensors, Inc.

PART II

Item 6	Exhibits

Exhibit No	Description	Location

10.20	Collaboration Agreement between Siemens Healthcare Diagnostics, Inc. and Universal Biosensors Pty Ltd	Filed herewith

10.21	Statement of Work for MAP Feasibility Project	Filed herewith

10.22	Novation Agreement and First Amendment to the Amended and Restated Master Services and Supply Agreement between LifeScan, Inc, Cilag GmbH International, Universal Biosensors Pty Ltd and Universal Biosensors, Inc.	*

10.23	Second Amendment to the Amended and Restated Master Services and Supply Agreement between Cilag GmbH International, Universal Biosensors Pty Ltd and Universal Biosensors, Inc.	*

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*	Incorporated by reference to the Company’s Form 10-Q for the quarter ending September 30, 2011.

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Paul Wright
Date: January 31, 2012		Paul Wright
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: January 31, 2012		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated November 3, 2011

Exhibit No	Description	Location

10.20	Collaboration Agreement between Siemens Healthcare Diagnostics, Inc. and Universal Biosensors Pty Ltd	Filed herewith

10.21	Statement of Work for MAP Feasibility Project	Filed herewith

10.22	Novation Agreement and First Amendment to the Amended and Restated Master Services and Supply Agreement between LifeScan, Inc, Cilag GmbH International, Universal Biosensors Pty Ltd and Universal Biosensors, Inc.	*

10.23	Second Amendment to the Amended and Restated Master Services and Supply Agreement between Cilag GmbH International, Universal Biosensors Pty Ltd and Universal Biosensors, Inc.	*

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity and Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text

*	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2011.