Form 10-Q
period 2012-03-31
UNIVERSAL BIOSENSORS INC
filed 2012-05-02
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 159,146,213 shares of Common Stock, U.S.$0.0001 par value, outstanding as of May 2, 2012.

UNIVERSAL BIOSENSORS, INC.

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2012	December 31, 2011
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	15,690,681	15,089,209
Inventories, net	2,406,912	3,619,400
Accounts receivable	3,498,983	4,889,783
Prepayments	702,043	92,048
Financial instruments	—	83,339
Other current assets	1,233,961	827,508

Total current assets	23,532,580	24,601,287
Non-current assets:
Property, plant and equipment	33,168,763	33,151,027
Less accumulated depreciation	(13,528,054)	(12,855,847)

Property, plant and equipment – net	19,640,709	20,295,180

Other non-current assets	320,000	320,000

Total non-current assets	19,960,709	20,615,180

Total assets	43,493,289	45,216,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,766,972	620,682
Accrued expenses	1,520,156	2,061,528
Financial instruments	35,001	—
Deferred revenue	2,711,372	3,509,721
Borrowings	614,483	—
Employee entitlements provision	897,517	824,833

Total current liabilities	7,545,501	7,016,764
Non-current liabilities:
Asset retirement obligations	2,212,884	2,166,691
Employee entitlements provision	207,465	181,367
Deferred revenue	829,039	829,039

Total non-current liabilities	3,249,388	3,177,097

Total liabilities	10,794,889	10,193,861

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2012 (2011: nil)
Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 159,146,213 shares in 2012 (2011: 159,139,965)	15,915	15,914
Additional paid-in capital	79,643,303	79,446,995
Accumulated deficit	(44,225,330)	(29,533,213)
Current year loss	(2,402,175)	(14,692,117)
Accumulated other comprehensive income	(333,313)	(214,973)

Total stockholders’ equity	32,698,400	35,022,606

Total liabilities and stockholders’ equity	43,493,289	45,216,467

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2012	2011
	A$	A$
Revenue
Revenue from products	$4,724,221	$3,319,401
Revenue from services	1,677,510	245,920

Total revenue	6,401,731	3,565,321
Operating costs & expenses
Cost of goods sold	4,868,577	3,492,052
Cost of services	225,802	63,519
Research and development	2,264,898	1,747,507
General and administrative	1,484,876	1,405,358

Total operating costs & expenses	8,844,153	6,708,436

Loss from operations	(2,442,422)	(3,143,115)
Other income/(expense)
Interest income	124,168	224,875
Interest expense	(9,754)	—
Other	(74,167)	(128,992)

Total other income	40,247	95,883
Net loss before tax	(2,402,175)	(3,047,232)
Income tax benefit/(expense)	—	—

Net loss	$(2,402,175)	$(3,047,232)

Earnings per share
Basic and diluted net loss per share	$(0.02)	$(0.02)
Other comprehensive loss, net of tax:
Unrealized loss on derivative instruments	(35,001)	—
Reclassification for gains realized in net income	(83,339)	—

Other comprehensive loss	(118,340)	—

Comprehensive loss	$(2,520,515)	$(3,047,232)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2011	158,871,495	15,887	77,034,717	(29,533,213)	(298,312)	47,219,079
Net loss	—	—	—	(3,047,232)	—	(3,047,232)
Other comprehensive loss	—	—	—	—	—	—
Exercise of stock options issued to employees	136,666	14	66,112	—	—	66,126
Stock option expense	—	—	192,925	—	—	192,925

Balances at March 31, 2011	159,008,161	15,901	77,293,754	(32,580,445)	(298,312)	44,430,898

Balances at January 1, 2012	159,139,965	15,914	79,446,995	(44,225,330)	(214,973)	35,022,606
Net loss	—	—	—	(2,402,175)	—	(2,402,175)
Other comprehensive loss	—	—	—	—	(118,340)	(118,340)
Exercise of stock options issued to employees	6,248	1	1,517	—	—	1,518
Stock option expense	—	—	194,791	—	—	194,791

Balances at March 31, 2012	159,146,213	15,915	79,643,303	(46,627,505)	(333,313)	32,698,400

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011
	A$	A$
Cash flows from operating activities:
Net loss	(2,402,175)	(3,047,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment of plant & equipment	673,773	821,660
Share based payments expense	194,791	192,925
Loss on fixed assets disposal	3,609	4,669
Change in assets and liabilities:
Inventory	1,212,488	131,851
Accounts receivables	1,390,800	2,295,850
Prepaid expenses and other current assets	(1,016,448)	(1,145,187)
Deferred revenue	(798,349)	—
Employee entitlements	98,782	78,444
Accounts payable and accrued expenses	714,889	(1,434,070)

Net cash provided by/(used in) operating activities	72,160	(2,101,090)

Cash flows from investing activities:
Purchases of property, plant and equipment	(86,689)	(664,913)

Net cash used in investing activities	(86,689)	(664,913)

Cash flows from financing activities:
Proceeds from borrowings	921,725	—
Repayment of borrowings	(307,242)	—
Proceeds from stock options exercised	1,518	66,126

Net cash provided by financing activities	616,001	66,126

Net increase/(decrease) in cash and cash equivalents	601,472	(2,699,877)
Cash and cash equivalent at beginning of period	15,089,209	23,271,766

Cash and cash equivalents at end of period	15,690,681	20,571,889

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

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS including under a license agreement between LifeScan, Inc. (“LifeScan”) and UBS (“License Agreement”). Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International, both affiliates of Johnson and Johnson.

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•

Blood glucose – UBS provides services and acts as a non-exclusive manufacturer of test strips for LifeScan’s “OneTouch® VerioTM” blood glucose testing product, pursuant to a Master Services and Supply Agreement with LifeScan (“Master Services and Supply Agreement”). LifeScan continues its global rollout of the OneTouch® VerioTM product which is currently available in North America, major European markets and Australia. We also undertake research and development work for LifeScan pursuant to a development and research agreement (“Development and Research Agreement”).

•

Coagulation testing market – UBS is working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market, pursuant to a collaboration agreement (“Collaboration Agreement”).

•

Other electrochemical-cell based tests – we are working to develop other point-of-care tests on our technology platform, including tests based on immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements or strategic alliances with respect to any tests arising from this work.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2011, included in the Form 10-K of Universal Biosensors, Inc.

The year-end consolidated condensed balance sheet data as at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

Basis of Presentation

These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts are expressed in Australian dollars (“AUD” or “A$”) unless otherwise stated.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. We rely largely on our existing cash and cash equivalents balance and funds from our operations to provide for the working capital needs of our operations. We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. However, in the event, our financing needs for the foreseeable future are not able to be met by our existing cash and cash equivalents balance and operating cash flow, we would seek to raise funds through public or private equity offerings, debt financings, and through other means to meet the financing requirements. There is no assurance that funding would be available at acceptable terms, if at all.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Where a derivative financial instrument is designated as a hedge of the variability in cash flows of a recognized asset or liability, or a highly probable forecast transaction, the effective part of any unrealised gain or loss on the derivative financial instrument is recognized directly in equity. When the forecast transaction subsequently results in the recognition of a non-financial asset or non-financial liability, the associated cumulative gain or loss is removed from equity and included in the initial cost or other carrying amount of the non-financial asset or liability.

For cash flow hedges, other than those covered by the preceding statement, the associated cumulative gain or loss is removed from equity and recognized in the consolidated statements of operations in the same period or periods during which the hedged forecast transaction affects the consolidated statements of operations and on the same line item as that hedged forecast transaction. The ineffective part of any gain or loss is recognized immediately in the consolidated statements of operations.

When a hedging instrument expires or is sold, terminated or exercised, or the Company revokes designation of the hedge relationship but the hedged forecast transaction is still probable to occur, the cumulative gain or loss at that point remains in equity and is recognized in accordance with the above policy when the transaction occurs. If the hedged transaction is no longer expected to take place, then the cumulative unrealized gain or loss recognized in equity is recognized immediately in the consolidated statements of operations.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At March 31, 2012 and year ended December 31, 2011, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

At March 31, 2012 (December 31, 2011: US$4.0 million) we had outstanding contracts with a notional amount of US$2.475 million. The fair value of these contracts at March 31, 2012 (December 31, 2011: an asset of A$83,339) was a liability of A$35,001 recorded as ‘Financial Instruments’ in the consolidated condensed balance sheet. As of March 31, 2012, substantially all of the derivative loss recognized in accumulated other comprehensive income (AOCI) will be recognized in earnings within the next 12 months. During the three months ended March 31, 2012, we recognized losses of A$83,339 recorded in earnings. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the year ended March 31, 2012 (December 31, 2011: nil).

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and estimated costs necessary to dispose. Inventories are principally determined under the average cost method which approximates cost. Cost comprises direct materials, direct labour and an appropriate portion of variable and fixed overhead expenditure, the latter being allocated on the basis of normal operating capacity. Cost also includes the transfer from equity of any gains/losses on qualifying cash flow hedges relating to purchases of raw material. Costs of purchased inventory are determined after deducting rebates and discounts.

	Three Months Ended March 31,	Year Ended December 31,
	2012	2011
	A$	A$
Raw materials	1,770,642	3,254,675
Work in progress	200,194	102,239
Finished goods	436,076	262,486

	2,406,912	3,619,400

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on a review of individual accounts for collectability, generally focusing on those accounts that are past due. The current year expense to adjust the allowance for doubtful accounts, if any, is recorded within general and administrative expenses in the consolidated statements of operations. Account balances are charged against the allowance when it is probable the receivable will not be recovered.

	Three Months Ended March 31,	Year Ended December 31,
	2012	2011
	A$	A$
Accounts receivable	3,498,983	4,889,783
Allowance for doubtful debts	—	—

	3,498,983	4,889,783

Property, Plant, and Equipment

Property, plant, and equipment are recorded at acquisition cost, less accumulated depreciation.

Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life of machinery and equipment is 3 to 10 years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred and include normal services and does not include items of a capital nature.

The Company receives Victorian government grant monies under grant agreements to support our development activities, including in connection with the purchase of plant and equipment. Plant and equipment is presented net of the government grant. The grant monies are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased.

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

Research and development expenses for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	A$	A$
Research and development expenses	2,264,898	1,747,507

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Income Taxes

The Company applies ASC 740 – Income Taxes which establishes financial accounting and reporting standards for the effects of income taxes that result from a company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Our overall ARO changed as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2012	2011
	A$	A$
Opening balance	2,166,691	1,998,060
Accretion expense	46,193	168,631

Ending balance	2,212,884	2,166,691

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

We recognize revenue from sales of products at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership, assuming all other revenue recognition criteria have been met. Generally, this is at the time products are shipped to the customer.

Revenue from services are recognized when a persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue recognition principles are assessed for each new contractual arrangement and the appropriate accounting is determined for each service.

Where our agreements contain multiple elements, or deliverables, such as the manufacture and sale of products, provision of services or research and development activities, they are assessed to determine whether separate delivery of the individual elements of such arrangements comprises more than one unit of accounting. Where an arrangement can be divided into separate units of accounting (each unit constituting a separate earnings process), the arrangement consideration is allocated amongst those varying units based on the relative selling price of the separate units of accounting and the applicable revenue recognition criteria applied to the separate units. Selling prices are determined using fair value, either vendor specific objective evidence or third party evidence of the selling price, when available, or the Company’s best estimate of selling price when fair value is not available for a given unit of accounting.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

We typically generate milestone payments from our customers pursuant to the various agreements we have with them. Non-refundable milestone payments which represent the achievement of a significant technical/regulatory hurdle in the research and development process, pursuant to collaborative agreements, and are deemed to be substantive, are recognized as revenue upon the achievement of the specified milestone. If the non-refundable milestone payment is not substantive or stand-alone value, the non-refundable milestone payment is deferred and recognized as revenue either over the estimated performance period stipulated in the agreement or across other deliverables in the arrangement.

Management has concluded that the core operations of the Company are expected to be research and development activities, commercial manufacture of approved medical or testing devices and the provision of services. The Company’s ultimate goal is to utilize the underlying technology and skill base for the development of marketable products that the Company will manufacture. The Company considers revenue from the sales of products, revenue from services and the income received from milestone payments indicative of its core operating activities or revenue producing goals of the Company, and as such have accounted for this income as “revenues”.

Product and Service Agreements

In October 2007, the Company and LifeScan entered into a Master Services and Supply Agreement, under which the Company would provide certain services to LifeScan in the field of blood glucose monitoring and act as a non-exclusive manufacturer of blood glucose test strips. The Master Services and Supply Agreement was subsequently amended and restated in May 2009. The Company has concluded the Master Services and Supply Agreement should be accounted for as three separate units of accounting: 1) research and development to assist LifeScan in receiving regulatory clearance to sell the blood glucose product (milestone payment), 2) contract manufacturing of the blood glucose test strips (contract manufacturing) and 3) ongoing services and efforts to enhance the product (product enhancement).

All consideration within the Master Services and Supply agreement is contingent. The Company concluded the undelivered items were not priced at a significant incremental discount to the delivered items and revenue for each deliverable will be recognized as each contingency is met and the consideration becomes fixed and determinable. The milestone payment was considered to be a substantive payment and the entire amount has been recognized as revenue when the regulatory approval was received. Revenues for contract manufacturing and ongoing efforts to enhance the product are recognised as revenue from products or revenue from services, respectively, when the four basic criteria for revenue recognition are met.

In October 2011, the Company entered into a Statement of Work pursuant to the Development and Research Agreement with LifeScan to provide services for a feasibility study for an innovative blood glucose product. The services relating to this agreement are expected to take 12 months to complete which commenced in September 2011.

Research and Development Agreement

On September 9, 2011 the Company entered into a collaboration agreement with Siemens to develop coagulation related products for hospital point-of-care and ambulatory care coagulation markets. In addition to an up-front, non-refundable payment of US$3 million; the Company may receive up to six payments from Siemens upon the achievement of certain defined milestones relating to feasibility, regulatory submissions and the launch of the products to be developed. The Company has concluded that the up-front payment is not a separate unit of accounting and recorded the amount as deferred revenue to be recognized as revenue across other deliverables in the arrangement with Siemens based upon the Company’s best estimate of selling price. The deliverables related to each milestone are considered substantive and are not priced at a significant incremental discount to the other deliverables. As the achievement of the milestones is contingent upon a future event, the revenue for each deliverable will be recognized as the contingencies are met and the consideration becomes fixed and determinable.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Transactions and balances

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of operations.

The Company has recorded foreign currency transaction losses of A$96,973 and A$111,103 for the three month period ended March 31, 2012 and 2011, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at March 31, 2012 and December 31, 2011.

Patent and License Costs

Legal and maintenance fees incurred for patent application costs have been charged to expense and reported in research and development expense. Legal and maintenance fees incurred for patents relating to commercialized products are capitalized and amortized over the life of the patents.

Universal Biosensors, Inc.

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

Stock-based Compensation

We measure stock-based compensation at grant date, based on the estimated fair value of the award, and recognize the cost as an expense on a straight-line basis over the vesting period of the award. We estimate the fair value of stock options using the Trinomial Lattice model. We also grant our employees Restricted Stock Units (“RSUs”) and Zero Priced Employee Options (“ZEPOs”). RSUs are stock awards granted to employees that entitle the holder to shares of common stock as the award vests. ZEPOs are stock options granted to employees that entitle the holder to shares of common stock as the award vests. The value of RSUs and ZEPOs are determined and fixed on the grant date based on the Company’s stock price.

We record deferred tax assets for awards that will result in deductions on our income tax returns, based on the amount of compensation cost recognized and our statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported in our income tax return are recorded in expense or in capital in excess of par value if the tax deduction exceeds the deferred tax assets or to the extent that previously recognized credits to paid-in-capital are still available if the tax deduction is less than the deferred tax asset.

(a)	Stock Option Plan

In 2004, the Company adopted an employee option plan (“Plan”). Options may be granted pursuant to the Plan to any person considered by the board to be employed by the Group on a permanent basis (whether full time, part time or on a long term casual basis). Each option gives the holder the right to subscribe for one share of common stock. The total number of options that may be issued under the Plan is such maximum amount permitted by law and the Listing Rules of the Australian Securities Exchange (“ASX”). The exercise price and any exercise conditions are determined by the board at the time of grant of the options. Any exercise conditions must be satisfied before the options vest and become capable of exercise. The options lapse on such date determined by the board at the time of grant or earlier in accordance with the Plan. Options granted to date have had a term up to 10 years and generally vest in equal tranches over three years.

An option holder is not permitted to participate in a bonus issue or new issue of securities in respect of an option held prior to the issue of shares to the option holder pursuant to the exercise of an option. If the Company changes the number of issued shares through or as a result of any consolidation, subdivision, or similar reconstruction of the issued capital of the Company, the total number of options and the exercise price of the options (as applicable) will likewise be adjusted.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Mar-12	Nov-11	Nov-11	Sep-11	Mar-11	Feb-11
Exercise Price (A$)	0.75	Nil	0.89	1.00	1.37	1.38
Share Price at Grant Date (A$)	0.75	0.89	0.89	1.00	1.37	1.38
Volatility	67%	68%	68%	69%	70%	71%
Expected Life (years)	7	7	7	7	7	7
Risk Free Interest Rate	3.78%	3.72%	3.72%	3.89%	5.36%	5.45%
Fair Value of Option (A$)	0.44	0.89	0.52	0.59	0.83	0.83

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2011	11,417,536	1.02

Granted	156,000	0.75
Exercised	(6,248)	0.35
Lapsed	(152,998)	1.09

Balance at March 31, 2012	11,414,290	1.02

The number of options exercisable as at March 31, 2012 and March 31, 2011 was 7,854,111 and 5,721,548, respectively. The total stock compensation expense recognized in income statement as at March 31, 2012 and March 31, 2011 was A$194,791 and A$192,925, respectively.

As of March 31, 2012, there was A$1,569,498 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2012	1,076,197
2013	433,431
2014	59,870

1,569,498

The aggregate intrinsic value for all options outstanding as at March 31, 2012 and March 31, 2011 was zero.

(b) Restricted Share Plan

Our Employee Share Plan was adopted by the Board of Directors in 2009. The Employee Share Plan permits our Board to grant shares of our common stock to our employees and directors. The number of shares able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. All our employees are eligible for shares under the Employee Share Plan. The Company currently proposes to continue to issue A$1,000 worth of RSUs to employees of the Company on a recurring basis, but no more frequently than annually. The restricted shares have the same terms of issue as our existing shares of common stock but are not able to be traded until the earlier of three years from the date on which the shares are issued or the date the relevant employee ceases to be an employee of the Company or any of its associated group of companies.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The table below sets forth the RSUs issued by the Company since January 1, 2011:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued
November, 2011	86,471	A$76,959

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2011	157,763	1.23
Release of restricted shares	(3,549)	1.41

Balance at March 31, 2012	154,214	1.22

Employee Benefit Costs

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

Borrowings

In January 2012, UBS entered into an arrangement with BMW Australia Finance Pty Ltd to fund the Group’s insurance premium. The total amount financed is A$921,725 at inception. Interest is charged at a fixed rate of 3.2% per annum and the short-term borrowing is repayable over a 12 month period. The short-term borrowing is secured by the insurance premium refund. The carrying value for borrowing approximates fair value because of the short maturity of the loan.

Net Loss per Share and Anti-dilutive Securities

Basic and diluted net loss per share is presented in conformity with ASC 260 – Earnings per Share. Basic and diluted net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Other than in a profit making year, the potentially dilutive options issued under the Universal Biosensors Employee Option Plan were not considered in the computation of diluted net loss per share because they would be anti-dilutive given the Company’s loss making position.

Total Comprehensive Income

The Company follows ASC 220 – Comprehensive Income. Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income and cumulative translation adjustments.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The tax effects allocated to each component of other comprehensive income is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
Three months ended March 31, 2012
Unrealized loss on derivative instruments	35,001	—	35,001
Reclassification for gains realized in net income	83,339	—	83,339

Other comprehensive loss	118,340	—	118,340

Three months ended March 31, 2011
Unrealized gain on derivative instruments	—	—	—

Other comprehensive income	—	—	—

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 which amended the disclosure requirements regarding offsetting assets and liabilities of derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The enhanced disclosures will require entities to provide both net and gross information for these assets and liabilities. The amendment is effective for fiscal years beginning on or after January 1, 2013. The Company does not anticipate that this amendment will have a material impact on its financial statements.

Related Party Transactions

Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, are set out below:

In September 2011, we entered into a license agreement with SpeeDx Pty Ltd (“SpeeDx”) pursuant to which SpeeDx granted us a license in the field of molecular diagnostics. Under the agreement we make milestone payments totaling A$500,000 if certain specified targets are achieved and payments ranging from 5% to 15% of our sales and licensing revenues to SpeeDx. Messrs Denver and Jane are directors of the Company and SpeeDx Pty Ltd. Certain of our substantial shareholders also hold substantial shareholdings in SpeeDx. CM Capital Pty Ltd, which holds approximately 11% of our shares and of which Mr Jane is a director, holds approximately 34% of the issued shares in SpeeDx. PFM Cornerstone Limited, which holds approximately 7% of our shares and of which Messrs Denver and Hanley and Dr Adam are directors, holds approximately 34% of the issued shares in SpeeDx. Johnson & Johnson Development Corporation has a beneficial interest in approximately 9% of our shares. An affiliate of Johnson & Johnson, Johnson and Johnson Research Pty Ltd owns approximately 13% of issued shares in SpeeDx.

Based on the latest Amendment to Schedule 13G filed on January 25, 2012, Johnson and Johnson Development Corporation (a venture capital wholly owned subsidiary of Johnson & Johnson) beneficially held 14,915,400 shares in the Company as at December 31, 2011 which represents approximately 9.4% of the Company’s shares.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The following transactions occurred with LifeScan:

	Three Months Ended March 31,
	2012	2011
	A$	A$
Current Receivables – Owing by LifeScan
Sale of goods	3,279,121	1,201,986
Sale of services	204,288	90,962

	3,483,409	1,292,948

Revenue from LifeScan
Revenue from products	4,724,221	3,319,401
Revenue from services	1,661,890	245,920

	6,386,111	3,565,321

Universal Biosensors, Inc.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS including under a license agreement between LifeScan, Inc. (“LifeScan”) and UBS (“License Agreement”). Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International, both affiliates of Johnson and Johnson.

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•

Blood glucose – UBS provides services and acts as a non-exclusive manufacturer of test strips for LifeScan’s “OneTouch® VerioTM” blood glucose testing product, pursuant to a Master Services and Supply Agreement with LifeScan (“Master Services and Supply Agreement”). LifeScan continues its global rollout of the OneTouch® VerioTM product which is currently available in North America, major European markets and Australia. We also undertake research and development work for LifeScan pursuant to a development and research agreement (“Development and Research Agreement”).

•

Coagulation testing market – UBS is working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market, pursuant to a collaboration agreement (“Collaboration Agreement”).

•

Other electrochemical-cell based tests – we are working to develop other point-of-care tests on our technology platform, including tests based on immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements or strategic alliances with respect to any tests arising from this work.

Universal Biosensors, Inc.

Results of Operations

Revenue from Products

OneTouch® VerioTM was first launched in the Netherlands in January 2010 and has subsequently been launched in Australia, all major European markets and North America. The manufacturing results of the blood glucose test strips during the respective periods are as follows:

	Three Months Ended March 31,
	2012	2011
	A$	A$
Revenue from products	4,724,221	3,319,401
Cost of goods sold	(4,868,577)	(3,492,052)

	(144,356)	(172,651)

Pursuant to the agreement we have with LifeScan, one of two pricing methodologies will apply depending on whether we received purchase orders above or below a specified quantity of blood glucose test strips in a quarter. If purchase orders of less than the specified quantity of test strips are received within a quarter, we are considered to be in the “interim costing period”. In the interim costing period, the Company is not expected to generate any profit from the manufacture of test strips, but is expected to recover most of its glucose manufacturing costs. If purchase orders increase beyond the specified quantity of blood glucose test strips per quarter, the interim costing period will cease to apply and a different pricing methodology will apply, at which time we expect our blood glucose manufacturing operations to be profitable. Revenue from product sales varies every quarter and is dependent upon LifeScan’s requirements.

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® VerioTM, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay us an additional amount per strip manufactured by us up to a certain volume in 2010. In 2011, as long as we remained in the interim costing period, LifeScan agreed to pay us an additional amount per strip equivalent to 50% of the amount agreed with LifeScan in 2010. These additional payments ceased during the third quarter of 2011.

Whilst we received the additional amount per strip during the first quarter of 2011, we still sustained a manufacturing loss as we were in the interim costing period and the total revenue was not sufficient to recover our manufacturing costs.

We ceased to be in the interim costing period in the fourth quarter of 2011 and remained outside the interim costing period in the first quarter of 2012. Although the manufacturing volumes increased and therefore our revenue increased when compared to the first quarter of 2011, we still sustained a minor loss due to increased manufacturing costs. The increased manufacturing costs reflect lower yields and manufacturing transition as volumes grow.

We expect to remain outside the interim costing period in the second quarter of 2012.

Revenue from Services

We provide various services to our customers and partners. The revenue is grouped into the following categories:

•	Contract research and development – we undertake contract research and development on behalf of our customers and partners;

Universal Biosensors, Inc.

•	Product enhancement – a service fee based on the number of strips sold by our customers and partners is payable to us as an ongoing reward for our services and efforts to enhance the product;

•	Other services – ad-hoc services provided on an agreed basis based on our customers and partners requirements.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended March 31,
	2012	2011
	A$	A$
Revenue from services	1,677,510	245,920
Cost of services	(225,802)	(63,519)

	1,451,708	182,401

Contract research and development and the service fee makes up the major portion of revenue from services.

The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. There was an increase in the contract research and development revenue as we commenced a new research and development project for LifeScan in September 2011. The project is to determine the feasibility of an innovative blood glucose product. The US$4.5 million feasibility project awarded to us by LifeScan is expected to take 12 months. Revenue is recognized for the feasibility project when services have been performed, the amount of the payment can be reliably measured and collectability is reasonably assured. We recognize revenue for accounting purposes ratably over the feasibility period.

There was a 505% increase in the service fee during the three months ended March 31, 2012 as compared to the same period in the previous financial year due primarily to the fact that the OneTouch® VerioTM is now sold in all the major western markets including the United States. LifeScan launched the OneTouch® VerioTM IQ System in the United States in January 2012. The service fee increased by 116% during the three months ended March 31, 2012 as compared to the previous quarter.

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

Our principal research and development activities can be described as follows:

(a) Blood coagulation

Since 2005, we have undertaken development work on a prothrombin time test for monitoring the therapeutic range of the anticoagulant, warfarin, based on measuring activity of the enzyme thrombin. In September 2011 we entered into a collaboration agreement with Siemens pursuant to which we will develop a range of test strips and reader products for the point-of-care coagulation market. The first test to be developed will be a modified version of a Prothrombin Time International Normalized Ratio test developed by UBS, followed by other tests in the point-of-care coagulation market.

Universal Biosensors, Inc.

(b) Immunoassay

We are continuing to develop our immunoassay platform. We are developing a D-dimer test for the detection and monitoring of several conditions associated with thrombotic disease, particularly deep venous thrombosis (clots in the leg) and pulmonary embolism (clots in the lung). We are also working on a C-reactive protein test to assist in the diagnosis and management of inflammatory conditions.

This work will allow the electrochemical cell platform technology to be expanded to a range of immunoassay tests.

(c) DNA/RNA

We have undertaken some early stage work assessing the possibility of using DNA binding chemistries to build a strip test for DNA, RNA and as a possible alternative method for improving the sensitivity of protein assays. This concept work is at an early stage and may not yield any positive results. We have recently entered into a license with SpeeDx Pty Ltd to access certain molecular diagnostic technology.

Research and development expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2012	2011
	A$	A$
Research and development expenses	2,264,898	1,747,507

Depending on the number of research and development activities we undertake and the development phase of the research and development, our research and development expenditure will fluctuate. Research and development expenditure increased by 30% during the three months ended March 31, 2012 compared to the same period previous financial year. The prothrombin time test project is in the final stages of the development phase and is targeted for launch in 2013. An increased volume of work is required during this development phase as validation and testing of the product increases. During the latter half of 2011, we also commenced work on a range of other test strips and reader products for the point-of-care coagulation market pursuant to our agreement with Siemens. If pre-agreed milestones set by Siemens are achieved, a portion of the research and development expenditure will be subsidized by milestone payments from Siemens.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure was A$267,389 and A$327,815 for the three months ended March 31, 2012 and 2011, respectively.

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party will direct the research and development activities which will influence our research and development expenditure and these parties may contribute towards all or part of the cost of these activities.

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal, audit and accounting services. General and administrative expenses are largely fixed in nature.

Universal Biosensors, Inc.

General and administrative expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2012	2011
	A$	A$
General and administrative expenses	1,484,876	1,405,358

There were no substantive changes in the general and administrative expenses during the three months ended March 31, 2012 compared to the same period previous financial year. The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure were A$116,477 and A$125,300 for the three months ended March 31, 2012 and 2011, respectively.

Interest Income

Interest income decreased by 45% during the three months ended March 31, 2012 compared to the same period in the previous financial year. The decrease in interest income is attributable to the lower amount of funds available for investment.

Interest Expense

Interest expense of A$9,754 for the three months ended March 31, 2012 relates to a 3.2% interest being charged on a short-term borrowing initiated in January 2012.

Other

Other is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies. During the three months ended March 31, 2012, there was a favorable movement in exchange rates hence amounting to a foreign exchange gain. During the three months ended March 31, 2011, there was an unfavorable movement in exchange rates hence amounting to a foreign exchange loss.

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

In addition, the Company enters into arrangements, which contain multiple revenue generating activities. The revenue for these arrangements is recognized as each activity is performed or delivered, based on the relative fair value and the allocation of revenue to all deliverables based on their relative selling price. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocation of revenue to deliverables, vendor-specific objective evidence, third-party evidence of selling price and the Company’s best estimate of selling price. The Company’s process for determining its best estimate of selling price for deliverables without vendor-specific objective evidence or third-party evidence of selling price involves management’s judgment. The Company’s process considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable.

Universal Biosensors, Inc.

(b) Stock-Based Compensation

We account for stock-based employee compensation arrangements using the modified prospective method as prescribed in accordance with the provisions of ASC 718 – Compensation – Stock Compensation.

Each of the inputs to the Trinomial Lattice model is discussed below.

Share Price at Valuation Date

The value of the options granted in 2012 and 2011 has been determined using the closing price of our common stock trading in the form of CDIs on ASX at the time of grant of the options. The ASX is the only exchange upon which our securities are quoted.

Volatility

We applied volatility having regard to the historical price change of our shares in the form of CDIs available from the ASX.

Time to Expiry

All options granted under our share option plan have a maximum 10 year term and are non-transferable.

Risk Free Rate

The risk free rate which we applied is equivalent to the yield on an Australian government bond with a time to expiry approximately equal to the expected time to expiry on the options being valued.

(c) Income Taxes

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

(d) Impairment of Long-Lived Assets

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

Universal Biosensors, Inc.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
	A$	A$
Financial assets:
Cash and cash equivalents	15,690,681	15,089,209
Accounts receivables	3,498,983	4,889,783
Financial instruments	—	83,339

Total financial assets	19,189,664	20,062,331

Debt:
Short term borrowings	614,483	—
Financial instruments	35,001	—

Total debt	649,484	—

Net financial assets	18,540,180	20,062,331

We rely largely on our existing cash and cash equivalents and funds from our operations to provide for the working capital needs of our operations. We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months.

The carrying value of the cash and cash equivalents and the accounts receivables approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized for the three months ended March 31, 2012 and 2011.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At March 31, 2012 and 2011, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had outstanding contracts with a notional amount of US$2.475 million and US$4.0 million as of March 31, 2012 and December 31, 2011, respectively. The fair value of these contracts at March 31, 2012 was a liability of A$35,001 (2011: an asset of A$83,339) recorded as ‘Financial Instruments’ in the consolidated condensed balance sheet. As of March 31, 2012, substantially all of the derivative loss recognized in accumulated other comprehensive income (AOCI) will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the year ended March 31, 2012 (2011: nil). For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Universal Biosensors, Inc.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
	A$	A$
Cash and cash equivalents	15,690,681	15,089,209
Working capital	15,987,079	17,584,523
Ratio of current assets to current liabilities	3.12 : 1	3.51 : 1
Shareholders’ equity per common share	0.21	0.22

The movement in cash and cash equivalents and working capital in each of the years was primarily due to the timing of cash receipts, payments, sales and accruals in the ordinary course of business. We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Three Months Ended March 31,
	2012	2011
	A$	A$
Cash provided by/(used in):
Operating activities	72,160	(2,101,090)
Investing activities	(86,689)	(664,913)
Financing activities	616,001	66,126

Net increase/(decrease) in cash and cash equivalents	601,472	(2,699,877)

The major drivers of the increase in operating cash flows during the first quarter of 2012 were:

•	An increase in the Company’s production volumes from the OneTouch® Verio™ in the last two quarters and a move out of the interim costing period; and

•	An increase in development services performed for LifeScan pursuant to the research and development project which commenced in September 2011.

Our net cash used in operating activities during the first quarter of 2011 was primarily for our research and development projects including efforts involved in establishing our manufacturing. The outflow during this period has been partially offset by receipts from our customers and partners.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and fit out of our facilities based on our needs.

We also took advantage of a favorable borrowing opportunity to prepay our annual insurances. This is reflected as a financing activity. A minor portion of the financing activities represents proceeds received from employees exercising their options.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2012 are:

A$
Less than 1 year	559,023
1 – 3 years	572,879
More than 3 years	—

Total minimum lease payments	1,131,902

Universal Biosensors, Inc.

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at March 31, 2012 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,212,884	—	2,212,884	—	—
Operating Lease Obligations (2)	1,131,902	559,023	572,879	—	—
Purchase Obligations (3)	3,006,727	1,606,727	1,400,000	—	—
Other Long-Term Liabilities on Balance Sheet (4)	207,465	—	152,658	48,096	6,711

Total	6,558,978	2,165,750	4,338,421	48,096	6,711

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders and contractual obligations that are payable on the achievement of certain milestones
(4)	Represents long service leave owing to the employees.

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

	2012 (*)		Fair Value
Anticipated Transactions and Related Derivatives
AUD Functional Currency:
Forward exchange agreements (Sell USD/Buy AUD)
Contract amount	US$	2,475,000	A$	2,386,411
Average contractual exchange rate		1.0526
* Expected maturity or transaction date

Interest Rate Risk

Since the majority of our investments are in cash and cash equivalents in AUD, our interest income is affected by changes in the general level of Australian interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Our investment portfolio is subject to interest rate risk but due to the short duration of our investment portfolio, we believe an immediate 10% change in interest rates would not be material to our financial condition or results of operations.

Inflation

Our business is subject to the general risks of inflation. Our results of operations depend on our ability to anticipate and react to changes in the price of raw materials and other related costs over which we may have little control. Our inability to anticipate and respond effectively to an adverse change in the price could have a significant adverse effect on our results of operations. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases.

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

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Universal Biosensors, Inc.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

None.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

With the exception of the issuance of shares of Common Stock upon the exercise of stock options issued to employees, there has been no sale of new equity securities by the Company since December 31, 2011. The table below sets forth the number of employee stock options exercised and the number of shares issued in the three month period ended March 31, 2012. The Company issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

Exercise Date	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price	Proceeds Received (A$)
February, 2012	6,248	US$0.26	1,518

The funds raised will be used for working capital requirements including the continued development of our existing pipeline and point-of-care tests and to identify and develop additional tests.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32	Section 1350 Certificate	Furnished herewith
101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Paul Wright
Date: May 2, 2012		Paul Wright
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: May 2, 2012		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated May 2, 2012

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32	Section 1350 Certificate	Furnished herewith
101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text