Form 10-Q
period 2012-06-30
UNIVERSAL BIOSENSORS INC
filed 2012-08-06
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 159,202,206 shares of Common Stock, U.S.$0.0001 par value, outstanding as of 6 August, 2012.

UNIVERSAL BIOSENSORS, INC.

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	14,709,678	15,089,209
Inventories, net	2,405,722	3,619,400
Accounts receivable	3,216,991	4,889,783
Prepayments	518,788	92,048
Financial instruments	0	83,339
Other current assets	1,467,364	827,508

Total current assets	22,318,543	24,601,287
Non-current assets:
Property, plant and equipment	33,544,867	33,151,027
Less accumulated depreciation	(14,172,971)	(12,855,847)

Property, plant and equipment - net	19,371,896	20,295,180

Other non-current assets	320,000	320,000

Total non-current assets	19,691,896	20,615,180

Total assets	42,010,439	45,216,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	2,000,470	620,682
Accrued expenses	1,856,349	2,061,528
Deferred revenue	1,450,817	3,509,721
Borrowings	384,052	0
Employee entitlements provision	1,009,947	824,833

Total current liabilities	6,701,635	7,016,764
Non-current liabilities:
Asset retirement obligations	2,259,077	2,166,691
Employee entitlements provision	203,217	181,367
Deferred revenue	829,039	829,039

Total non-current liabilities	3,291,333	3,177,097

Total liabilities	9,992,968	10,193,861

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2012 (2011: nil)
Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 159,202,206 shares in 2012 (2011: 159,139,965)	15,920	15,914
Additional paid-in capital	79,936,151	79,446,995
Accumulated deficit	(44,225,330)	(29,533,213)
Current year loss	(3,410,958)	(14,692,117)
Accumulated other comprehensive income	(298,312)	(214,973)

Total stockholders’ equity	32,017,471	35,022,606

Total liabilities and stockholders’ equity	42,010,439	45,216,467

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Revenue
Revenue from products	$4,734,628	$2,267,766	$9,458,849	$5,587,167
Revenue from services	3,583,018	476,129	5,260,528	722,049

Total revenue	8,317,646	2,743,895	14,719,377	6,309,216
Operating costs & expenses
Cost of goods sold	4,447,610	2,694,792	9,316,187	6,186,844
Cost of services	204,177	140,987	429,979	204,506
Research and development	3,118,746	2,969,982	5,383,644	4,717,489
General and administrative	1,583,980	1,800,900	3,068,856	3,206,258

Total operating costs & expenses	9,354,513	7,606,661	18,198,666	14,315,097

Loss from operations	(1,036,867)	(4,862,766)	(3,479,289)	(8,005,881)
Other income/(expense)
Interest income	120,512	179,444	244,680	404,319
Interest expense	(7,316)	0	(17,070)	0
Other	(85,112)	(226,486)	(159,279)	(355,478)

Total other income/(expense)	28,084	(47,042)	68,331	48,841
Net loss before tax	(1,008,783)	(4,909,808)	(3,410,958)	(7,957,040)
Income tax benefit/(expense)	0	0	0	0

Net loss	$(1,008,783)	$(4,909,808)	$(3,410,958)	$(7,957,040)

Earnings per share
Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Other comprehensive loss, net of tax:
Unrealized gain on derivative instruments	0	0	0	0
Reclassification for losses/(gains) realized in net income	35,001	0	(83,339)	0

Other comprehensive loss	35,001	0	(83,339)	0

Comprehensive loss	$(973,782)	$(4,909,808)	$(3,494,297)	$(7,957,040)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

	Ordinary shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
		A$	A$	A$	A$	A$

Balances at January 1, 2011	158,871,495	15,887	77,034,717	(29,533,213)	(298,312)	47,219,079
Net loss	0	0	0	(7,957,040)	0	(7,957,040)
Other comprehensive loss	0	0	0	0	0	0
Exercise of stock options issued to employees	145,666	15	72,971	0	0	72,986
Stock option expense	0	0	1,024,464	0	0	1,024,464

Balances at June 30, 2011	159,017,161	15,902	78,132,152	(37,490,253)	(298,312)	40,359,489

Balances at January 1, 2012	159,139,965	15,914	79,446,995	(44,225,330)	(214,973)	35,022,606
Net loss	0	0	0	(3,410,958)	0	(3,410,958)
Other comprehensive loss	0	0	0	0	(83,339)	(83,339)
Exercise of stock options issued to employees	62,241	6	13,812	0	0	13,818
Stock option expense	0	0	475,344	0	0	475,344

Balances at June 30, 2012	159,202,206	15,920	79,936,151	(47,636,288)	(298,312)	32,017,471

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
	A$	A$

Cash flows from operating activities:
Net loss	(3,410,958)	(7,957,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment of plant & equipment	1,339,331	1,694,331
Share based payments expense	475,344	1,024,464
Loss on fixed assets disposal	8,870	4,669
Change in assets and liabilities:
Inventory	1,213,678	(45,582)
Accounts receivables	1,672,792	2,384,112
Prepaid expenses and other current assets	(1,066,596)	(929,158)
Deferred revenue	(1,437,125)	0
Employee entitlements	206,964	177,381
Accounts payable and accrued expenses	640,861	(1,407,580)

Net cash used in operating activities	(356,839)	(5,054,403)

Cash flows from investing activities:
Purchases of property, plant and equipment	(420,562)	(802,599)

Net cash used in investing activities	(420,562)	(802,599)

Cash flows from financing activities:
Proceeds from borrowings	921,725	0
Repayment of borrowings	(537,673)	0
Proceeds from stock options exercised	13,818	72,986

Net cash provided by financing activities	397,870	72,986

Net decrease in cash and cash equivalents	(379,531)	(5,784,016)
Cash and cash equivalent at beginning of period	15,089,209	23,271,766

Cash and cash equivalents at end of period	14,709,678	17,487,750

See accompanying notes to the financial statements.

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•

Blood glucose – UBS provides services and acts as a non-exclusive manufacturer of test strips for LifeScan’s “OneTouch® Verio™” blood glucose testing product, pursuant to a Master Services and Supply Agreement with LifeScan (“Master Services and Supply Agreement”). LifeScan continues its global rollout of the OneTouch® Verio™ product which is currently available in North America, major European markets and Australia. We also undertake research and development work for LifeScan pursuant to a development and research agreement (“Development and Research Agreement”).

•

Coagulation testing market – UBS is working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market, pursuant to a collaboration agreement (“Collaboration Agreement”).

•

Other electrochemical-cell based tests – we are working to develop other point-of-care tests on our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements or strategic alliances with respect to any tests arising from this work.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2011, included in the Form 10-K of Universal Biosensors, Inc.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Cash and cash equivalents and accounts receivables consists of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the balance sheet. The Company’s cash and cash equivalents is invested with one of Australia’s largest banks. The Company is exposed to credit risk in the event of default by the bank holding the cash or cash equivalents to the extent of the amount recorded on the balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company has not identified any collectability issues with respect to receivables.

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

Where a derivative financial instrument is designated as a hedge of the variability in cash flows of a recognized asset or liability, or a highly probable forecast transaction, the effective part of any unrealized gain or loss on the derivative financial instrument is recognized directly in equity. When the forecast transaction subsequently results in the recognition of a non-financial asset or non-financial liability, the associated cumulative gain or loss is removed from equity and included in the initial cost or other carrying amount of the non-financial asset or liability.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At June 30, 2012 and year ended December 31, 2011, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

At June 30, 2012 we had outstanding contracts with a notional amount of nil (December 31, 2011: US$4.0 million). The fair value of these contracts at June 30, 2012 was nil and an asset of A$83,339 was recorded as ‘Financial Instruments’ in the consolidated condensed balance sheet as at December 31, 2011. During the three and six months ended June 30, 2012, we recognized losses of A$35,001 and gains of A$83,339 recorded in earnings, respectively. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the year ended June 30, 2012 (December 31, 2011: nil).

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Six Months Ended June 30,	Year Ended December 31,
	2012	2011
	A$	A$
Raw materials	1,786,908	3,254,675
Work in progress	241,930	102,239
Finished goods	376,884	262,486

	2,405,722	3,619,400

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

	Six Months Ended June 30,	Year Ended December 31,
	2012	2011
	A$	A$
Accounts receivable	3,216,991	4,889,783
Allowance for doubtful debts	0	0

	3,216,991	4,889,783

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Research and development expenses for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Research and development expenses	3,118,746	2,969,982	5,383,644	4,717,489

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

We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to the 2010 financial year have been filed. Internationally, consolidated income tax returns up to the 2011 financial year have been filed.

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

Our overall ARO changed as follows:

	Six Months Ended June 30,	Year Ended December 31,
	2012	2011
	A$	A$
Opening balance	2,166,691	1,998,060
Accretion expense	92,386	168,631

Ending balance	2,259,077	2,166,691

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

All consideration within the Master Services and Supply agreement is contingent. The Company concluded the undelivered items were not priced at a significant incremental discount to the delivered items and revenue for each deliverable will be recognized as each contingency is met and the consideration becomes fixed and determinable. The milestone payment was considered to be a substantive payment and the entire amount has been recognized as revenue when the regulatory approval was received. Revenues for contract manufacturing and ongoing efforts to enhance the product are recognized as revenue from products or revenue from services, respectively, when the four basic criteria for revenue recognition are met.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

In October 2011, the Company entered into a Statement of Work pursuant to the Development and Research Agreement with LifeScan to provide services for a feasibility study for an innovative blood glucose product. The services relating to this agreement, which commenced in September 2011, are expected to take 12 months to complete.

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

In June 2012, the Company delivered on its first milestone by achieving proof of technical feasibility of a new test strip and received a payment of US$1.5 million as consideration. A sum of US$2,142,857 has been recognized as revenue from services in June 2012 in this regards. Of the total amount recognized as revenue, US$1.5 million relates to the achievement of the first milestone whilst the balance relates to a portion of the deferred US$3 million up-front payment which has been recognized as revenue.

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

The Company has recorded foreign currency transaction losses of A$33,265 and A$256,576 for the three month period ended June 30, 2012 and 2011, respectively and A$130,238 and A$367,679 for the six month period ended June 30, 2012 and 2011, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at June 30, 2012 and December 31, 2011.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Mar-12	Nov-11	Nov-11	Sep-11	Mar-11	Feb-11
Exercise Price (A$)	0.75	Nil	0.89	1.00	1.37	1.38
Share Price at Grant Date (A$)	0.75	0.89	0.89	1.00	1.37	1.38
Volatility	67%	68%	68%	69%	70%	71%
Expected Life (years)	7	7	7	7	7	7
Risk Free Interest Rate	3.78%	3.72%	3.72%	3.89%	5.36%	5.45%
Fair Value of Option (A$)	0.44	0.89	0.52	0.59	0.83	0.83

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2011	11,417,536	1.02

Granted	156,000	0.75
Exercised	(62,241)	0.31
Lapsed	(208,332)	1.13

Balance at June 30, 2012	11,302,963	1.02

The number of options exercisable as at June 30, 2012 and December 31, 2011 was 7,777,784 and 8,011,691, respectively. The total stock compensation expense recognized in income statement is A$280,553 and A$831,539 for the three month period ended June 30, 2012 and 2011, respectively and A$475,344 and A$1,024,464 for the six month period ended June 30, 2012 and 2011, respectively.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

As of June 30, 2012, there was A$1,271,888 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2012	783,065
2013	429,507
2014	59,316

1,271,888

The aggregate intrinsic value for all options outstanding as at June 30, 2012 and December 31, 2011 was zero.

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

The table below sets forth the RSUs issued by the Company since January 1, 2011:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued

November, 2011	86,471	A$	76,959

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2011	157,763	1.23
Release of restricted shares	(7,640)	1.31

Balance at June 30, 2012	150,123	1.22

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

Borrowings

In January 2012, UBS entered into an arrangement with BMW Australia Finance Pty Ltd to fund the Group’s insurance premium. The total amount financed is A$921,725 at inception. Interest is charged at a fixed rate of 3.2% per annum and the short-term borrowing is repayable over a 12 month period. The short-term borrowing is secured by the insurance premium refund. The carrying value for borrowings approximates fair value because of the short maturity of the loan.

Universal Biosensors, Inc.

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

The tax effects allocated to each component of other comprehensive income is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
Six months ended June 30, 2012
Unrealized loss on derivative instruments	0	0	0
Reclassification for gains realised in net income	83,339	0	83,339

Other comprehensive loss	83,339	0	83,339

Six months ended June 30, 2011
Unrealized gain on derivative instruments	0	0	0

Other comprehensive income	0	0	0

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

In September 2011, we entered into a license agreement with SpeeDx Pty Ltd (“SpeeDx”) pursuant to which SpeeDx granted us a license in the field of molecular diagnostics. Under the agreement we make milestone payments totaling A$500,000 if certain specified targets are achieved and payments ranging from 5% to 15% of our sales and licensing revenues to SpeeDx. Messrs Denver and Jane are directors of the Company and SpeeDx Pty Ltd. Certain of our substantial shareholders also hold substantial shareholdings in SpeeDx. CM Capital Pty Ltd, which holds approximately 11% of our shares and of which Mr Jane is a director, holds approximately 33% of the issued shares in SpeeDx. PFM Cornerstone Limited, which holds approximately 7% of our shares and of which Messrs Denver and Hanley and Dr

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Adam are directors, holds approximately 33% of the issued shares in SpeeDx. Johnson & Johnson Development Corporation has a beneficial interest in approximately 9% of our shares. An affiliate of Johnson & Johnson, Johnson and Johnson Research Pty Ltd owns approximately 12% of issued shares in SpeeDx.

Based on the latest Amendment to Schedule 13G filed on January 25, 2012, Johnson and Johnson Development Corporation (a venture capital wholly owned subsidiary of Johnson & Johnson) beneficially held 14,915,400 shares in the Company as at December 31, 2011 which represents approximately 9.4% of the Company’s shares. The latest available Thomson Reuters report, a third party independent analyst, indicates that as of June 29, 2012, Johnson and Johnson Development Corporation has reduced their shareholding to 13,742,708 shares in the Company.

The following transactions occurred with LifeScan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Current Receivables - Owing by LifeScan
Sale of goods			2,928,998	962,997
Sale of services			286,754	241,689

			3,215,752	1,204,686

Revenue from LifeScan
Revenue from products	4,734,628	2,267,766	9,458,849	5,587,167
Revenue from services	1,407,970	476,129	3,069,860	722,049

	6,142,598	2,743,895	12,528,709	6,309,216

Universal Biosensors, Inc.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•

Blood glucose – UBS provides services and acts as a non-exclusive manufacturer of test strips for LifeScan’s “OneTouch® Verio™” blood glucose testing product, pursuant to a Master Services and Supply Agreement with LifeScan (“Master Services and Supply Agreement”). LifeScan continues its global rollout of the OneTouch® Verio™ product which is currently available in North America, major European markets and Australia. We also undertake research and development work for LifeScan pursuant to a development and research agreement (“Development and Research Agreement”).

•

Coagulation testing market – UBS is working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market, pursuant to a collaboration agreement (“Collaboration Agreement”).

•

Other electrochemical-cell based tests – we are working to develop other point-of-care tests on our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements or strategic alliances with respect to any tests arising from this work.

Universal Biosensors, Inc.

Results of Operations

Revenue from Products

OneTouch® Verio™ was first launched in the Netherlands in January 2010 and has subsequently been launched in Australia, all major European markets and North America. The manufacturing results of the blood glucose test strips during the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Revenue from products	4,734,628	2,267,766	9,458,849	5,587,167
Cost of goods sold	(4,447,610)	(2,694,792)	(9,316,187)	(6,186,844)

	287,018	(427,026)	142,662	(599,677)

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

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® Verio™, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay us an additional amount per strip manufactured by us up to a certain volume in 2010. In 2011, as long as we remained in the interim costing period, LifeScan agreed to pay us an additional amount per strip equivalent to 50% of the amount agreed with LifeScan in 2010. These additional payments ceased during the third quarter of 2011.

Whilst we received the additional amount per strip during the first two quarters of 2011, we still sustained a manufacturing loss as we were in the interim costing period and the total revenue was not sufficient to recover our manufacturing costs.

For the three and six months ended June 30, 2012, we generated profits from our blood glucose manufacturing operations as we ceased to be in the interim costing period in the fourth quarter of 2011 and remained outside the interim costing period during the first two quarters of 2012. Although the manufacturing volumes during the first and second quarters of 2012 were similar, we sustained a minor loss in the first quarter due to increased manufacturing costs. The increased manufacturing costs reflected lower yields and manufacturing transition as volumes grew. In the second quarter, management efforts to improve manufacturing efficiency have resulted in lower costs and improved margins.

We expect to remain outside the interim costing period in the third quarter of 2012.

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

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Revenue from services	3,583,018	476,129	5,260,528	722,049
Cost of services	(204,177)	(140,987)	(429,979)	(204,506)

	3,378,841	335,142	4,830,549	517,543

Contract research and development and the product enhancement service fee makes up the major portion of revenue from services.

Contract research and development - the nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. There was an increase in the contract research and development revenue during the three and six months ended June 30, 2012 compared to the same periods of the previous fiscal year. The increase reflects the commencement of a new research and development project for LifeScan in September 2011. The project is to determine the feasibility of an innovative blood glucose product. The US$4.5 million feasibility project awarded to us by LifeScan is expected to take 12 months. Revenue is recognized for the feasibility project when services have been performed, the amount of the payment can be reliably measured and collectability is reasonably assured. We recognize revenue for accounting purposes ratably over the feasibility period. The increase in research and development revenue during the three and six months ended June 30, 2012 compared to the same periods of the previous fiscal year also reflects revenue of US$2,142,857 recognized during the three month period ended June 30, 2012 pursuant to our collaboration agreement with Siemens. Of the total amount recognized as revenue, US$1.5 million relates to the achievement of the first milestone, achieving proof of technical feasibility of a new test strip, and the balance relates to a portion of the deferred US$3 million up-front payment under the collaboration agreement.

Service fee - these are based on the number of strips sold by LifeScan. The service fee increased by 329% and 402% to US$456,215 and US$985,242 respectively, during the three and six months ended June 30, 2012 as compared to the same period in the previous financial year due primarily to the fact that the OneTouch® Verio™ is now sold in all the major western markets including the United States.

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Research and development expenses	3,118,746	2,969,982	5,383,644	4,717,489

Depending on the number of research and development activities we undertake and the development phase of the research and development, our research and development expenditure will fluctuate. Research and development expenditure increased by 5% and 14% during the three and six months ended June 30, 2012 compared to the same period of the previous fiscal year. The Prothrombin Time test project is in the final stages of the development phase and is targeted for launch in 2013. An increased volume of work is required during this development phase as validation and testing of the product increases. During the latter half of 2011, we also commenced work on a range of other test strips and reader products for the point-of-care coagulation market pursuant to our agreement with Siemens. We received a milestone payment of US$1.5 million from Siemens in June 2012 which subsidized research and development expenses attributable to Siemens related projects. This amount has been recorded as “Revenue from services”. If other pre-agreed milestones set by Siemens are achieved, a portion of the research and development expenditure will be subsidized by milestone payments from Siemens.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Depreciation	175,968	281,129	358,671	508,842
Share based payments	121,970	345,063	206,656	444,177

	297,938	626,192	565,327	953,019

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

Universal Biosensors, Inc.

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

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal, audit and accounting services. General and administrative expenses are generally fixed in nature.

General and administrative expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
General and administrative expenses	1,583,980	1,800,900	3,068,856	3,206,258

General and administrative expenses decreased by 12% and 4% during the three and six months ended June 30, 2012 compared to the same period previous financial year and reflect management’s intent of restricting spending on non-core activities. The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Depreciation	22,932	51,000	46,091	102,917
Share based payments	134,404	415,362	227,722	488,745

	157,336	466,362	273,813	591,662

Interest Income

Interest income decreased by 33% and 39% during the three and six months ended June 30, 2012 compared to the same period in the previous financial year. The decrease in interest income is attributable to lower interest rates and the lower amount of funds available for investment.

Interest Expense

Interest expense of A$7,316 and A$17,070 for the three and six months ended June 30, 2012 relates to a 3.2% interest being charged on a short-term borrowing initiated in January 2012.

Other

Other is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies. There was an unfavorable movement in exchange rates in all periods presented hence amounting to a foreign exchange loss.

Critical Accounting Estimates and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make

Universal Biosensors, Inc.

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

Universal Biosensors, Inc.

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	A$	A$
Financial assets:
Cash and cash equivalents	14,709,678	15,089,209
Accounts receivables	3,216,991	4,889,783
Financial instruments	0	83,339

Total financial assets	17,926,669	20,062,331

Debt:
Short term borrowings	384,052	0

Total debt	384,052	0

Net financial assets	17,542,617	20,062,331

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

We regularly review all our financial assets for impairment. There were no impairments recognized for the three and six months ended June 30, 2012 and 2011.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At June 30, 2012 and year ended December 31, 2011, we did not have any assets or liabilities that utilize Level 3 inputs. The

Universal Biosensors, Inc.

valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had outstanding contracts with a notional amount of nil and US$4.0 million as at June 30, 2012 and December 31, 2011, respectively. The fair value of these contracts at June 30, 2012 was nil and an asset of A$83,339 at December 31, 2011 recorded as ‘Financial Instruments’ in the consolidated condensed balance sheet. During the three and six months ended June 30, 2012, we recognized losses of A$35,001 and gains of A$83,339 recorded in earnings, respectively. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the year ended June 30, 2012 (2011: nil). For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	A$	A$
Cash and cash equivalents	14,709,678	15,089,209
Working capital	15,616,908	17,584,523
Ratio of current assets to current liabilities	3.33 : 1	3.51 : 1
Shareholders’ equity per common share	0.20	0.22

The movement in cash and cash equivalents and working capital in each of the years was primarily due to the timing of cash receipts, payments, sales and accruals in the ordinary course of business. We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Six Months Ended June 30,
	2012	2011
	A$	A$
Cash provided by/(used in):
Operating activities	(356,839)	(5,054,403)
Investing activities	(420,562)	(802,599)
Financing activities	397,870	72,986

Net increase/(decrease) in cash and cash equivalents	(379,531)	(5,784,016)

The major drivers of the operating cash outflows during the six month period ended June 30, 2012 were:

•	An increase in the Company’s production volumes from the OneTouch® Verio™ requiring additional resources (both materials and labour); and

•	An increase in our research and development activities, primarily relating to our collaboration with Siemens.

The operating cash outflows during this period were to a large extent offset by receipts from our customers and partners including the US$1.5 million milestone payment from Siemens.

Our net cash used in operating activities during the six month period ended June 30, 2011 was primarily for our research and development projects including efforts involved in establishing our manufacturing. The outflow during this period has been partially offset by receipts from our customers and partners.

Universal Biosensors, Inc.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment, investments in disaster recovery and fit out of our facilities based on our needs.

We also took advantage of a favorable borrowing opportunity to prepay our annual insurances. The borrowings will be repaid within this financial year. This is reflected as a financing activity. A minor portion of the financing activities disclosed in our financial statements is attributable to the exercise of employee stock options.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2012 are:

A$

Less than 1 year	561,965
1 – 3 years	424,093
More than 3 years	0

Total minimum lease payments	986,058

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at June 30, 2012 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,259,077	0	2,259,077	0	0
Operating Lease Obligations (2)	986,058	561,965	424,093	0	0
Purchase Obligations (3)	4,792,658	3,392,658	1,400,000	0	0
Other Long-Term Liabilities on Balance Sheet (4)	203,217	0	156,850	40,220	6,147

Total	8,241,010	3,954,623	4,240,020	40,220	6,147

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders and contractual obligations that are payable on the achievement of certain milestones
(4)	Represents long service leave owing to the employees.

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

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Universal Biosensors, Inc.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

None.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

With the exception of the issuance of shares of Common Stock upon the exercise of stock options issued to employees, there has been no sale of new equity securities by the Company since December 31, 2011. The table below sets forth the number of employee stock options exercised and the number of shares issued in the six month period ended June 30, 2012. The Company issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

Exercise Date	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price		Proceeds Received (A$)

February, 2012	6,248	US$	0.26	1,518
June, 2012	55,993	US$	0.22	12,300

	62,241			13,818

The funds raised will be used for working capital requirements including the continued development of our existing pipeline and point-of-care tests and to identify and develop additional tests.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Paul Wright
Date: August 6, 2012		Paul Wright
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: August 6, 2012		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated August 6, 2012

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements