Form 10-Q
period 2012-09-30
UNIVERSAL BIOSENSORS INC
filed 2012-10-29
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 159,248,538 shares of Common Stock, U.S.$0.0001 par value, outstanding as of 23 October, 2012.

UNIVERSAL BIOSENSORS, INC.

Unless otherwise noted, references on this Form 10-Q to “Universal Biosensors” the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd.

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	September 30,	December 31,
	2012	2011
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	13,935,110	15,089,209
Inventories, net	3,037,136	3,619,400
Accounts receivable	2,335,504	4,889,783
Prepayments	338,855	92,048
Financial instruments	0	83,339
Other current assets	2,467,066	827,508

Total current assets	22,113,671	24,601,287
Non-current assets:
Property, plant and equipment	33,641,009	33,151,027
Less accumulated depreciation	(14,822,525)	(12,855,847)

Property, plant and equipment - net	18,818,484	20,295,180

Other non-current assets	320,000	320,000

Total non-current assets	19,138,484	20,615,180

Total assets	41,252,155	45,216,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	3,248,112	620,682
Accrued expenses	1,675,266	2,061,528
Deferred revenue	829,038	3,509,721
Borrowings	153,621	0
Employee entitlements provision	1,054,743	824,833

Total current liabilities	6,960,780	7,016,764
Non-current liabilities:
Asset retirement obligations	2,305,271	2,166,691
Employee entitlements provision	208,480	181,367
Deferred revenue	829,039	829,039

Total non-current liabilities	3,342,790	3,177,097

Total liabilities	10,303,570	10,193,861

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2012 (2011: nil)
Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 159,240,538 shares in 2012 (2011: 159,139,965)	15,924	15,914
Additional paid-in capital	80,193,376	79,446,995
Accumulated deficit	(44,225,330)	(29,533,213)
Current year loss	(4,737,073)	(14,692,117)
Accumulated other comprehensive income	(298,312)	(214,973)

Total stockholders’ equity	30,948,585	35,022,606

Total liabilities and stockholders’ equity	41,252,155	45,216,467

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Revenue
Revenue from products	5,156,432	2,153,518	14,615,281	7,740,685
Revenue from services	3,502,207	318,869	8,762,735	1,040,918

Total revenue	8,658,639	2,472,387	23,378,016	8,781,603
Operating costs & expenses
Cost of goods sold	4,295,066	2,314,082	13,611,253	8,500,926
Cost of services	223,760	61,257	653,739	265,763
Research and development	3,771,140	2,317,556	9,154,784	7,035,045
General and administrative	1,605,838	2,029,467	4,674,694	5,235,725

Total operating costs & expenses	9,895,804	6,722,362	28,094,470	21,037,459

Loss from operations	(1,237,165)	(4,249,975)	(4,716,454)	(12,255,856)
Other income/(expense)
Interest income	90,377	145,228	335,056	549,547
Interest expense	(7,316)	0	(24,386)	0
Other	(172,011)	749,727	(331,289)	394,249

Total other income/(expense)	(88,950)	894,955	(20,619)	943,796
Net loss before tax	(1,326,115)	(3,355,020)	(4,737,073)	(11,312,060)
Income tax benefit/(expense)	0	0	0	0

Net loss	(1,326,115)	(3,355,020)	(4,737,073)	(11,312,060)

Earnings per share
Basic and diluted net loss per share	(0.01)	(0.02)	(0.03)	(0.07)

Other comprehensive loss, net of tax:
Unrealized gain on derivative instruments	0	0	0	0
Reclassification for losses/(gains) realized in net income	0	0	(83,339)	0

Other comprehensive loss	0	0	(83,339)	0

Comprehensive loss	(1,326,115)	(3,355,020)	(4,820,412)	(11,312,060)

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated
			Additional		Other	Total
	Ordinary shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
		A$	A$	A$	A$	A$
Balances at January 1, 2011	158,871,495	15,887	77,034,717	(29,533,213)	(298,312)	47,219,079
Net loss	0	0	0	(11,312,060)	0	(11,312,060)
Other comprehensive loss	0	0	0	0	0	0
Exercise of stock options issued to employees	153,666	15	76,971	0	0	76,986
Stock option expense	0	0	1,714,052	0	0	1,714,052

Balances at September 30, 2011	159,025,161	15,902	78,825,740	(40,845,273)	(298,312)	37,698,057

Balances at January 1, 2012	159,139,965	15,914	79,446,995	(44,225,330)	(214,973)	35,022,606
Net loss	0	0	0	(4,737,073)	0	(4,737,073)
Other comprehensive loss	0	0	0	0	(83,339)	(83,339)
Exercise of stock options issued to employees	100,573	10	13,808	0	0	13,818
Stock option expense	0	0	732,573	0	0	732,573

Balances at September 30, 2012	159,240,538	15,924	80,193,376	(48,962,403)	(298,312)	30,948,585

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011
	A$	A$
Cash flows from operating activities:
Net loss	(4,737,073)	(11,312,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment of plant & equipment	1,988,885	2,553,838
Share based payments expense	732,573	1,714,052
Loss on fixed assets disposal	8,870	17,715
Change in assets and liabilities:
Inventory	582,264	116,581
Accounts receivables	2,554,279	2,304,606
Prepaid expenses and other current assets	(1,886,365)	(853,824)
Deferred revenue	(1,437,125)	3,055,301
Employee entitlements	257,023	261,838
Accounts payable and accrued expenses	1,158,348	(1,518,386)

Net cash used in operating activities	(778,321)	(3,660,339)

Cash flows from investing activities:
Purchases of property, plant and equipment	(543,217)	(872,704)

Net cash used in investing activities	(543,217)	(872,704)

Cash flows from financing activities:
Proceeds from borrowings	921,725	0
Repayment of borrowings	(768,104)	0
Proceeds from stock options exercised	13,818	76,986

Net cash provided by financing activities	167,439	76,986

Net decrease in cash and cash equivalents	(1,154,099)	(4,456,057)
Cash and cash equivalent at beginning of period	15,089,209	23,271,766

Cash and cash equivalents at end of period	13,935,110	18,815,709

See accompanying notes to the financial statements

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•

Blood glucose – UBS provides services and acts as a non-exclusive manufacturer of test strips for LifeScan’s “OneTouch® VerioTM” blood glucose testing product, pursuant to a Master Services and Supply Agreement with LifeScan (“Master Services and Supply Agreement”). LifeScan continues its global rollout of the OneTouch® VerioTM product which is now available in countries that represent over 85% of the world self-monitoring blood glucose market including North America, major European markets and Australia. We also undertake research and development work for LifeScan pursuant to a development and research agreement (“Development and Research Agreement”).

•

Coagulation testing market – UBS is working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market, pursuant to a collaboration agreement (“Collaboration Agreement”) and will manufacture test strips for these products under a Supply Agreement with Siemens (“Siemens Supply Agreement”).

•

Other electrochemical-cell based tests – we are working to develop other point-of-care tests on our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements or strategic alliances with respect to any tests arising from this work.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2011, included in the Form 10-K of Universal Biosensors, Inc.

The year-end consolidated condensed balance sheet data as at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

Basis of Presentation

These consolidated financial statements are presented in accordance with “U.S. GAAP”. All amounts are expressed in Australian dollars (“AUD” or “A$”) unless otherwise stated.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Cash and cash equivalents and accounts receivables consists of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the balance sheet. The Company’s cash and cash equivalents is invested with one of Australia’s largest banks. The Company is exposed to credit risk in the event of default by the bank holding the cash or cash equivalents to the extent of the amount recorded on the balance sheet. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company has not identified any collectability issues with respect to receivables.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At September 30, 2012 and year ended December 31, 2011, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

At September 30, 2012 we had outstanding contracts with a notional amount of nil (December 31, 2011: US$4.0 million). The fair value of these contracts at September 30, 2012 was nil and an asset of A$83,339 was recorded as ‘Financial Instruments’ in the consolidated condensed balance sheet as at December 31, 2011. During the three and nine months ended September 30, 2012, we recognized gains of nil and A$83,339 recorded in earnings, respectively. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the period ended September 30, 2012 (December 31, 2011: nil).

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2012	2011
	A$	A$
Raw materials	1,955,591	3,254,675
Work in progress	205,162	102,239
Finished goods	876,383	262,486

	3,037,136	3,619,400

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

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2012	2011
	A$	A$
Accounts receivable	2,335,504	4,889,783
Allowance for doubtful debts	0	0

	2,335,504	4,889,783

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

development, regulatory activities, research-related overhead expenses, costs associated with the manufacture of clinical trial material, costs associated with developing a commercial manufacturing process, costs for consultants and related contract research, facility costs and depreciation. Research and development costs are expensed as incurred.

Research and development expenses for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Research and development expenses	3,771,140	2,317,556	9,154,784	7,035,045

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

We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to the 2011 financial year have been filed. Internationally, consolidated income tax returns up to the 2011 financial year have been filed.

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

Our overall ARO changed as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2012	2011
	A$	A$
Opening balance	2,166,691	1,998,060
Accretion expense	138,580	168,631

Ending balance	2,305,271	2,166,691

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Product and Service Agreements

In October 2007, the Company and LifeScan entered into a Master Services and Supply Agreement, under which the Company agreed to provide certain services to LifeScan in the field of blood glucose monitoring and act as a non-exclusive manufacturer of blood glucose test strips. The Master Services and Supply Agreement was subsequently amended and restated in May 2009. The Company has concluded the Master Services and Supply Agreement should be accounted for as three separate units of accounting: 1) research and development to assist LifeScan in receiving regulatory clearance to sell the blood glucose product (milestone payment), 2) contract manufacturing of the blood glucose test strips (contract manufacturing) and 3) ongoing services and efforts to enhance the product (product enhancement).

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

In October 2011, the Company entered into a Statement of Work pursuant to the Development and Research Agreement with LifeScan to provide services for a feasibility study for an innovative blood glucose product. The services relating to this agreement, which commenced in September 2011, are expected to be completed by the end of the 2012 financial year.

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

Of the six milestones, the Company has delivered on two as of September 30, 2012:

•

In June 2012, the Company delivered on its first milestone by achieving proof of technical feasibility of a new test strip and received a payment of US$1.5 million as consideration. A sum of US$2,142,857 has been recognized as revenue from services in June 2012 in this regards.

•

In July 2012, the Company delivered on its second milestone by achieving proof of technical feasibility of another new test strip and received a payment of US$1.5 million as consideration. A sum of US$2,142,857 has been recognized as revenue from services in July 2012 in this regards.

Of the total amount of US$4,285,714 recognized as revenue, US$3.0 million relates to the achievement of the two milestones whilst the balance relates to a portion of the deferred US$3 million up-front payment which has been recognized as revenue.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The Company has recorded foreign currency transaction (losses)/gains of (A$177,011) and A$852,183 for the three month period ended September 30, 2012 and 2011, respectively and (A$307,249) and A$484,504 for the nine month period ended September 30, 2012 and 2011, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Our contingent liabilities as at September 30, 2012 are as follows:

•

we have an obligation to pay 50% of the patent fees paid by LifeScan on the licensed patents prior to the date of the first commercial sale of a non-glucose product and 50% of the patent fees incurred by LifeScan thereafter. The amount to be paid by us initially upon the first commercial sale of a non-glucose product is likely to be between US$1.3 million to US$1.6 million. We have the right to make this payment either as a lump sum within 45 days of receipt of the supporting documentation from LifeScan or in equally monthly installment payments during the 24 months subsequent to the date of receipt of the supporting documentation.

•

during 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® VerioTM, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first year in which 1 billion strips are sold by LifeScan in each such year equal to 40% of the total manufacturing initiation payments made. The total amount of marketing support payments expected to be paid to LifeScan is approximately US$2 million.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Sep-12	Mar-12	Nov-11	Nov-11	Sep-11	Mar-11	Feb-11
Exercise Price (A$)	0.73	0.75	Nil	0.89	1.00	1.37	1.38
Share Price at Grant Date (A$)	0.73	0.75	0.89	0.89	1.00	1.37	1.38
Volatility	67%	67%	68%	68%	69%	70%	71%
Expected Life (years)	7	7	7	7	7	7	7
Risk Free Interest Rate	3.00%	3.78%	3.72%	3.72%	3.89%	5.36%	5.45%
Fair Value of Option (A$)	0.42	0.44	0.89	0.52	0.59	0.83	0.83

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Stock option activity during the current period is as follows:

		Weighted average
		exercise price
	Number of shares	A$
Balance at December 31, 2011	11,417,536	1.02

Granted	262,000	0.74
Exercised	(100,573)	0.19
Lapsed	(292,498)	1.14

Balance at September 30, 2012	11,286,465	1.02

The number of options exercisable as at September 30, 2012 and December 31, 2011 was 7,677,785 and 8,011,691, respectively. The total stock compensation expense recognized in income statement is A$257,229 and A$689,588 for the three month period ended September 30, 2012 and 2011, respectively and A$732,573 and A$1,714,052 for the nine month period ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there was A$1,049,018 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2012	524,518
2013	450,131
2014	69,867
2015	4,502

1,049,018

The aggregate intrinsic value for all options outstanding as at September 30, 2012 and December 31, 2011 was zero.

(b)	Restricted Share Plan

Our Employee Share Plan was adopted by the Board of Directors in 2009. The Employee Share Plan permits our Board to grant shares of our common stock to our employees and directors (although our Board has determined not to issue equity to non-executive directors). The number of shares able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. All our employees are eligible for shares under the Employee Share Plan. The Company currently proposes to continue to issue A$1,000 worth of RSUs to employees of the Company on a recurring basis, but no more frequently than annually. The restricted shares have the same terms of issue as our existing shares of common stock but are not able to be traded until the earlier of three years from the date on which the shares are issued or the date the relevant employee ceases to be an employee of the Company or any of its associated group of companies.

The table below sets forth the RSUs issued by the Company since January 1, 2011:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued
November, 2011	86,471	A$	76,959

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Restricted stock awards activity during the current period is as follows:

		Weighted average
		issue price
	Number of shares	A$
Balance at December 31, 2011	157,763	1.23
Release of restricted shares	(12,312)	1.30

Balance at September 30, 2012	145,451	1.22

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

The tax effects allocated to each component of other comprehensive income is as follows:

	Before-Tax	Tax (Expense)/	Net-of-Tax
	Amount	Benefit	Amount
	A$	A$	A$
Nine months ended September 30, 2012
Unrealized loss on derivative instruments	0	0	0
Reclassification for gains realised in net income	83,339	0	83,339

Other comprehensive loss	83,339	0	83,339

Nine months ended September 30, 2011
Unrealized gain on derivative instruments	0	0	0

Other comprehensive income	0	0	0

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

In July 2012, the FASB issued ASU 2012-02 which intends to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the company’s financial results.

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

Based on the latest Amendment to Schedule 13G filed on January 25, 2012, Johnson and Johnson Development Corporation (a venture capital wholly owned subsidiary of Johnson & Johnson) beneficially held 14,915,400 shares in the Company as at December 31, 2011 which represents approximately 9.4% of the Company’s shares. The latest available Thomson Reuters report, a third party independent analyst, indicates that as of September 30, 2012, Johnson and Johnson Development Corporation did not own any shares in the Company.

The following transactions occurred with LifeScan, an affiliate of Johnson and Johnson:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Current Receivables - Owing by LifeScan
Sale of goods			2,170,236	1,183,281
Sale of services			128,703	96,246

			2,298,939	1,279,527

Revenue from LifeScan
Revenue from products	5,156,432	2,153,518	14,615,281	7,740,685
Revenue from services	1,414,811	318,869	4,484,671	1,040,918

	6,571,243	2,472,387	19,099,952	8,781,603

Universal Biosensors, Inc.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•

Blood glucose – UBS provides services and acts as a non-exclusive manufacturer of test strips for LifeScan’s “OneTouch® VerioTM” blood glucose testing product, pursuant to a Master Services and Supply Agreement with LifeScan (“Master Services and Supply Agreement”). LifeScan continues its global rollout of the OneTouch® VerioTM product which is now available in countries that represent over 85% of the world self-monitoring blood glucose market including North America, major European markets and Australia. We also undertake research and development work for LifeScan pursuant to a development and research agreement (“Development and Research Agreement”).

•

Coagulation testing market – UBS is working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market, pursuant to a collaboration agreement (“Collaboration Agreement”) and will manufacture test strips for these products under a Supply Agreement with Siemens (“Siemens Supply Agreement”).

•

Other electrochemical-cell based tests – we are working to develop other point-of-care tests on our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements or strategic alliances with respect to any tests arising from this work.

Universal Biosensors, Inc.

Results of Operations

Revenue from Products

OneTouch® VerioTM was first launched in the Netherlands in January 2010 and is now available in countries that represent over 85% of the world self-monitoring blood glucose market. The manufacturing results of the blood glucose test strips during the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Revenue from products	5,156,432	2,153,518	14,615,281	7,740,685
Cost of goods sold	(4,295,066)	(2,314,082)	(13,611,253)	(8,500,926)

	861,366	(160,564)	1,004,028	(760,241)

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

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® VerioTM, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay us additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit. These additional payments ceased during the third quarter of 2011.

Whilst we received the additional amount per strip during the first three quarters of 2011, we still sustained a manufacturing loss as we were in the interim costing period and the total revenue was not sufficient to recover our manufacturing costs.

For the three and nine months ended September 30, 2012, we generated profits from our blood glucose manufacturing operations as we ceased to be in the interim costing period in the fourth quarter of 2011 and remained outside the interim costing period during the first three quarters of 2012. Although the manufacturing volumes during the first three quarters of 2012 were similar, we sustained a minor loss in the first quarter due to increased manufacturing costs. The increased manufacturing costs reflected lower yields and manufacturing transition as volumes grew. During the last two quarters, management efforts to improve manufacturing efficiency have resulted in lower costs and improved margins.

We will remain outside the interim costing period in the last quarter of 2012.

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

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Revenue from services	3,502,207	318,869	8,762,735	1,040,918
Cost of services	(223,760)	(61,257)	(653,739)	(265,763)

	3,278,447	257,612	8,108,996	775,155

Contract research and development and the product enhancement service fee makes up the major portion of revenue from services.

Contract research and development - the nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. There was an increase in the contract research and development revenue during the three and nine months ended September 30, 2012 compared to the same periods of the previous fiscal year. The increase reflects the commencement of a new research and development project for LifeScan in September 2011. The project is to determine the feasibility of an innovative blood glucose product. The US$4.5 million feasibility project awarded to us by LifeScan is expected to be completed by the end of this fiscal year. Revenue is recognized for the feasibility project when services have been performed, the amount of the payment can be reliably measured and collectability is reasonably assured. We recognize revenue for accounting purposes ratably over the feasibility period. The increase in research and development revenue during the three and nine months ended September 30, 2012 compared to the same periods of the previous fiscal year also reflects revenue of US$2,142,857 and US$4,285,714, respectively recognized pursuant to our collaboration agreement with Siemens. Of the total amount recognized as revenue, US$3.0 million relates to the achievement of the first two milestones and the balance relates to a portion of the deferred US$3 million up-front payment under the collaboration agreement.

Service fee – this is as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Service fees	555,339	141,983	1,569,861	372,487

The service fee increased by 291% and 321% during the three and nine months ended September 30, 2012 as compared to the same period in the previous financial year due primarily to the fact that the OneTouch® VerioTM is now sold in over 85% of the world self-monitoring blood glucose market. LifeScan launched the OneTouch® VerioTM IQ System in the United States in January 2012. The service fee increased by 57% during the three months ended September 30, 2012 as compared to the previous quarter and reflects increased demand for the product.

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

Universal Biosensors, Inc.

•

facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.

Our principal research and development activities can be described as follows:

(a) Blood coagulation

Since 2005, we have undertaken development work on a Prothrombin Time test for monitoring the therapeutic range of the anticoagulant, warfarin, based on measuring activity of the enzyme thrombin. In September 2011 we entered into a Collaboration Agreement with Siemens pursuant to which we will develop a range of test strips and reader products for the point-of-care coagulation market. The first test currently being developed by UBS is a modified version of a Prothrombin Time International Normalized Ratio test. We are also in the process of developing two other tests in the point-of-care coagulation market. We have also entered into a Supply Agreement with Siemens under which we will supply these tests.

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

(c) DNA/RNA

We have undertaken some early stage work assessing the possibility of using DNA binding chemistries to build a strip test for DNA, RNA and as a possible alternative method for improving the sensitivity of protein assays. This concept work is at an early stage and may not yield any positive results. To enable us to access certain molecular diagnostic technology, we entered into a license with SpeeDx Pty Ltd. SpeeDx Pty Ltd is an Australian technology focused on the development of catalytic nucleic acid enzymes for medical diagnostics and other applications.

Research and development expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Research and development expenses	3,771,140	2,317,556	9,154,784	7,035,045

Depending on the number of research and development activities we undertake and the development phase of the research and development, our research and development expenditure will fluctuate.

In taking an idea or a concept and converting it into a product there are several phases involved. The closer the idea or the concept to a product, the lower the technical risk but the greater the effort and cost expended. In our research and development program, the first phase is exploratory research. In this phase the idea is investigated by a small focused team to establish the viability of the concept as the base for a product. Once this hurdle has been passed, the project enters the development phases, which include building prototype strips and instruments, finalizing the product design, doing extensive testing and documentation and developing or validating the product production processes. This requires a larger group of people and a much higher use of materials compared to the research phase, so is typically more expensive, but necessary to be able to commercialize a product.

Research and development expenditure increased by 63% and 30% during the three and nine months ended September 30, 2012 compared to the same period of the previous fiscal year. During 2011, with the exception of the Prothrombin Time test project, all our other projects were in the exploratory research phase. Since July 2012, in addition to the

Universal Biosensors, Inc.

Prothrombin Time test project which is in the final stages of the development phase and is targeted for launch in 2013, we have two other tests which are in the development phase of product development. These two additional tests are part of our collaboration with Siemens and are within the point-of-care coagulation market. We received two milestone payments of US$1.5 million each from Siemens in June and July 2012 which subsidized research and development expenses attributable to Siemens related projects. This amount has been recorded as “Revenue from services”. If other pre-agreed milestones set by Siemens are achieved, a portion of the research and development expenditure will be subsidized by milestone payments from Siemens.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Depreciation	149,562	292,383	508,232	801,518
Share based payments	111,358	301,842	318,014	746,019

	260,920	594,225	826,246	1,547,537

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

General and administrative expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
General and administrative expenses	1,605,838	2,029,467	4,674,694	5,235,725

General and administrative expenses decreased by 21% and 11% during the three and nine months ended September 30, 2012 compared to the same period previous financial year and reflect management’s intent of restricting spending on non-core activities. The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	A$	A$	A$	A$
Depreciation	25,559	42,388	71,650	145,306
Share based payments	123,195	327,015	350,917	815,760

	148,754	369,403	422,567	961,066

Universal Biosensors, Inc.

Interest Income

Interest income decreased by 38% and 39% during the three and nine months ended September 30, 2012 compared to the same period in the previous financial year. The decrease in interest income is attributable to lower interest rates and the lower amount of funds available for investment.

Interest Expense

Interest expense of A$7,316 and A$24,386 for the three and nine months ended September 30, 2012 relates to a 3.2% interest being charged on a short-term borrowing initiated in January 2012.

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

Universal Biosensors, Inc.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2012	2011
	A$	A$
Financial assets:
Cash and cash equivalents	13,935,110	15,089,209
Accounts receivables	2,335,504	4,889,783
Financial instruments	0	83,339

Total financial assets	16,270,614	20,062,331

Debt:
Short term borrowings	153,621	0

Total debt	153,621	0

Net financial assets	16,116,993	20,062,331

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

We regularly review all our financial assets for impairment. There were no impairments recognized for the three and nine months ended September 30, 2012 and 2011.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At September 30, 2012 and year ended December 31, 2011, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had outstanding contracts with a notional amount of nil and US$4.0 million as at September 30, 2012 and December 31, 2011, respectively. The fair value of these contracts at September 30, 2012 was nil and an asset of A$83,339 at December 31, 2011 recorded as ‘Financial Instruments’ in the consolidated condensed balance sheet. During the three and nine months ended September 30, 2012, we recognized gains of nil and gains of A$83,339 recorded in earnings, respectively. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the period ended September 30, 2012 (2011: nil). For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Universal Biosensors, Inc.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2012	2011
	A$	A$
Cash and cash equivalents	13,935,110	15,089,209
Working capital	15,152,891	17,584,523
Ratio of current assets to current liabilities	3.18 : 1	3.51 : 1
Shareholders’ equity per common share	0.19	0.22

The movement in cash and cash equivalents and working capital in each of the years was primarily due to reductions to outflows of cash and to the timing of cash receipts, payments, sales and accruals in the ordinary course of business. We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	A$	A$
Cash provided by/(used in):
Operating activities	(778,321)	(3,660,339)
Investing activities	(543,217)	(872,704)
Financing activities	167,439	76,986

Net increase/(decrease) in cash and cash equivalents	(1,154,099)	(4,456,057)

The major drivers of the operating cash outflows during the nine month period ended September 30, 2012 were:

•	An increase in the Company’s production volumes from the OneTouch® Verio™ requiring additional resources (both materials and labour); and

•	An increase in our research and development activities, primarily relating to our collaboration with Siemens.

The operating cash outflows during this period were to a large extent offset by receipts from our customers and partners including the US$3.0 million milestone payment from Siemens.

Our net cash used in operating activities during the nine month period ended September 30, 2011 was primarily for our research and development projects including efforts involved in establishing our manufacturing. The outflow during this period has been partially offset by receipts from our customers and partners.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment, and fit out of our facilities based on our needs. Additionally, this financial year, we have invested in disaster recovery.

During 2012 we also took advantage of a favorable borrowing opportunity to prepay our annual insurances. The borrowings will be repaid within this financial year. This is reflected as a financing activity. A minor portion of the financing activities disclosed in our financial statements is attributable to the exercise of employee stock options.

Our net cash provided by financing activities during the nine month period ended September 30, 2011 is primarily represented by proceeds received from employees exercising their options.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2012 are:

A$
Less than 1 year	564,906
1 – 3 years	282,729
More than 3 years	0

Total minimum lease payments	847,635

Universal Biosensors, Inc.

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at September 30, 2012 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,305,271	0	2,305,271	0	0
Operating Lease Obligations (2)	847,635	564,906	282,729	0	0
Purchase Obligations (3)	5,604,202	5,604,202	0	0	0
Other Long-Term Liabilities on
Balance Sheet (4)	208,480	0	177,876	24,999	5,605

Total	8,965,588	6,169,108	2,765,876	24,999	5,605

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets
(2)	Our operating lease obligations relate primarily to the lease of our premises
(3)	Represents outstanding purchase orders
(4)	Represents long service leave owing to the employees

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

Although the Company has a hedging program, as at balance sheet date there were no open derivatives that would need to be disclosed.

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

Universal Biosensors, Inc.

Item 4	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Universal Biosensors, Inc.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

None.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

With the exception of the issuance of shares of Common Stock upon the exercise of stock options issued to employees, there has been no sale of new equity securities by the Company since December 31, 2011. The table below sets forth the number of employee stock options exercised and the number of shares issued in the nine month period ended September 30, 2012. The Company issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

	Number of Options
	Exercised and	Option		Proceeds
	Corresponding Number	Exercise		Received
Exercise Date	of Shares Issued	Price		(A$)
February, 2012	6,248	US$	0.26	1,518
June, 2012	55,993	US$	0.22	12,300
August, 2012	38,332	A$	0.00	0

	100,573			13,818

The funds raised will be used for working capital requirements including the continued development of our existing pipeline and point-of-care tests and to identify and develop additional tests.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

10.1	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012	Filed herewith – confidential treatment requested

10.2	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012	Filed herewith – confidential treatment requested

10.3	Supplemental Agreement – Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012	Filed herewith – confidential treatment requested

Universal Biosensors, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Paul Wright
Date: October 29, 2012		Paul Wright
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: October 29, 2012		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated October 29, 2012

Exhibit No	Description	Location

10.1	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012	Filed herewith – confidential treatment requested

10.2	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012	Filed herewith – confidential treatment requested

10.3	Supplemental Agreement – Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012	Filed herewith – confidential treatment requested

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements