Form 10-Q/A
period 2012-09-30
UNIVERSAL BIOSENSORS INC
filed 2013-02-04
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 173,959,863 shares of Common Stock, U.S.$0.0001 par value, outstanding as of January 31, 2013.

Explanatory Note

Universal Biosensors, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, originally filed on October 29, 2012 (the “Original Report”), as an exhibit-only filing for the sole purpose of addressing comments received from the Securities and Exchange Commission (the “Commission”) in connection with the Commission’s review of the Company’s request for confidential treatment of information included within documents filed as exhibits to the Original Report. The Company has made no other changes to the previously filed Original Report.

This Amendment No. 1 on Form 10-Q/A includes in Part II, Item 6 the following revised Exhibits, to reflect the removal of certain redactions and to replace the Exhibits filed under the same exhibit numbers in the Original Report, which are addressed in the Company’s filing of its amended requests for confidential treatment:

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

This Form 10-Q/A continues to speak as of the date of the Original Report and no attempt has been made to modify or update disclosures in the Original Report except as noted above. This Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update any related disclosures, and information not affected by this Amendment No. 1 is unchanged and reflects the disclosure made at the time of the filing of the Original Report with the Commission. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Original Report. Accordingly, this 10-Q/A should be read in conjunction with the Original Report.

As required by Rule 12b-15, under the Securities and Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are also being filed and/or furnished as exhibits to this Form 10-Q/A.

Part II

Item 6	Exhibits

Exhibit No	Description

10.1*	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012

10.2*	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012

10.3*	Supplemental Agreement – Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32**	Section 1350 Certificate

*	Material has been omitted from this exhibit pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934 and such material has been filed separately with the Securities and Exchange Commission.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Paul Wright
Date: February 4, 2013		Paul Wright
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: February 4, 2013		Salesh Balak
Principal Financial Officer

EXHIBIT INDEX

Exhibit

Exhibit No	Description

10.1*	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012

10.2*	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012

10.3*	Supplemental Agreement – Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32**	Section 1350 Certificate

*	Material has been omitted from this exhibit pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934 and such material has been filed separately with the Securities and Exchange Commission.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.