Form 10-K
period 2012-12-31
UNIVERSAL BIOSENSORS INC
filed 2013-03-12
CIK 1279695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was A$64,961,385 (equivalent to US$66,202,148) as of June 30, 2012.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 6, 2013:

Title of Class	Number of Shares
Common Stock, US$.0001 par value	173,959,863

Documents incorporated by reference:

Certain information contained in the registrant’s definitive Proxy Statement for the 2012 annual meetings of stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Information contained on pages F-2 through F-40 of our Annual Report to Stockholders for the fiscal year ended December 31, 2012 is incorporated by reference in our response to Items 7, 7A, 8 and 9A of Part II.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our, our customers and partners’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our business and product development strategies;

•	our expectations with respect to collaborative, strategic or distribution arrangements;

•	our expectations with respect to the timing and amounts of revenues from our customers and partners;

•	our expectations with respect to the services we provide to, and the development projects we undertake for, our customers and partners;

•	our expectations with respect to regulatory submissions, approvals, and market launches of products we develop or are involved in developing;

•	our expectations with respect to sales of products we develop or are involved in developing and the quantities of such products to be manufactured by us;

•	our expectations with respect to our research and development programs, the timing of product development and our associated research and development expenses;

•	the ability to protect our owned or licensed intellectual property; and

•	our estimates regarding our capital requirements, the sufficiency of our cash resources and our need for additional financing.

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

PART I

ITEM 1.    BUSINESS.

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Form 10-K. This discussion and analysis contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the section entitled “Item 1A—Risk Factors” and elsewhere in this Form 10-K.

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

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS by LifeScan, Inc. and other third party licensees. Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International, both affiliates of Johnson and Johnson.

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•

Blood glucose — UBS provides services and acts as a non-exclusive manufacturer of test strips for LifeScan’s “OneTouch® Verio®” blood glucose testing product, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan. LifeScan continues its global rollout of the OneTouch® Verio® product which is now available in countries that represent over 85% of the world self-monitored blood glucose market including North America, major European markets and Australia.

•

Coagulation testing market — UBS is working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market pursuant to a collaboration agreement (“Collaboration Agreement”) and will manufacture test strips for these products under a Supply Agreement with Siemens (“Siemens Supply Agreement”).

•

Other electrochemical-cell based tests — we are working on proving the broader applicability of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We will seek to enter into collaborative arrangements or strategic alliances with respect to any tests arising from this work.

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

•

seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields;

•	undertaking research and development work for our customers and partners;

•	manufacturing products (test strips and meters) for our customers and partners as required;

•	providing post market support services to our customers and partners.

Plan of Operations for the Remainder of the Fiscal Year Ending December 2013

Our plan of operations over the remainder of the fiscal year ending December 2013 is to:

•	continue to undertake research and development work for our customers and partners;

•	manufacture products to satisfy our customers’ and partners’ requirements;

•	provide the necessary post-market support for our customers and partners;

•	prove the broader applicability of our technology platform for markets with significant commercial potential, focusing initially on enzymatic, immunoassay and molecular diagnostic point-of-care tests;

•

seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

Financial information about segments

We operate in one segment. Our principal activities are the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Although our products are intended for sale worldwide, we operate predominantly in one geographical area, that being Australia. For details of our revenues, profit and loss and total assets for financial years ending December 31, 2012, 2011, 2010, 2009 and 2008 refer to “Item 6. Selected Financial Data”.

Description of our business

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use.

Industry background

We operate in the high growth, point-of-care segment of the global in vitro diagnostics (IVD) industry. A large proportion of clinical diagnostics has historically been performed by trained personnel at dedicated or centralized testing sites including hospital laboratories and commercial pathology laboratories. Significant interest has developed in techniques and technologies that allow testing to be performed “on-the-spot” (in real time at the patient’s side). Point-of-care testing can be segmented into consumer self-testing or testing of patients by one of a variety of medical or laboratory professionals in locations such as clinics, physician’s office laboratories and emergency departments. While not all tests are suited to being performed at the point-of-care, we believe our electrochemical cell technology and other technologies could be a suitable platform for adapting a number of relevant central laboratory tests to a point-of-care format.

Point-of-care tests in development and partnering strategy

Our strategy is to apply the electrochemical cell technology to different fields and biomarkers and then to enter into collaborative arrangements or strategic alliances with third parties to develop and commercialize products for those fields. We have developed a blood glucose test with LifeScan and are working with Siemens to develop a range of test strip and reader products for the point-of-care coagulation market. We are also working to prove the broader applicability of our technology platform for markets with significant commercial potential across on enzymatic, immunoassay and molecular diagnostic point-of-care tests. There may be certain products which we develop which we may wish to market through the use of distributors.

Principal Products and Services

UBS acts as a non-exclusive manufacturer of blood glucose test strips for LifeScan’s OneTouch® Verio® blood glucose testing product. UBS also provides LifeScan with research and development services from time to time. UBS is working with Siemens to develop a range of products for the point-of-care coagulation market and will manufacture test strips for these products. UBS also conducts research and development to prove the broader applicability of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods.

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

Raw materials

Raw materials essential to our business are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. Certain of our products in development may be more reliant on sole sources of supply. We seek to enter into long term contracts of supply with respect to these materials and will develop mitigation strategies, which may include development work to enable substitute materials to be used.

Distribution

Our strategy is to secure partners who would be responsible for the commercialization and distribution of the products. However, in the future it may be appropriate for us to establish distribution arrangements with respect to certain specific products.

Regulatory clearances

In all major territories of the world, regulatory clearances are required prior to marketing diagnostic tests. The regulatory clearance requirements vary from country to country and product to product, however, regulatory clearances typically require a satisfactory “technical file”, which provides the regulatory bodies with details of the design and previous testing of the product including safety and efficacy data as well as the details of the conduct of trials which show the suitability for use of the product at the point-of-care. Regulators also require demonstration of continuing compliance with an appropriate quality management system. There is no common international regulatory body and we, or our customer or partner, would be required to submit for clearance to sell in each of the major jurisdictions in which the relevant customers and partners seek to market our products. For example, for Europe, a “Notified Body” assesses the quality system and product technical file, whereas in the United States, the Food and Drug Administration, or “FDA”, is the regulatory body responsible for the examination of the design and performance of the device and for assessment of our quality system.

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

Our point-of-care tests in development draw upon an extensive portfolio of patents and patent applications as well as know-how either owned by UBS or licensed to UBS. We patent the technology, inventions and improvements that we consider important to the development of our business.

We rely on the owned patent applications and the patents and patent applications licensed to us in the manufacture of the point-of-care diagnostic tests being developed by us and to enable us to grant rights to our customers and partners to commercialize products that we may develop.

Our owned and licensed patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Based on current product sales and our projects, the owned and licensed patents and patent applications that we consider most significant by virtue of their importance to our platform together with the last of the patents to expire within the patent family are set forth in the table below.

Patent	Expiration Year

Apparatus and Method for Electrochemical Protease Sensor (this patent family relates to a sensor to detect cleavage of an electrochemical substrate for use in measuring blood or plasma coagulation in assays such as prothrombin time and thrombin potential)

Refer Note 1
Electrochemical On-Board Control Detection (this patent family relates to an on-board control system of a sensor, wherein the control system can test/verify the viability of the sensor)	Refer Note 1
Electrochemical Cell (this patent family relates to a method and an electrochemical biosensor for determining the concentration of an analyte in a carrier)	2022
Electrochemical Method (this patent family provides an improved method and biosensor for determination of the concentration of an analyte in a carrier which provides improved accuracy, reliability and speed over prior techniques)	2024
Electrochemical Cell (this patent family relates to an electrochemical cell for determining the concentration of an analyte in a carrier)	2016
Electrochemical Method for Measuring Chemical Reaction Rates (this patent family relates to the measurement of the progress of a chemical reaction that generates an electroactive reaction product that is subsequently detected at an electrode amperometrically or coulometrically)	2023
Electrochemical Cell Connector (this patent family relates to a connector to provide electrical connection between an electrochemical cell of a strip type sensor and meter circuitry)	2026
Method and Apparatus for Rapid Electrochemical Analysis (this patent application relates to an improved method and apparatus for electrochemical analysis)	2026
Methods and Apparatus for Analyzing a Sample in the Presence of Interferents (this patent application relates to methods and apparatus for determining analyte concentrations in a rapid and accurate manner)	2026

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

Pursuant to our License Agreement with LifeScan, LifeScan is responsible for prosecution and maintenance of the patents and patent applications licensed to us by them. In the event that LifeScan elects not to proceed with the prosecution of a patent application licensed to us by them or discontinues the payment of fees, we have the right to assume and continue at our own expense the prosecution of any patent or patent applications. We also license intellectual property from Siemens and SpeeDx Pty Ltd, who are both primarily responsible for the prosecution and maintenance of the patents and patent applications licensed to us by them.

Our ability to build and maintain our proprietary position for our technology and products will depend on our success in obtaining effective claims and those claims being enforced once granted and, with respect to intellectual property licensed to us, the licensee’s success in obtaining effective claims and those claims being enforced once granted. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Some countries in which we or our customers or partners may seek approval to sell point-of-care tests that we have been involved in developing, may fail to protect our owned and licensed intellectual property rights to the same extent as the protection that may be afforded in the United States or Australia. Some legal principles remain unresolved and there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States, the United Kingdom, the European Union, Australia or elsewhere. In addition, the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or in interpretations of patent laws in the United States, the United Kingdom, the European Union, Australia or elsewhere may diminish the value of our intellectual property or narrow the scope of our patent protection.

Seasonality

We do not expect sales of the diagnostic tests we develop to be materially impacted by seasonality.

The practices of the registrant and the industry (respective industries) relating to working capital items.

We deal with our accounts receivables, inventory, trade payables and the supply of products in accordance with our contractual obligations to our customers, partners and suppliers.

Dependence on single customer

As shown in the table below, we currently receive a significant portion of our revenue from LifeScan. All revenue from products is currently for the manufacture of strips for LifeScan and the majority of our revenue from services is also derived from LifeScan.

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Revenue from products	19,368,745	12,063,582	11,760,009
Revenue from services	10,277,698	2,632,870	6,420,027
Interest income	437,171	683,323	1,192,889

Total income	30,083,614	15,379,775	19,372,925

Revenue from LifeScan as a % of total income	82%	96%	94%

Our dependence on LifeScan for a significant proportion of our revenue is likely to continue until we start to receive meaningful revenues from other collaborative arrangements or strategic alliances with third parties. We started generating revenues from Siemens during 2012 and 16% of our total income in fiscal year 2012 was derived from our arrangement with Siemens.

We did not have any backlog orders as of December 31, 2012 and 2011.

Competitive conditions of our business

Our revenue is currently highly dependent on the success of the OneTouch® Verio® blood glucose product we have developed with LifeScan. OneTouch® Verio® was first launched in the Netherlands in January 2010 by

LifeScan and has subsequently been launched in countries that represent over 85% of the world self-monitoring blood glucose market including North America, major European markets and Australia. LifeScan is responsible for all sales and marketing decisions and any decision to introduce the product to new territories and the timing of those decisions.

The global diabetes market place is intensely competitive and dominated by multinationals such as LifeScan, Roche, Abbott and Bayer. Although OneTouch® Verio® has been well received in the jurisdictions in which it has been launched, we do not yet know if the product will be successful, the extent to which LifeScan will promote OneTouch® Verio® when compared to its existing diabetes products, whether customers will prefer it over competitive offerings, nor the rate at which it might be adopted. During 2013, we expect to continue to manufacture blood glucose test strips for LifeScan as a non-exclusive manufacturer under the Master Services and Supply Agreement. We anticipate that in the future LifeScan may manufacture all or a large proportion of its own requirements of any blood glucose test strip. If we are unable to compete effectively with LifeScan’s own manufacturing capacity, we may not be able to win a manufacturing commitment from LifeScan and therefore be faced with surplus capacity in our manufacturing operations.

Our research and development expenditure during the last three fiscal years were as follows:

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Research and development expenses	13,482,459	9,812,396	6,482,150

We undertake research and development for our self and on behalf of our customers and partners. Research and development activities undertaken on behalf of our customers and partners were A$9,985,591, A$851,436 and A$192,729 for the fiscal years ended 2012, 2011 and 2010, respectively.

Siemens is responsible for all sales and marketing decisions with respect to the products we develop for them and for any decision to introduce the product to new territories and the timing of those decisions. We expect that the range of test products for the point-of-care coagulation market that we are developing with Siemens will compete with existing point-of-care technologies from competitors such as Roche Diagnostics, Alere Inc. and Abbott Point of Care. The test will also have to compete with the central laboratory which includes systems marketed by Siemens AG, Diagnostica Stago, Abbott Laboratories, Sysmex and Beckman Coulter, Inc. All of these companies have well established brand recognition, sales and marketing forces, and have significant resources available to support their product.

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

Employees

At March 6, 2013, we had 102 full time employees in our Melbourne facility, spanning production, engineering, quality and regulatory, research and development and administration.

Financial information about geographic areas

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work. We operate predominantly in one geographical area, being Australia. Our total income has been derived from the following countries:

	Years ended December 31,
	2012	2011	2010
	A$	A$	A$
Home country - Australia	437,171	683,323	1,192,889

Foreign countries - Scotland	22,454,227	14,143,270	12,634,464
- U.S.A.	4,955,965	8,919	0
- Switzerland	2,236,251	544,263	5,545,572

Total - foreign countries	29,646,443	14,696,452	18,180,036

Total income	30,083,614	15,379,775	19,372,925

Our material long-lived assets are all based in Australia.

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

Our success and the success of products that we are involved in developing is ultimately dependent on the level of market acceptance and sales of those products. Market acceptance will depend on, amongst other things, the ability to provide and maintain evidence of safety, efficacy and cost effectiveness of the products, the advantages and profile over competing products, the level of support from clinicians, the relative convenience and ease of use, cost-effectiveness compared to other products, the availability of reimbursement from national health authorities, the timing of market introduction and the success of marketing and sales efforts by our customers and partners. Additionally, it is difficult to determine the market opportunity for new technologies and our estimates may not accurately reflect the actual demand in the target markets.

Our commercial opportunity will be reduced or eliminated if the size of the market opportunity is less than we expect or if our competitors develop and commercialize products that are safer, more effective, more convenient, less expensive, or reach markets sooner or are marketed better than products that we are involved in developing.

The blood glucose test strips for the One Touch® Verio® product which we developed with LifeScan were first launched in the Netherlands in January 2010 and are now available in much of the world’s self-monitored blood glucose market including North America, major European markets and Australia. While initial market acceptance for One Touch® Verio® has been positive, there is no guarantee that the product will secure and maintain adequate market share.

Likewise, we cannot be sure that any other products we are involved in developing with our customers and partners, such as the test strip and reader products for the point-of-care coagulation market that we are developing with Siemens, will be successful in the marketplace or will secure and maintain adequate market share.

Our ability to be profitable or maintain profitability in the future will be adversely affected if any of the products that we are involved in developing fail to achieve or maintain market acceptance or compete effectively in the market place. It would reduce or eliminate our revenues from product sales and manufacturing and have a material adverse effect on our business and financial position.

We are currently dependent on revenue from LifeScan.

The majority of our income is currently derived from LifeScan and our business is therefore dependent on the number of test strips we manufacture for LifeScan and the sales of the blood glucose test strips for the One Touch® Verio® product. Any changes in LifeScan’s requirements and the level of test strip sales will directly affect our business.

We do not currently have, and may never have, any products other than the blood glucose test strips for the One Touch® Verio® product that generate substantial revenues.

We act as a non-exclusive manufacturer of the blood glucose test strips we developed with LifeScan. In the future we expect that LifeScan may manufacture all or a large proportion of its own requirements. If this occurs, our manufacturing capacity will not be fully utilized or may not be utilized at all. If we are unable to transfer capacity to the manufacture of other products, we will be faced with surplus capacity in our manufacturing operations and our revenues will decline. If the Master Services and Supply Agreement with LifeScan is terminated as a result of either party defaulting on its material obligations, becoming insolvent, or as a result of other factors detailed in the Master Services and Supply Agreement we would cease to have the potential to receive service fee revenues from the sale of blood glucose strips. In addition, LifeScan has the ability to terminate the obligation to pay service fees to us by paying us a lump sum amount, but may only do so once it has paid us a certain level of service fees (which we do not expect will occur until worldwide sales volumes have increased significantly). The service fee revenue is an ongoing amount LifeScan is obligated to pay to us based on the number of strips sold by LifeScan regardless of who manufactures the strips. If LifeScan did terminate its obligation to pay the service fees, although we would receive a large lump sum payment, we would cease to receive ongoing service fee revenue and our ongoing future business would be adversely affected.

An important part of our strategy is to seek to enter into other collaborative arrangements or strategic alliances with respect to the development and commercialization of specific tests or in specific fields. Our dependence on LifeScan for a significant proportion of our revenue is likely to continue until we start to receive meaningful revenues from other collaborative arrangements or strategic alliances with third parties, such as our arrangement with Siemens.

Our current and future customers and partners may choose to utilize less of our research and development services. If the development and research work we undertake was materially reduced or ceased, we would lose an ongoing source of income which would have a material adverse effect on our business and financial position.

Our business strategy and revenue rely on our ability to enter collaborative arrangements with other companies and there is a risk that we will not be able to enter into collaborative arrangements with respect to our products.

Our business strategy involves proving the broader applicability of our technology platform for a number of different products/technologies and then entering into collaborative arrangements, licensing agreements, strategic alliances or distribution arrangements for these products/ technologies. We have not established any internal product sales and marketing capacity and to achieve commercial success we must enter into and maintain successful arrangements with others to sell, market and distribute products that we are involved in developing. We may not be able to enter into such collaborative arrangements or strategic alliances in a timely fashion and on acceptable terms, if at all. An inability to enter such arrangements would be detrimental to our strategy, business and financial position.

Our ability to enter into collaborative or strategic arrangements will suffer if the technologies developed by us are not perceived as being comparable or superior to established laboratory methods or other products. Other competitive factors may also act as obstacles to our ability to enter into such collaborative or strategic arrangements for certain opportunities.

If we are unable to enter collaborative arrangements with respect to certain of our products/technologies, we may have to change strategy, delay, reduce the scope of or eliminate some or all of our development programs or liquidate some or all of our assets or seek to raise additional capital. As a result, we may not be able to pursue what we consider to be worthwhile commercial opportunities and significant monies and management time invested may be rendered unproductive and worthless. An inability to enter collaborative or strategic arrangements would thus have a material adverse effect on our business and financial position.

Entering collaborative arrangements with respect to our products will expose us to risks and uncertainties related to those collaborations and alliances.

To the extent we are able to enter into collaborative or strategic arrangements with respect to our products, we will be exposed to risks and uncertainties related to those arrangements. The customer or partner will generally make the key decisions on product choice, regulatory approvals, product launch, product manufacture and marketing and promotion. Decisions made by our partner with respect to the commercialization of the products we develop with them will significantly affect the extent and timing of revenues to us. For example, our partner may choose not to launch new products we develop, may choose to launch the products in a limited number of jurisdictions, may delay the launch of products, or may undertake only limited sales and marketing efforts to commercialize the products, all of which would have a material adverse effect on our business and financial position. Collaborative arrangements, licensing agreements or strategic alliances will subject us to a number of risks, including the risk that:

•	we do not control the amount and timing of resources that our strategic partners may devote to our products;

•	we do not control the decision to pursue a product, the timing of product launches and extent of marketing and sales activities;

•	our customer or partners may experience financial difficulties;

•	we may be required to relinquish important rights such as marketing and distribution rights;

•	business combinations or significant changes in a partner’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator could independently move forward with a competing product developed either independently or in collaboration with others, including our competitors; and

•	collaborative arrangements are often terminated or allowed to expire, which would delay the development and may increase the cost of developing our products.

Allegedly defective design or the manufacture of allegedly defective products could potentially expose us to substantial costs, write-offs and reputational damage.

Allegedly defective designs or manufacture of allegedly defective products exposes us to the risk of product liability claims and product recalls, resulting in substantial costs, write-offs and potential delays in our shipment of product to customers, decreased demand for products, loss of revenue and cash flow, reputational damage, costs of related litigation, increases in our insurance premiums and increased scrutiny by regulatory agencies, and claims by our customers and may trigger the dissolution of partnerships or collaborative relationships. While we will seek to mitigate our loss by obtaining appropriate insurances and appropriate contractual protections, if we are unable to maintain our insurance at an acceptable cost or on acceptable terms with adequate coverage, or negotiate appropriate contractual protections or otherwise protect against potential product liability claims, we will be exposed to significant liabilities. Recalls would harm our business and compromise the performance of our obligations to our customers and would have a material adverse effect on our business and financial results and may result in claims by our customers or partners and may trigger the dissolution of partnerships or collaborative relationships. Any claim for damages by our customers or other claim against us could be substantial.

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

Our margins may be reduced and costs increased which would have a material adverse effect on our business and financial position. The two primary factors that pose this risk include increased manufacturing costs and currency fluctuations.

Increases in our costs to manufacture products or conduct development work may decrease our margins or cause us to suffer a loss on the manufacture of products. Additionally, we may suffer decreased margins due to the global reach of our business exposing us to market risk from changes in foreign currency exchange rates. While the majority of our cash reserves and expenses are in Australian dollars, we continue to deal in other currencies, particularly in the United States and Europe, which may increase costs and decrease revenues incurred in foreign currencies. Additionally, we use, from time to time, financial instruments, primarily foreign currency forward contracts, to hedge certain forecasted foreign currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. These hedging activities are largely dependent upon the accuracy of our forecasts and as such, our foreign currency forward contracts may not cover our full exposure to exchange rate fluctuations. Although we believe our foreign exchange policies are reasonable and prudent under the circumstances, we may experience losses from un-hedged currency fluctuations, which could be significant. If our costs increase or our margins decrease, it would have an adverse effect on our business and financial position.

New product design and development and clinical testing is costly, labor intensive and the outcomes uncertain.

The design and development of different tests on our platform takes a number of years to complete, is costly and the outcomes are uncertain. Although development risk generally decreases the further a test is developed, the tests we develop have a significant degree of technical risk, and irrespective of the stage of development, design and development work and product validation, the development of the test may be unsuccessful or not warrant product commercialization. If development activities are unsuccessful, we may need to delay, reduce the scope of or eliminate some or all of our development programs and significant monies and management time invested may be rendered unproductive and worthless.

Our agreements with our customers to date have contained milestone-based payments, many of which are payable upon the achievement of technical development milestones. Such milestone payments may not cover the cost of our research and development activities. In the event we are not successful in achieving the relevant development milestone, we will not receive the milestone payments associated with the milestone which would have an adverse effect on our revenue and financial position. Furthermore, if we are unable to develop a product for a customer, it may eliminate an important revenue stream for us which may result in us not being profitable, or trigger dissolution of partnerships or collaborative relationships.

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

A number of companies, universities and research institutions have or may be granted patents that cover technologies that we need to complete development of a particular product. We may choose or be required to seek licenses under third party patents which would be costly or may not be available on commercially acceptable terms, or at all. Further, we may be unaware of other third party patents or proprietary rights that are infringed by our point-of-care tests.

Much of our platform intellectual property rights are licensed to us from LifeScan. If we were to breach the License Agreement and LifeScan were to validly terminate the agreement in response, it would seriously restrict or eliminate our ability to develop and commercialize our existing and future tests which would have a material adverse effect on us as it would restrict or eliminate our existing commercialization opportunities. We also license other intellectual property from third parties as part of our other development efforts.

LifeScan and our other licensors have a considerable degree of control over the manner that the intellectual property licensed to us is maintained and protected and, as a result, we have reduced control with respect to the maintenance and protection of our licensed patent portfolio. LifeScan is responsible for the prosecution and maintenance of the intellectual property it licenses to us and we are largely dependent on them to defend proceedings or prosecute infringers. The same applies to our other licensors. Our business would be harmed if the licensed patents were infringed or misappropriated. Prosecuting third parties and defending ourselves against third-party claims would be costly, time consuming and divert management’s attention from our business, potentially leading to delays in our development or commercialization efforts. Additionally, if third parties made successful claims, we may be liable for substantial damages or license fees, be required to stop marketing the infringing product or take other actions that are adverse to our business.

There are risks associated with regulatory clearance and changes to regulation.

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

Furthermore, regulation is ongoing and manufacturers and marketers of products are subject to continuous review and periodic inspections. Potentially costly responses may be required to be given by us and our customers including product modification or post-marketing clinical trials as a condition of approval to further substantiate safety and efficacy or investigate issues of interest. If we or our customers fail to comply with applicable regulatory requirements it may result in fines, delays, suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions and could have a material adverse effect on our operations. Additionally, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in the future and could hamper our ability to produce our products when we require.

We have risks associated with suppliers.

Similar to most major manufacturers in our industry, we are dependent upon our suppliers for certain raw materials and components. We have preferred suppliers, making us vulnerable to supply disruption, which could harm our business and delay manufacturing operations. We seek to enter into long term contractual arrangements with certain of our suppliers, however we may not always be able to do so on acceptable terms. If our manufacturing requirements change, such long term contractual arrangements may cause us to have excess or obsolete inventory. We may not be able to guarantee the supply of certain of our materials which may in turn affect our ability to supply product to our customers. We may have difficulty locating alternative suppliers in a timely manner or on commercially acceptable terms, and switching components may require product redesign and further regulatory clearance which could significantly delay production. Likewise, our customers and partners are subject to supply risks which may delay their ability to supply customers with product which would impact our revenue and have a consequential adverse effect on our business and results of operations.

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

There are technical challenges establishing and maintaining commercial manufacturing for products, including maintaining the consistency of our incoming raw materials, equipment design and automation, material procurement, production yields and quality control and assurance. We may fail to achieve and maintain required production yields or manufacturing standards which could result in financial loss, patient injury or death, product recalls or withdrawals, product shortages, delays or failures in product testing or delivery, breach of our agreements with any partner and other problems that could seriously harm our business.

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

Our operations are not currently profitable.

Our operations are not currently, and may never be profitable. To date, we have funded our operations and capital expenditures from revenue from the sale of products and provision of services and with proceeds from the sale of our securities, government grants and interest on investments. We may require additional capital to fund our business operations, which may not be available on acceptable commercial terms, or at all.

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

Our primary operations are conducted at our Corporate Avenue facility in Melbourne, Australia. We take precautions to safeguard our facility, including security, health and safety protocols, and maintain applicable insurance. However, we may be impacted by industrial action or operating equipment and facilities may not operate as intended or be unavailable as a result of unanticipated failures or other events outside of our control such as a natural disaster, fire, flood or earthquake or catastrophic breakdowns or deliberate acts of destruction. The occurrence of any of these event may restrict our ability to supply product, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

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

Our shares of common stock in the form of CDIs were quoted on the ASX and began trading on December 13, 2006. The price of our shares is highly volatile and could decline significantly. The market price of our shares historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. These fluctuations may be due to factors specific to us, to changes in analysts’ recommendations and earnings estimates, or to factors affecting the life sciences industry or the securities markets in general. For example, from the initial quotation of our shares in the form of CDIs on the Australian Securities Exchange on December 13, 2006 until March 6, 2013, the closing price per share of our shares ranged from a low of A$0.41 during February 2009 to a high of A$2.02 during the first quarter of the 2010 fiscal year and was A$0.80 on March 6, 2013. We may experience a material decline in the market price of our CDIs, regardless of our operating performance and therefore, a holder of our shares may not be able to sell those shares at or above the price paid by such holder for such shares. Sales by our larger shareholders may create volatility or impact how the value of our shares is perceived.

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

In addition, our securities are “restricted securities” as that term is defined in Rule 144 under the United States Securities Act of 1933, as amended (“Securities Act”). Restricted securities may be resold in the public market to United States persons as defined in Regulation S only if registered for resale or if they qualify for an exemption from registration under the Securities Act. We have not agreed to register any of our common stock for resale by security holders.

We may be involved in litigation.

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

Single stockholders with significant holdings or relatively small groups of stockholders have the power to influence matters requiring the approval of stockholders. Approximately 10.4% of our outstanding shares of common stock are owned by The Principals Cornerstone Fund Pty Ltd, an Australian company, which holds shares on trust for our directors, Messrs Denver, Hanley and Dr. Adam. These directors also hold shares directly and through other vehicles. In addition, a company called PFM Cornerstone Limited, an Australian company, of which Messrs Denver, Hanley and Dr. Adam are directors, holds approximately 6.5% of our shares. Mr. Andrew Jane is one of our directors and a director of CM Capital Investments Pty Ltd which holds approximately 10.2% of our shares. As directors, these individuals have the power to influence significantly all matters requiring the approval of our stockholders, including the election of directors and the approval of other significant resolutions, and their interests may conflict with those of the other stockholders. In addition, control of a significant amount of our common stock by insiders could adversely affect the market price of shares. Johnson and Johnson Development Corporation ceased to hold shares in the Company during the course of the year ended December 31, 2012. For details of our substantial stockholders and the interests of our directors, refer to “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

The main difference between holding CDIs and holding our underlying shares is that a CDI holder has beneficial ownership of the equivalent number of shares instead of legal title. CDIs are exchangeable, at the option of the holder, into shares of our common stock at a ratio of 1:1. Legal title is held by CHESS Depositary Nominees Pty Ltd (“CDN”) and the shares are registered in the name of CDN and held by CDN on behalf of and for the benefit of CDI Holders. CDN is a wholly owned subsidiary of ASX Limited. CDI holders will be entitled to all the economic benefits of the shares underlying their CDIs, such as dividends (if any), bonus issues or rights issues. CDN as a stockholder of record will receive notice of stockholder meetings and be entitled to attend and vote at stockholder meetings. CDI holders will likewise be sent notices of stockholder meetings and are entitled to attend stockholder meetings but are not permitted to vote other than by giving directions on how to vote to CDN or as a proxy holder for CDN.

Our success is reliant on the accuracy, reliability and proper use of sophisticated information processing systems and management information technology and the interruption in these systems could have a material adverse effect on our business, financial condition and results of operations.

Our success is reliant on the accuracy, reliability and proper use of sophisticated information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate the entering of order entry, customer billing, to maintain customer records, to provide product traceability, to accurately track purchases, to manage accounting, finance, administration and manufacturing, generate reports and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations.

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

There are limitations on our independent registered public accounting firm’s liability.

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

Our shares of common stock are traded on the ASX in the form of CHESS Depositary Interests, or CDIs, under the ASX trading code “UBI”. The Clearing House Electronic Subregister System, or “CHESS”, is an electronic system which manages the settlement of transactions executed on the ASX and facilitates the paperless transfer of legal title to ASX quoted securities. CHESS cannot be used directly for the transfer of securities of U.S. domiciled companies. CDIs are used as a method of holding and transferring the legal title of these securities on the ASX which are not able to be electronically traded in CHESS. CDIs are exchangeable, at the option of the holder, into shares of our common stock at a ratio of 1:1. The main difference between holding CDIs and holding the underlying securities (in this case our shares) is that a holder of CDIs has beneficial ownership of the equivalent number of our shares instead of legal title. Legal title is held by CHESS Depositary Nominees Pty Ltd, or CDN, and the shares are registered in the name of CDN and held by CDN on behalf of and for the benefit of the holders of CDIs. CDN is a wholly owned subsidiary of ASX.

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

The following tables sets forth, for the periods indicated, the highest and lowest market prices in Australian dollars for our CDIs reported on the ASX:

	High A$		Low A$
Fiscal Year 2012
First Quarter	A$	0.90	A$	0.71
Second Quarter	A$	0.80	A$	0.56
Third Quarter	A$	0.90	A$	0.54
Fourth Quarter	A$	1.15	A$	0.77
Fiscal Year 2011
First Quarter	A$	1.59	A$	1.23
Second Quarter	A$	1.40	A$	0.90
Third Quarter	A$	1.19	A$	.083
Fourth Quarter	A$	0.94	A$	0.72

Security details

As of March 6, 2013, there were 173,959,863 shares of our common stock issued and outstanding and 11,718,464 employee options that are exercisable for an equivalent number of shares of common stock (9,264,906 of which were exercisable or exercisable within 60 days thereafter). All of our issued and outstanding shares of common stock are fully paid.

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

Rule 144(b)

Because there is no public trading market for the shares in the United States, no sales in the United States under Rule 144 other than Rule 144(b)(1)(i) are likely to occur. Under Rule 144(b)(1)(i), a person who is not deemed to have been an affiliate of ours at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for between six months and one year may sell so long as the public information requirements of Rule 144 are satisfied, and, after one year, such person is entitled to sell the shares without having to comply with the manner of sale or public information provisions of Rule 144. A person who is deemed an affiliate during the 90 days preceding the sale who has beneficially owned the shares proposed to be sold for at least six months may sell so long as the conditions of Rule 144 are met, including the manner of sale, public information, volume limitation and notice filing provisions of Rule 144.

Holders

Currently, CDN holds the majority of our shares on behalf of and for the benefit of the holders of CDIs. The balance of the shares are held by certain of our employees generally as part of our restricted employee share scheme. Set out below is the aggregate number of our registered holders of CDIs and shares at the specific date below:

Date	Total Number of Registered Holders	Number of Holders that are United States Residents
At March 6, 2013	1,627	7

Dividends

To date, we have not declared or paid any cash dividends on our shares or CDIs and currently intend to retain any future earnings, if any, for funding growth. We do not anticipate paying any dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Set out below are details of our Employee Option Plan as at December 31, 2012.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining for future issuance
		(A$)
Equity compensation plans approved by security holders	11,718,464	1.01	(1)
Equity compensation plans not approved by security holders (2)	38,417	0.00	(1)

Total	11,756,881	1.01

(1)	The number of employee options able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. The Listing Rules of ASX generally prohibit companies whose securities are quoted on the ASX from issuing securities exceeding 15% of issued share capital in any 12 month period, without stockholder approval.

(2)	The grant of options and the issue of shares to any of our directors require stockholder approval. On November 13, 2012, our Board approved the grant of 37,500 zero exercise price employee options (“ZEPOs”) and 917 restricted shares of common stock to our Executive Director/ Chief Executive Officer, Mr. Paul Wright. Shareholder approval for the grant of the ZEPOs and the issue of restricted shares to Mr. Paul Wright is being sought at the 2013 Annual General Meeting.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Institutional Placement

On November 26, 2012, we placed 13,334,000 shares of common stock at A$0.90 per share to certain existing and new institutional investors based primarily in Australia, and raised an aggregate total of A$12,000,600 (before expenses of the offer) (“Placement”). Wilson HTM Corporate Finance Limited (“Wilson HTM”) acted as Lead Manager and Bookrunner for the Placement. Veritas Securities Limited acted as Co-manager to the Placement. We paid the Wilson HTM a management fee of A$180,009 and a selling fee of A$360,018 in connection with the Placement. In addition, we reimbursed Wilson HTM for certain costs and expenses incurred in connection with the Placement. We raised A$11,460,573 net of management and selling fees paid to the Wilson HTM in the Placement. Dr. Wilson is the spouse of Mr. Steven Wilson who is a substantial stockholder and officer of the parent company of Wilson HTM.

Share Purchase Plan

On December 17, 2012 we completed a share purchase plan (“Share Purchase Plan”) offer to all holders of our securities with a registered address in Australia or New Zealand on the record date of the Share Purchase Plan and raised an aggregate total of A$1,163,442 (before expenses of the offer) through the issuance of 1,292,713 shares at a price of A$0.90 per share. Wilson HTM acted as Lead Manager for the Share Purchase Plan. We paid Wilson HTM a fee of A$17,452 in connection with managing the Share Purchase Plan. We raised A$1,145,990 net of fees paid to the Lead Manager in our Share Purchase Plan.

The offers of shares under the Placement and the Share Purchase Plan were made in offshore transactions in reliance upon the exemption from registration pursuant to Regulation S, as promulgated by the Securities Act of 1933, as amended (the “Securities Act”). In order to comply with the requirements of Regulation S, investors may not re-sell any securities issued in the Placement or Share Purchase Plan into the U.S. or to a U.S. Person (as defined in the Securities Act) for a period of six months after the date of issue of the securities unless the re-sale of the securities is registered under the Securities Act or an exemption is available.

Accordingly, in order to enforce the above transfer restrictions whilst ensuring that stockholders can still trade their CDIs on ASX, certificates representing the shares will bear a restrictive legend and the CDIs will for a period of time (of not less than 6 months) have a Foreign Ownership Restriction (FOR) designation which will inform the market of the prohibition on U.S. Persons acquiring the shares or CDIs.

The proceeds from the Placement and the Share Purchase Plan will be used to take advantage of opportunities for the Company’s existing point-of-care initiatives by accelerating new product development in patient self-test PT-INR, immunoassay testing and molecular diagnostic testing and to provide working capital to support new product launches and growth in manufacturing.

Exercise of Employee Stock Options

The table below sets forth the number of employee stock options exercised and the number of shares of common stock issued within the past three financial years. We issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price		Proceeds Received
				(A$)
2010
February, 2010	23,333	A$	0.89	20,766
February, 2010	20,000	A$	0.94	18,800
February, 2010	4,000	A$	0.50	2,000
February, 2010	18,124	US$	0.26	5,104
February, 2010	13,332	A$	1.18	15,732
February, 2010	18,124	US$	0.22	4,489
February, 2010	33,333		Nil	0
March, 2010	6,666	A$	0.89	5,933
March, 2010	6,666	A$	0.70	4,666
March, 2010	2,000	A$	0.94	1,880
May, 2010	12,500		Nil	0
June, 2010	6,667	A$	0.94	6,267
June, 2010	20,000	US$	0.22	4,040
August, 2010	25,374	US$	0.26	8,381
August, 2010	20,000	A$	1.18	23,600
August, 2010	13,332	A$	0.89	11,865
August, 2010	6,667	A$	0.94	6,267
September, 2010	13,333	A$	0.94	12,533
September, 2010	8,000	A$	0.70	5,600
September, 2010	16,666	A$	1.20	19,999
September, 2010	3,333	A$	0.94	3,133
October, 2010	960,560	US$	0.26	256,018
October, 2010	45,000	A$	1.18	53,100
October, 2010	100,000	A$	0.89	89,000
November, 2010	181,238	US$	0.26	47,430
November, 2010	28,000	A$	1.18	33,040
November, 2010	40,000	A$	0.89	35,600
November, 2010	21,333	A$	0.94	20,053

	1,667,581			715,296

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price		Proceeds Received
				(A$)
2011
January, 2011	50,000	A$	0.89	44,500
January, 2011	13,333	A$	0.50	6,667
January, 2011	26,667		Nil	0
January, 2011	6,666	A$	0.94	6,266
March, 2011	40,000	US$	0.22	8,694
May, 2011	6,667	A$	0.70	4,667
May, 2011	2,333	A$	0.94	2,193
August, 2011	8,000	A$	0.50	4,000
November, 2011	10,000	US$	0.26	2,518
November, 2011	18,333		Nil	0

	181,999			79,504

2012
February, 2012	6,248	US$	0.26	1,518
June, 2012	55,993	US$	0.22	12,300
August, 2012	38,332		Nil	0
October, 2012	8,000	A$	0.70	5,600
November, 2012	6,667	A$	0.70	4,668

	115,240			24,086

The funds raised have been and will be used for working capital requirements including the continued development of our existing pipeline of point-of-care tests and to identify and develop additional tests.

Restricted Employee Shares Issued to Employees

Our Employee Share Plan was adopted by the Board of Directors in 2009. The Employee Share Plan permits our Board to grant shares of our common stock to our employees and directors. The number of shares able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. All our employees are eligible for shares under the Employee Plan. The Company currently proposes to issue A$1,000 worth of restricted shares of common stock to employees of the Company on a recurring basis, but no more frequently than annually. The restricted shares have the same terms of issue as our existing shares of common stock but are not able to be traded until the earlier of three years from the date on which the shares are issued or the date the relevant employee ceases to be an employee of the Company or any of its associated group of companies. We issue these shares in reliance upon exemptions from registration under Regulation S under the Securities Act.

The table below sets forth the restricted shares issued by the Company within the past three financial years:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued
May, 2010	581	A$	999
November, 2010	47,400	A$	74,892
November, 2011	86,471	A$	76,959
November, 2012	77,945	A$	84,960

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2011	157,763	1.23

Granted	77,945	1.09
Release of restricted shares	(39,619)	1.59

Balance at December 31, 2012	196,089	1.10

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities in 2012.

Total Return Stock Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock from December 31, 2007 through December 31, 2012 with the cumulative total return of a major market index and a published industry index. The graph below assumes an investment of A$100.00 on December 31, 2007 in our common stock, and compares its performance with the Standard and Poor’s/Australian Securities Exchange 200 Index and the Standard and Poor’s/Australian Securities Exchange Health Care 200 Index. For the 2011 fiscal year, the indexes used were Standard and Poor’s 500 Index and the Standard and Poor’s 500 Health Care Index. These two indexes have also been included in the graph. We changed our indexes this financial year as the Company trades on the Australian Securities Exchange to provide a better peer comparison. We paid no dividends on our common stock during the period covered by the graph. The Indices included in the graph reflect a cumulative total return based upon the reinvestment of dividends of the stocks included in those indices. Measurement points are December 31, 2007 and the last trading day of each subsequent year end through December 31, 2012.

The comparisons shown in the graph above are based upon historical data. The stock price performance shown in the graph is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and will not be deemed incorporated by reference into any filing under the Securities Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6. SELECTED	FINANCIAL DATA.

The following table represents our selected financial data for the dates and periods indicated.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	A$	A$	A$	A$	A$
Revenue
Revenue from products	19,368,745	12,063,582	11,760,009	132,733	0
Revenue from services	10,277,698	2,632,870	6,420,027	2,850,071	3,121,754
Research and development income	0	0	0	1,337,125	1,170,190
Milestone payment	0	0	0	17,722,641	0

Total revenue	29,646,443	14,696,452	18,180,036	22,042,570	4,291,944
Operating costs & expenses
Cost of goods sold	17,987,049	12,310,302	10,801,062	458,162	0
Cost of services	669,042	708,149	1,481,674	169,241	3,121,754
Research and development	13,482,459	9,812,396	6,482,150	14,898,072	11,585,258
General and administrative	6,790,524	7,271,488	7,185,550	5,635,569	5,510,127

Total operating costs & expenses	38,929,074	30,102,335	25,950,436	21,161,044	20,217,139

Profit/(loss) from operations	(9,282,631)	(15,405,883)	(7,770,400)	881,526	(15,925,195)
Other income/(expense)
Interest income	437,171	683,323	1,192,889	809,459	2,542,060
Interest expense	(29,263)	0	0	(9,636)	(9,489)
Fee income	0	0	0	0	1,131,222
Other	(256,499)	30,443	(33,014)	(250,886)	265,310

Total other income/(expense)	151,409	713,766	1,159,875	548,937	3,929,103
Net profit/(loss) before tax	(9,131,222)	(14,692,117)	(6,610,525)	1,430,463	(11,996,092)
Income tax benefit/(expense)	0	0	0	0	206

Net profit/(loss)	(9,131,222)	(14,692,117)	(6,610,525)	1,430,463	(11,995,886)

Earnings per share
Basic and diluted net loss per share	(0.06)	(0.09)	(0.04)	0.01	(0.08)
Average weighted number of shares — basic & diluted	160,417,411	159,017,777	157,584,044	157,013,578	156,970,679
Other comprehensive loss, net of tax:
Unrealized (loss)/gain on derivative instruments	0	83,339	0	(47,412)	0
Reclassification for losses/(gains) realized in net income	(83,339)	0	47,412	0	0

Other comprehensive (loss)/gain	(83,339)	83,339	47,412	(47,412)	0

Comprehensive (loss)/gain	(9,214,561)	(14,608,778)	(6,563,113)	1,383,051	(11,995,886)

	Years Ended December 31,
	2012	2011	2010	2009	2008
	A$	A$	A$	A$	A$
Balance Sheet Data:
Cash and cash equivalents	23,649,417	15,089,209	23,271,766	31,291,011	28,334,864
Total assets	49,066,850	45,216,467	53,837,949	56,083,468	52,505,321
Total stockholders’ equity	39,372,139	35,022,606	47,219,079	51,314,002	48,703,230

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our 2012 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages F-2 to F-12.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to our 2012 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Risk Management” on page F-12.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We refer you to the “Consolidated Balance Sheets”, “Consolidated Statements of Comprehensive Income”, “Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income”, “Consolidated Statements of Cash Flows”, and “Notes to Consolidated Financial Statements”, on pages F-15 through F-39, and “Report of Independent Registered Public Accounting Firm” on pages F-13 through F-14 of our Annual Report to Stockholders for the fiscal year ended December 31, 2012, which sections are incorporated by reference herein.

Supplementary Financial Information

The following is a summary of the unaudited quarterly results of operations:

	Year ended December 31, 2012
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	A$	A$	A$	A$
Revenue
Revenue from products	4,724,221	4,734,628	5,156,432	4,753,464
Revenue from services	1,677,510	3,583,018	3,502,207	1,514,963

Total revenue	6,401,731	8,317,646	8,658,639	6,268,427
Operating costs & expenses
Cost of goods sold	4,868,577	4,447,610	4,295,066	4,375,796
Cost of services	225,802	204,177	223,760	15,303
Research and development	2,264,898	3,118,746	3,771,140	4,327,675
General and administrative	1,484,876	1,583,980	1,605,838	2,115,830

Total operating costs & expenses	8,844,153	9,354,513	9,895,804	10,834,604

Profit/(loss) from operations	(2,442,422)	(1,036,867)	(1,237,165)	(4,566,177)
Other income/(expense)
Interest income	124,168	120,512	90,377	102,114
Interest expense	(9,754)	(7,316)	(7,316)	(4,877)
Other	(74,167)	(85,112)	(172,011)	74,791

Total other income/(expense)	40,247	28,084	(88,950)	172,028
Net profit/(loss) before tax	(2,402,175)	(1,008,783)	(1,326,115)	(4,394,149)
Income tax benefit/(expense)	0	0	0	0

Net profit/(loss)	(2,402,175)	(1,008,783)	(1,326,115)	(4,394,149)

Earnings per share
Basic and diluted net loss per share	(0.02)	(0.01)	(0.01)	(0.03)
Other comprehensive loss, net of tax:
Unrealised loss on derivative instruments	(35,001)	0	0	0
Reclassification for (losses)/gains realised in net income	(83,339)	35,001	0	0

Other comprehensive (loss)/gain	(118,340)	35,001	0	0

Comprehensive loss	(2,520,515)	(973,782)	(1,326,115)	(4,394,149)

	Year ended December 31, 2011
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	A$	A$	A$	A$
Revenue
Revenue from products	3,319,401	2,267,766	2,153,518	4,322,897
Revenue from services	245,920	476,129	318,869	1,591,952

Total revenue	3,565,321	2,743,895	2,472,387	5,914,849
Operating costs & expenses
Cost of goods sold	3,492,052	2,694,792	2,314,082	3,809,376
Cost of services	63,519	140,987	61,257	442,386
Research and development	1,747,507	2,969,982	2,317,556	2,777,351
General and administrative	1,405,358	1,800,900	2,029,467	2,035,763

Total operating costs & expenses	6,708,436	7,606,661	6,722,362	9,064,876

Profit/(loss) from operations	(3,143,115)	(4,862,766)	(4,249,975)	(3,150,027)
Other income/(expense)
Interest income	224,875	179,444	145,228	133,776
Other	(128,992)	(226,486)	749,727	(363,806)

Total other income/(expense)	95,883	(47,042)	894,955	(230,030)
Net profit/(loss) before tax	(3,047,232)	(4,909,808)	(3,355,020)	(3,380,057)
Income tax benefit/(expense)	0	0	0	0

Net profit/(loss)	(3,047,232)	(4,909,808)	(3,355,020)	(3,380,057)

Earnings per share
Basic and diluted net loss per share	(0.02)	(0.03)	(0.02)	(0.02)
Other comprehensive loss, net of tax:
Unrealized (loss)/gain on derivative instruments	0	0	0	83,339
Reclassification for losses/(gains) realized in net income	0	0	0	0

Other comprehensive gain	0	0	0	83,339

Comprehensive loss	(3,047,232)	(4,909,808)	(3,355,020)	(3,296,718)

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

Changes in Internal Control Over Financial Reporting.    During the fiscal quarter ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this evaluation, our management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, and PricewaterhouseCoopers has issued an attestation report on the Company’s internal control over financial reporting, which appears in the “Report of Independent Registered Public Accounting Firm” on pages F-13 to F-14 of the Annual Report, which is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

/s/ Paul Wright	/s/ Salesh Balak
Paul Wright	Salesh Balak
Principal Executive Officer	Principal Financial Officer

March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We refer you to “Report of Independent Registered Public Accounting Firm” on pages F-13 to F-14 of our Annual Report to Stockholders for the fiscal year ended December 31, 2012, which are incorporated by reference herein, for the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding our directors and executive officers is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our Annual Meeting of Stockholders in 2013 (the “2013 Proxy Statement”) under the caption “Management of the Company.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act” is incorporated by reference to the 2013 Proxy Statement under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted our Code of Ethics for Senior Financial Officers, a code of ethics that applies to our Principal Executive Officer and Principal Financial Officer. This code of ethics may be accessed and reviewed through our website at www.universalbiosensors.com. We intend to satisfy any disclosure requirement under item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for our Principal Executive Officer and Principal Financial Officer, by posting such information on our website at www.universalbiosensors.com

The information regarding the procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to the 2013 Proxy Statement under the caption “Management of the Company — Board Committees — Remuneration and Nomination Committee.” There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The information required by this item regarding our Audit Committee is incorporated by reference to the 2013 Proxy Statement under the caption “Management of the Company — Board Committees — Audit and Compliance Committee.”

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the captions “Management of the Company — Compensation of Directors”, “Executive Compensation” and “Management of the Company — Board Committees — Compensation Committee Interlocks and Insider Participation.”

Discussions on the frequency of the shareholder advisory votes on executive compensation are incorporated by reference to the 2013 Proxy Statement under the caption “Executive Compensation”.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The information regarding “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to our 2013 Proxy Statement under the caption “Executive Compensation — Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and “Management of the Company.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the caption “Independent Public Accountants — Audit Fees.”

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)(1)	Financial Statements

The following financial statements are incorporated by reference from pages F-13 through F-39 of our Annual Report to Stockholders for the fiscal year ended December 31, 2012, as provided in Item 8 hereof:

(a)(2)	Financial Statement Schedules — Schedule II—Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

(a)(3) and (b) Exhibits — Refer below.

Exhibit Number	Description	Location
3.1	Amended and restated articles of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.
3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.
10.1	License Agreement between LifeScan and Universal Biosensors, Inc. effective April 1, 2002, as amended on October 25, 2007, December 5, 2005.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.1. October 2007 amendment incorporated by reference to our Form 10-Q filed on November 14, 2007 as Exhibit 10.2.
10.2	Amended and Restated License Agreement between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.
10.3	Development and Research Agreement by and between Universal Biosensors, Inc. and LifeScan, Inc. dated April 1, 2002 as amended on October 29, 2007, June 1, 2007, December 7, 2005, December 21, 2004 and March 31, 2004.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.2. June 2007 amendment incorporated by reference to our Amendment No. 2 to Form 10 filed on June 12, 2007 as Exhibit 10.2. October 2007 amendment incorporated by reference to our Form 10-Q filed on November 14, 2007 as Exhibit 10.3.

10.4	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.
10.5	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.
10.6	Lease of premises 1 Corporate Avenue, Rowville, Victoria, Australia by and between Universal Biosensors Pty Ltd and Heyram Properties Pty Ltd.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.5.
10.7	AusIndustry, R&D Start Program Agreement, effective February 25, 2005 (particular and general conditions).	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.6.
10.8	Employee Option Plan.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7.
10.9	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.
10.10	Employment agreement between Universal Biosensors Pty Ltd and Mr. Garry Chambers effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.9.
10.11	Employment agreement between Universal Biosensors Pty Ltd and Dr Ronald Chatelier dated April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.10.
10.12	Employment agreement between Universal Biosensors Pty Ltd and Dr Alastair Hodges effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.11.
10.13	Employment agreement between Universal Biosensors Pty Ltd and Mr. Adrian Oates dated August 15, 2007.	Incorporated by reference to our Form 10-K filed on March 16, 2010 as Exhibit 10.12.
10.14	First Amendment to the Master services and Supply Agreement dated December 11, 2008 (which amends the Master Services and Supply Agreement by and between Universal Biosensors Pty Ltd, Universal Biosensors, Inc. and LifeScan, Inc. dated October 29, 2007 and filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2009 as Exhibit 10.14.

10.15	Second Services Addendum — Manufacturing Process Support (which amends the Master Services and Supply Agreement by and between Universal Biosensors Pty Ltd, Universal Biosensors, Inc. and LifeScan, Inc. dated October 29, 2007 incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2007 as Exhibit 10.1.).	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2009 as Exhibit 10.15.
10.16	Advanced Care Enhanced Product Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.17	Fifth Amendment to Development and Research Agreement (which amends the Development and Research Agreement by and between Universal Biosensors, Inc. and LifeScan, Inc. dated April 1, 2002 and filed on April 30, 2007 as Exhibit 10.2 to our Form 10, the Amendment to the Development and Research Agreement filed on June 12 as Exhibit 10.2 to Amendment No. 2 to our Form 10 and the Amendment to Development and Research Agreement filed on November 14, 2007 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.2.
10.18	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement by and between Universal Biosensors Pty. Ltd., Universal Biosensors, Inc., and LifeScan, Inc. dated October 29, 2007 filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 as Exhibit 10.14 to our Annual Report on Form 10-K).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.19	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.4. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.20	Employment agreement between Universal Biosensors Pty Ltd and Mr. Andrew Denver dated September 9, 2010.	Incorporated by reference to our Current Report on Form 8-K/A filed on December 22, 2010 as Exhibit 10.1.
10.21	Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated September 9, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.20. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.22	Statement of Work for MAP Feasibility Project between Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.21. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.23	Novation Agreement and First Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.22.
10.24	Second Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.23. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.25	Employment agreement between Universal Biosensors Pty Ltd and Mr. Paul Wright effective March 1, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on February 25, 2011 as Exhibit 10.1.
10.26	Employment agreement between Universal Biosensors Pty Ltd and Mr. Fred Davis effective November 2, 2011.	Incorporated by reference to our Annual Report on Form 10-K filed on March 13, 2012 as Exhibit 10.27.
10.27	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.28	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.2. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.29	Supplemental Agreement — Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
13.0	Annual Report.	Filed herewith.
14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.0.
21.0	List of Subsidiaries.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 21.0.
24.0	Power of Attorney.	Included on signature page.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101	The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Biosensors, Inc. (Registrant)

	By:	/s/ Paul Wright
Paul Wright
Date: March 12, 2013		Principal Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Wright	Chief Executive Officer (Principal Executive Officer)	March 12, 2013
Paul Wright

/s/ Salesh Balak	Chief Financial Officer (Principal Financial Officer)	March 12, 2013
Salesh Balak

/s/ Andrew Denver	Director and Chairman	March 12, 2013
Andrew Denver

/s/ Denis Hanley	Director	March 12, 2013
Denis Hanley

/s/ Andrew Jane	Director	March 12, 2013
Andrew Jane

/s/ Elizabeth Wilson	Director	March 12, 2013
Elizabeth Wilson

/s/ Colin Adam	Director	March 12, 2013
Colin Adam

/s/ Marshall Heinberg	Director	March 12, 2013
Marshall Heinberg

INDEX TO EXHIBITS

Exhibit Number	Description	Location
3.1	Amended and restated articles of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.
3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.
10.1	License Agreement between LifeScan and Universal Biosensors, Inc. effective April 1, 2002, as amended on October 25, 2007, December 5, 2005.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.1. October 2007 amendment incorporated by reference to our Form 10-Q filed on November 14, 2007 as Exhibit 10.2.
10.2	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit EX-10.1.
10.3	Development and Research Agreement by and between Universal Biosensors, Inc and LifeScan, Inc dated April 1, 2002 as amended on October 29, 2007, June 1, 2007, December 7, 2005, December 21, 2004 and March 31, 2004.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.2. June 2007 amendment incorporated by reference to our Amendment No. 2 to Form 10 filed on June 12, 2007 as Exhibit 10.2. October 2007 amendment incorporated by reference to our Form 10-Q filed on November 14, 2007 as Exhibit 10.3.
10.4	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit EX-10.2.
10.5	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.
10.6	Lease of premises 1 Corporate Avenue, Rowville, Victoria, Australia by and between Universal Biosensors Pty Ltd and Heyram Properties Pty Ltd.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.5.
10.7	AusIndustry, R&D Start Program Agreement, effective February 25, 2005 (particular and general conditions).	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.6.
10.8	Employee Option Plan.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7.
10.9	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.

10.10	Employment agreement between Universal Biosensors Pty Ltd and Mr. Garry Chambers effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.9.
10.11	Employment agreement between Universal Biosensors Pty Ltd and Dr Ronald Chatelier dated April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.10.
10.12	Employment agreement between Universal Biosensors Pty Ltd and Dr Alastair Hodges effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.11.
10.13	Employment agreement between Universal Biosensors Pty Ltd and Mr. Adrian Oates dated August 15, 2007.	Incorporated by reference to our Form 10-K filed on March 16, 2010 as Exhibit 10.12.
10.14	First Amendment to the Master services and Supply Agreement dated December 11, 2008 (which amends the Master Services and Supply Agreement by and between Universal Biosensors Pty Ltd, Universal Biosensors, Inc. and LifeScan, Inc. dated October 29, 2007 and filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2009 as Exhibit 10.14.
10.15	Second Services Addendum — Manufacturing Process Support (which amends the Master Services and Supply Agreement by and between Universal Biosensors Pty Ltd, Universal Biosensors, Inc. and LifeScan, Inc. dated October 29, 2007 incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2007 as Exhibit 10.1.).	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2009 as Exhibit 10.15.
10.16	Advanced Care Enhanced Product Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.17	Fifth Amendment to Development and Research Agreement (which amends the Development and Research Agreement by and between Universal Biosensors, Inc. and LifeScan, Inc. dated April 1, 2002 and filed on April 30, 2007 as Exhibit 10.2 to our Form 10, the Amendment to the Development and Research Agreement filed on June 12 as Exhibit 10.2 to Amendment No. 2 to our Form 10 and the Amendment to Development and Research Agreement filed on November 14, 2007 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.2.
10.18	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement by and between Universal Biosensors Pty. Ltd., Universal Biosensors, Inc., and LifeScan, Inc. dated October 29, 2007 filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 as Exhibit 10.14 to our Annual Report on Form 10-K).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.19	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.4. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.20	Employment agreement between Universal Biosensors Pty Ltd and Mr. Andrew Denver dated September 9, 2010.	Incorporated by reference to our Current Report on Form 8-K/A filed on December 22, 2010 as Exhibit 10.1.
10.21	Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated September 9, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.20. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.22	Statement of Work for MAP Feasibility Project between Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.21. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.23	Novation Agreement and First Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.22.
10.24	Second Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.23. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.25	Employment agreement between Universal Biosensors Pty Ltd and Mr. Paul Wright effective March 1, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on February 25, 2011 as Exhibit 10.1.
10.26	Employment agreement between Universal Biosensors Pty Ltd and Mr. Fred Davis effective November 2, 2011.	Incorporated by reference to our Annual Report on Form 10-K filed on March 13, 2012 as Exhibit 10.27.
10.27	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.28	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.2. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
10.29	Supplemental Agreement — Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.
13.0	Annual Report.	Filed herewith.

14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.0.
21.0	List of Subsidiaries.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 21.0.
24.0	Power of Attorney.	Included on signature page.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
101	The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Universal Biosensors, Inc.

2012 Annual Report

Unless otherwise noted, references on this Annual Report to “Universal Biosensors” the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those discussed in the forward-looking statements in our Form 10-K. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our Form 10-K, particularly in “Risk Factors.”

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

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS under a license agreement between LifeScan, Inc. (“LifeScan”) and UBS. Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International, both affiliates of Johnson and Johnson.

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

•

Coagulation testing market — UBS is working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market, pursuant to a collaboration agreement (“Collaboration Agreement”) and will manufacture test strips for these products under a Supply Agreement with Siemens (“Supply Agreement”).

•

Other electrochemical-cell based tests — we are working on proving the broader applicability of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements or strategic alliances with respect to any tests arising from this work.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Results of Operations

Revenue from Products

OneTouch® VerioTM was first launched in the Netherlands in January 2010 and is now available in countries that represent over 85% of the world self-monitoring blood glucose market. The manufacturing results of the blood glucose test strips during the respective periods are as follows:

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Revenue from products	19,368,745	12,063,582	11,760,009
Cost of goods sold	(17,987,049)	(12,310,302)	(10,801,062)

	1,381,696	(246,720)	958,947

Gross margin	7%	-2%	8%

Pursuant to the agreement we have with LifeScan, one of two pricing methodologies will apply depending on whether we are manufacturing above or below a specified quantity of blood glucose test strips in a quarter. If purchase orders for less than the specified quantity of test strips are received within a quarter, we are considered to be in the “interim costing period”. In the interim costing period, the Company is not expected to generate any profit from the manufacture of test strips, but is expected to recover most of its glucose manufacturing costs. If purchase orders increase beyond the specified quantity of blood glucose test strips per quarter, the interim costing period will cease to apply and a different pricing methodology will apply, at which time we expect our blood glucose manufacturing operations to be profitable. Revenue from product sales may vary every quarter and is dependent on LifeScan’s requirements. We act as a non-exclusive manufacturer of the blood glucose test strips we developed with LifeScan. In the future we expect that LifeScan may manufacture all or a large proportion of its own requirements.

We remained within the interim costing period during the first three quarters of each of 2010 and 2011. During 2012, we remained outside the interim costing period which explains the increase in margins from (2%) in 2011 to 7% in 2012.

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® VerioTM, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay us an additional amount per strip manufactured by us up to a certain volume in 2010. In 2011, as long as we remained in the interim costing period, LifeScan agreed to pay us an additional amount per strip equivalent to 50% of the additional amount per strip paid to us by LifeScan in 2010. These additional payments ceased during the third quarter of 2011. The higher margin in 2010 when compared to 2011 is primarily due to the additional amount per strip received by us from LifeScan during that year.

Revenue from Services

We provide various services to our customers and partners. The revenue is grouped into the following categories:

•

Product enhancement — a quarterly service fee based on the number of strips sold by our customers and partners is payable to us as an ongoing reward for our services and efforts to enhance the product;

•	Contract research and development — we undertake contract research and development on behalf of our customers and partners;

•	Other services — ad-hoc services provided on an agreed basis based on our customers and partners requirements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Revenue from services	10,277,698	2,632,870	6,420,027
Cost of services	(669,042)	(708,149)	(1,481,674)

	9,608,656	1,924,721	4,938,353

Contract research and development and the product enhancement service fee makes up the major portion of revenue from services.

The quarterly service fee for the respective periods is as follows:

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Quarterly service fee	2,236,251	544,263	19,143

Quarterly service fee — The quarterly service fee increased by 311% during the 2012 financial year compared to the 2011 financial year and by 2,743% during the 2011 financial year when compared to the 2010 financial year. The increase reflects growing sales by LifeScan from the OneTouch® VerioTM System. The OneTouch® VerioTM is now sold in over 85% of the world self-monitored blood glucose market. LifeScan launched the product initially in the Netherlands in January 2010 before making it available for sale in Australia in September 2010. During 2011, there were further launches of the product in Europe including France, Italy, Germany, the United Kingdom, Ireland and Spain. LifeScan launched the OneTouch® VerioTM IQ System in the United States in January 2012.

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us by either: i) paying us a lump sum amount, but may only do so once it has paid us a certain level of quarterly service fees (we do not expect this level of quarterly service fees will be achieved until worldwide sales volumes have increased significantly); or ii) as a result of other factors detailed in the Master Services and Supply Agreement.

Contract research and development — The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. This is reflected in our past three year’s results wherein the margin during the 2012 financial year increased by A$5,991,947 compared to the 2011 financial year while the margin during the 2011 financial year has decreased by A$3,538,752 compared to the 2010 financial year. The increase in 2012 reflects the commencement of a new research and development project for LifeScan in September 2011. The project was to determine the feasibility of an innovative blood glucose testing product. The feasibility of the US$4.5 million project awarded to us by LifeScan was completed towards the end of 2012. Revenue was recognized for the feasibility project when services were performed, the amount of the payment could be reliably measured and collectability was reasonably assured. We recognized revenue for accounting purposes ratably over the feasibility period.

The increase in research and development revenue during 2012 also reflects revenue recognised pursuant to our Collaboration Agreement with Siemens. On September 9, 2011 the Company entered into a Collaboration Agreement with Siemens to develop coagulation related products for the hospital point-of-care and ambulatory care coagulation markets. In addition to an up-front, non-refundable payment of A$2,961,245 (equivalent to US$3 million), the Company may receive up to six payments from Siemens upon the achievement of certain

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

defined milestones relating to feasibility, regulatory submissions and the launch of the products to be developed. The Company has concluded that the up-front payment is not a separate unit of accounting and recorded the amount as deferred revenue to be recognized as revenue across other deliverables in the arrangement with Siemens based upon the Company’s best estimate of selling price. The deliverables related to each milestone are considered substantive and are not priced at a significant incremental discount to the other deliverables. As the achievement of the milestones is contingent upon a future event, the revenue for each deliverable will be recognized as the contingencies are met and the consideration becomes fixed and determinable.

Of the six milestones, the Company has delivered on two as of December 31, 2012:

•

In June 2012, the Company delivered on its first milestone by achieving proof of technical feasibility of a new test strip and received a payment of A$1,522,534 (equivalent to US$1.5 million) as consideration. A sum of A$2,175,048 (equivalent to US$2,142,857) has been recognized as revenue from services in June 2012 in this regards.

•

In July 2012, the Company delivered on its second milestone by achieving proof of technical feasibility of another new test strip and received a payment of A$1,438,711 (equivalent to US$1.5 million) as consideration. A sum of A$2,055,301 (equivalent to US$2,142,857) has been recognized as revenue from services in July 2012 in this regards.

Of the total amount of A$4,230,349 (equivalent to US$4,285,714) recognized as revenue, A$2,961,245 (equivalent to US$3.0 million) relates to the achievement of the two milestones whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones based upon their relative estimate of selling price.

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

Our principal research and development activities can be described as follows:

(a)  Blood coagulation

We have developed a Prothrombin Time test for monitoring the therapeutic range of the anticoagulant, warfarin, based on measuring activity of the enzyme thrombin. In September 2011 we entered into a Collaboration Agreement with Siemens pursuant to which will develop a range of test strips and reader products for the point-of-care coagulation market. The first test currently being developed is a modified version of our Prothrombin Time International Normalized Ratio (“PT-INR”) test. In 2012, we entered into a Supply Agreement with Siemens under which we will manufacture and supply the test strips for these systems.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(c)  DNA/RNA

We have undertaken some early stage feasibility work assessing the possibility of using DNA binding chemistries to build a low-cost test for DNA, RNA and as a possible alternative method for improving the sensitivity of protein assays. This concept work is at an early stage and may not yield any positive results. To enable us to access certain molecular diagnostic technology, we entered into a license with SpeeDx Pty Ltd. SpeeDx Pty Ltd is an Australian technology company focused on the development of catalytic nucleic acid enzymes for medical diagnostics and other applications.

Research and development expenses for the respective periods are as follows:

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Research and development expenses	13,482,459	9,812,396	6,482,150

Depending on the scope of research and development activities we undertake and the stage of development of each of these activities, our research and development expenditure will fluctuate.

In converting an idea or a concept into a commercial product, a number of development stages are required. The closer the idea or the concept to a product, the lower the technical risk but the greater the effort and cost expended. In our research and development program, the first phase is exploratory research. In this phase the idea is investigated by a small focused team to establish the viability of the concept as the base for a product. Once this hurdle has been passed, the project enters the development phases, which include building prototype strips and instruments, finalizing the product design, carrying out extensive testing, creating the required documentation and developing or validating the manufacturing processes. This requires a larger group of people and a higher use of materials compared to the research phase, so is typically more expensive, but necessary to be able to commercialize a product.

Research and development expenditure increased by 37% during 2012 compared to 2011 and increased by 51% during 2011 compared to 2010. During these three years, our research and development activities were primarily focused around the blood coagulation platform. Whilst we had established feasibility of the first product on this platform, the Prothrombin Time test, in 2010, we were at an advanced stage in 2011 and 2012. Since July 2012, in addition to the Prothrombin Time test project which is in the final stages of the development phase and is anticipated to launch in 2013, we have two other tests which are in their development phase prior to launch. These two additional tests are part of our collaboration with Siemens and are within the point-of-care coagulation market.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Depreciation	656,350	1,005,304	588,878
Share based payments	404,102	979,526	859,551

	1,060,452	1,984,830	1,448,429

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities which will influence our research and development expenditure and these parties may contribute towards all or part of the cost of these activities.

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

General and administrative expenses for the respective periods are as follows:

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
General and administrative expenses	6,790,524	7,271,488	7,185,550

General and administrative expenses decreased by 7% during 2012 compared to 2011 and increased by 1% during 2011 compared to 2010. The decrease in expenses during 2012 reflects management’s intent of restricting spending on non-core activities.

The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Depreciation	97,252	177,999	199,199
Share based payments	443,310	1,079,937	648,940

	540,562	1,257,936	848,139

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Interest Income

Interest income decreased to A$437,171 in 2012 from A$683,323 in 2011. Interest income was A$1,192,889 in 2010. The decrease in interest income in 2012 and 2011 is attributable to lower interest rates and the lower amounts of funds available for investment during the course of the year.

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

Share Price and Exercise Price at Valuation Date

With the exception of Zero Priced Employee Options (“ZEPOs”), the value of all other options granted since 2010 has been determined using the closing price of our common stock trading in the form of CDIs on ASX at the time of grant of the options. ZEPOs have been valued at nil. The ASX is the only exchange upon which our securities are quoted.

Volatility

We applied volatility having regard to the historical price change of our shares in the form of CDIs available from the ASX.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Financial assets:
Cash and cash equivalents	23,649,417	15,089,209	23,271,766
Accounts receivables	2,282,888	4,889,783	3,588,798
Financial instruments	0	83,339	0

Total financial assets	25,932,305	20,062,331	26,860,564

Debt:
Total debt	0	0	0

Net financial assets	25,932,305	20,062,331	26,860,564

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

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

We regularly review all our financial assets for impairment. There were no impairments recognized for the years ended December 31, 2012, 2011 and 2010.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For years ended December 31, 2012, 2011 and 2010, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at December 31, 2012 and 2010, respectively. We had contracts with a notional amount of US$4.0 million outstanding as at December 31, 2011. The fair value of these contracts at December 31, 2012 and 2010 were nil and an asset of A$83,339 at December 31, 2011 recorded as ‘Financial Instruments’ in the consolidated balance sheets. During the years ended December 31, 2012 and 2010, we recognized gains of nil and gains of A$83,339 recorded in earnings for the year ended December 31, 2011. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the years ended December 31, 2012, 2011 and 2010. For further details, see Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Cash and cash equivalents	23,649,417	15,089,209	23,271,766
Working capital	24,168,714	17,584,523	25,940,899
Ratio of current assets to current liabilities	4.83 : 1	3.51 : 1	6.82 : 1
Shareholders’ equity per common share	0.23	0.22	0.30

The movement in cash and cash equivalents and working capital during the three years was primarily due to reductions to outflows of cash and to the timing of cash receipts, payments, sales and accruals in the ordinary course of business. In addition to the reductions resulting from operating outflows of cash in 2012, we also had financing inflows of A$12,524,124 (net of related transaction costs) we raised in capital by way of a Placement and Share Purchase Plan. We have not identified any collection issues with respect to receivables.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Summary of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Cash provided by/(used in):
Operating activities	(3,300,757)	(7,159,118)	(6,414,248)
Investing activities	(687,245)	(1,102,943)	(2,320,293)
Financing activities	12,548,210	79,504	715,296

Net increase/(decrease) in cash and cash equivalents	8,560,208	(8,182,557)	(8,019,245)

Our net cash used in operating activities during the three years was primarily for our research and development projects including efforts involved in establishing our manufacturing operations. The outflows during these three years have been partially offset by receipts from our customers and partners.

Our net cash used in investing activities for all years is primarily for the purchase of various plant and equipment and fit out of our facilities based on our needs.

With the exception of 2012, our net cash provided by financing activities is primarily proceeds received from employees exercising their options. Our net cash provided by financing activities in 2012 relates primarily to the A$12,524,124 (net of related transaction costs) we raised in capital by way of a Placement and Share Purchase Plan.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 are:

A$
Less than 1 year	573,211
1 — 3 years	156,872
3 — 5 years	9,680
More than 5 years	0

Total minimum lease payments	739,763

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at December 31, 2012 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations(1)	2,351,464	0	2,351,464	0	0
Operating Lease Obligations(2)	739,763	573,211	156,872	9,680	0
Purchase Obligations(3)	3,955,117	3,955,117	0	0	0
Other Long-Term Liabilities on Balance Sheet(4)	202,192	0	170,204	26,255	5,733

Total	7,248,536	4,528,328	2,678,540	35,935	5,733

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.

(2)	Our operating lease obligations relate primarily to the lease of our premises.

(3)	Represents outstanding purchase orders

(4)	Represents long service leave owing to the employees.

Segments

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work. We operate predominantly in one geographical area, being Australia.

Recent Accounting Pronouncements

See Notes to Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies.

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

Interest Rate Risk

Since the majority of our investments are in cash and cash equivalents in Australian dollars, our interest income is affected by changes in the general level of Australian interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Our investment portfolio is subject to interest rate risk but due to the short duration of our investment portfolio, we believe an immediate 10% change in interest rates would not be material to our financial condition or results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Universal Biosensors, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, consolidated statements of stockholders’ equity and comprehensive income and consolidated statements of cash flows present fairly, in all material respects, the financial position of Universal Biosensors, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

PricewaterhouseCoopers, ABN 52 780 433 757
Darling Park Tower 2, 201 Sussex Street, GPO BOX 2650, SYDNEY NSW 1171, DX 77 Sydney T: +61 2 8266 0000, F: +61 2 8266 9999, www.pwc.com.au

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers
PricewaterhouseCoopers

Sydney

March 12, 2013

PricewaterhouseCoopers, ABN 52 780 433 757
Darling Park Tower 2, 201 Sussex Street, GPO BOX 2650, SYDNEY NSW 1171, DX 77 Sydney T: +61 2 8266 0000, F: +61 2 8266 9999, www.pwc.com.au

Universal Biosensors, Inc.

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	23,649,417	15,089,209
Inventories, net	3,602,237	3,619,400
Accounts receivable	2,282,888	4,889,783
Prepayments	159,994	92,048
Financial instruments	0	83,339
Other current assets	786,194	827,508

Total current assets	30,480,730	24,601,287
Non-current assets:
Property, plant and equipment	33,693,036	33,151,027
Less accumulated depreciation	(15,426,916)	(12,855,847)

Property, plant and equipment — net	18,266,120	20,295,180

Other non-current assets	320,000	320,000

Total non-current assets	18,586,120	20,615,180

Total assets	49,066,850	45,216,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,516,303	620,682
Accrued expenses	1,959,869	2,061,528
Deferred revenue	829,038	3,509,721
Employee entitlements provision	1,006,806	824,833

Total current liabilities	6,312,016	7,016,764
Non-current liabilities:
Asset retirement obligations	2,351,464	2,166,691
Employee entitlements provision	202,192	181,367
Deferred revenue	829,039	829,039

Total non-current liabilities	3,382,695	3,177,097

Total liabilities	9,694,711	10,193,861

Commitments and contingencies (Note 3)	0	0

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2012 (2011: nil)
Common stock, $0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 173,959,863 shares in 2012 (2011: 159,139,965)	17,396	15,914
Additional paid-in capital	93,009,607	79,446,995
Accumulated deficit	(44,225,330)	(29,533,213)
Current year loss	(9,131,222)	(14,692,117)
Accumulated other comprehensive income	(298,312)	(214,973)

Total stockholders’ equity	39,372,139	35,022,606

Total liabilities and stockholders’ equity	49,066,850	45,216,467

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Revenue
Revenue from products	$19,368,745	$12,063,582	$11,760,009
Revenue from services	10,277,698	2,632,870	6,420,027

Total revenue	29,646,443	14,696,452	18,180,036
Operating costs & expenses
Cost of goods sold	17,987,049	12,310,302	10,801,062
Cost of services	669,042	708,149	1,481,674
Research and development	13,482,459	9,812,396	6,482,150
General and administrative	6,790,524	7,271,488	7,185,550

Total operating costs & expenses	38,929,074	30,102,335	25,950,436

Profit/(loss) from operations	(9,282,631)	(15,405,883)	(7,770,400)
Other income/(expense)
Interest income	437,171	683,323	1,192,889
Interest expense	(29,263)	0	0
Other	(256,499)	30,443	(33,014)

Total other income/(expense)	151,409	713,766	1,159,875
Net profit/(loss) before tax	(9,131,222)	(14,692,117)	(6,610,525)
Income tax benefit/(expense)	0	0	0

Net profit/(loss)	$(9,131,222)	$(14,692,117)	$(6,610,525)

Earnings per share
Basic and diluted net loss per share	(0.06)	(0.09)	(0.04)
Other comprehensive loss, net of tax:
Unrealized gain on derivative instruments	0	83,339	0
Reclassification for losses/(gains) realized in net income	(83,339)	0	47,412

Other comprehensive (loss)/gain	(83,339)	83,339	47,412

Comprehensive loss	(9,214,561)	(14,608,778)	(6,563,113)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2010	157,155,933	15,716	74,566,698	(22,922,688)	(345,724)	51,314,002
Net loss	0	0	0	(6,610,525)	0	(6,610,525)
Other comprehensive gain	0	0	0	0	47,412	47,412
Exercise of stock options issued to employees	1,667,581	167	715,129	0	0	715,296
Shares issued to employees	47,981	4	75,887	0	0	75,891
Stock option expense	0	0	1,677,003	0	0	1,677,003

Balances at December 31, 2010	158,871,495	15,887	77,034,717	(29,533,213)	(298,312)	47,219,079
Net loss	0	0	0	(14,692,117)	0	(14,692,117)
Other comprehensive gain	0	0	0	0	83,339	83,339
Exercise of stock options issued to employees	181,999	18	79,486	0	0	79,504
Shares issued to employees	86,471	9	76,950	0	0	76,959
Stock option expense	0	0	2,255,842	0	0	2,255,842

Balances at December 31, 2011	159,139,965	15,914	79,446,995	(44,225,330)	(214,973)	35,022,606
Net loss	0	0	0	(9,131,222)	0	(9,131,222)
Other comprehensive loss	0	0	0	0	(83,339)	(83,339)
Issuance of ordinary shares at A$0.90 per share, net of issuance costs	14,626,713	1,463	12,522,661	0	0	12,524,124
Exercise of stock options issued to employees	115,240	11	24,075	0	0	24,086
Shares issued to employees	77,945	8	84,952	0	0	84,960
Stock option expense	0	0	930,924	0	0	930,924

Balances at December 31, 2012	173,959,863	17,396	93,009,607	(53,356,552)	(298,312)	39,372,139

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Cash flows from operating activities provided by/(used in):
Net profit/(loss)	(9,131,222)	(14,692,117)	(6,610,525)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,637,141	3,298,541	2,990,858
Share based payments expense	930,924	2,255,842	1,677,003
Loss on fixed assets disposal	9,766	17,715	2,618
Change in assets and liabilities:
Inventory	17,163	(428,307)	(2,885,969)
Accounts receivables	2,606,895	(1,300,985)	(3,733,332)
Prepaid expenses and other current assets	(26,632)	(725,797)	(6,079)
Deferred revenue	(1,437,125)	4,492,426	118,305
Employee entitlements	202,798	249,231	73,493
Accounts payable and accrued expenses	889,535	(325,667)	1,959,380

Net cash provided by/(used in) operating activities	(3,300,757)	(7,159,118)	(6,414,248)

Cash flows from investing activities:
Instalment payments to acquire plant and equipment	0	0	(988,334)
Purchases of property, plant and equipment	(687,245)	(1,102,943)	(1,331,959)

Net cash used in investing activities	(687,245)	(1,102,943)	(2,320,293)

Cash flows from financing activities:
Gross proceeds from share issue	13,164,042	0	0
Transaction costs on share issue	(639,918)	0	0
Proceeds from borrowings	921,725	0	0
Repayment of borrowings	(921,725)	0	0
Proceeds from stock options exercised	24,086	79,504	715,296

Net cash provided by/(used in) financing activities	12,548,210	79,504	715,296

Net increase/(decrease) in cash and cash equivalents	8,560,208	(8,182,557)	(8,019,245)
Cash and cash equivalent at beginning of period	15,089,209	23,271,766	31,291,011

Cash and cash equivalents at end of period	23,649,417	15,089,209	23,271,766

See accompanying notes to the financial statement

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

(1)  Basis of Presentation

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

(2)  Summary of Significant Accounting Policies

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

Short-Term Investments (Held-to-maturity)

Short-term investments constitute all highly liquid investments with term to maturity from three months to twelve months. The carrying amount of short-term investments is equivalent to their fair value.

Concentration of Credit Risk and Other Risks and Uncertainties

Cash and cash equivalents and accounts receivable consists of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the consolidated balance sheets. The Company’s cash and cash equivalents are invested with one of Australia’s largest banks. The Company is exposed to credit risk in the event of default by the banks holding the cash or cash equivalents to the extent of the amount recorded on the consolidated balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company has not identified any collectability issues with respect to receivables.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

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

For cash flow hedges, other than those covered by the preceding statement, the associated cumulative gain or loss is removed from equity and recognized in the consolidated statements of comprehensive income in the same period or periods during which the hedged forecast transaction affects the consolidated statements of comprehensive income and on the same line item as that hedged forecast transaction. The ineffective part of any gain or loss is recognized immediately in the consolidated statements of comprehensive income.

When a hedging instrument expires or is sold, terminated or exercised, or the Company revokes designation of the hedge relationship but the hedged forecast transaction is still probable to occur, the cumulative gain or loss at that point remains in equity and is recognized in accordance with the above policy when the transaction occurs. If the hedged transaction is no longer expected to take place, then the cumulative unrealized gain or loss recognized in equity is recognized immediately in the consolidated statements of comprehensive income.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For years ended December 31, 2012, 2011 and 2010, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and estimated costs necessary to

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

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

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Raw materials	2,925,482	3,254,675	2,798,045
Work in progress	120,596	102,239	188,629
Finished goods	556,159	262,486	204,419

	3,602,237	3,619,400	3,191,093

Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on a review of individual accounts for collectibility, generally focusing on those accounts that are past due. The current year expense to adjust the allowance for doubtful accounts, if any, is recorded within general and administrative expenses in the consolidated statements of comprehensive income. Account balances are charged against the allowance when it is probable the receivable will not be recovered.

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Accounts receivable	2,282,888	4,889,783	3,588,798
Allowance for doubtful debts	0	0	0

	2,282,888	4,889,783	3,588,798

Property, Plant, and Equipment

Property, plant, and equipment are recorded at acquisition cost, less accumulated depreciation.

Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life of machinery and equipment is 3 to 10 years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred, include normal services, and do not include items of a capital nature.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

preclinical development, regulatory activities, research-related overhead expenses, costs associated with the manufacture of clinical trial material, costs associated with developing a commercial manufacturing process, costs for consultants and related contract research, facility costs and depreciation. Research and development costs are expensed as incurred.

Research and development expenses for years ended December 31, 2012, 2011 and 2010 are as follows:

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Research and development expenses	13,482,459	9,812,396	6,482,150

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

Our overall ARO changed as follows:

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Opening balance at January 1	2,166,691	1,998,060	1,842,547
Accretion expense	184,773	168,631	155,513

Ending balance at December 31	2,351,464	2,166,691	1,998,060

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

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

Australian Goods and Services Tax (GST)

Revenues, expenses and assets are recognized net of the amount of associated GST, unless the GST incurred is not recoverable from the taxation authority. In this case it is recognized as part of the cost of acquisition of the asset or as part of the expense. Receivables and payables are stated inclusive of the amount of GST receivable or payable. The net amount of GST recoverable from, or payable to, the taxation authority is included with other receivables or payables in the consolidated balance sheets.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

Revenue from services is recognized when a persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue recognition principles are assessed for each new contractual arrangement and the appropriate accounting is determined for each service.

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

Under ASC 605-25, the delivered item(s) are separate units of accounting, provided (i) the delivered item(s) have value to a customer on a stand-alone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Where the arrangement cannot be divided into separate units, the individual deliverables are combined as a single unit of accounting and the total arrangement consideration is recognized across other deliverables in the arrangement or over the estimated collaboration period. Payments under these arrangements typically include one or more of the following: non-refundable, upfront payments; funding of research and/or development efforts; and milestone payments.

We typically generate milestone payments from our customers pursuant to the various agreements we have with them. Non-refundable milestone payments which represent the achievement of a significant technical/regulatory hurdle in the research and development process pursuant to collaborative agreements, and are deemed to be substantive, are recognized as revenue upon the achievement of the specified milestone. If the non-refundable milestone payment is not substantive or stand-alone value, the non-refundable milestone payment is deferred and recognized as revenue either over the estimated performance period stipulated in the agreement or across other deliverables in the arrangement.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

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

In October 2011, the Company entered into a Statement of Work pursuant to the Development and Research agreement with LifeScan to provide services for a feasibility study for an innovative blood glucose product. The services relating to this agreement were completed towards the end of 2012.

Research and Development Agreement

On September 9, 2011 the Company entered into a new Collaboration Agreement with Siemens to develop coagulation related products for hospital point-of-care and ambulatory care coagulation markets. In addition to an up-front, non-refundable payment of A$2,961,245 (equivalent to US$3 million); the Company may receive up to six payments from Siemens upon the achievement of certain defined milestones. These six milestones relate to feasibility, regulatory submissions and the launch of the products to be developed. The Company has concluded that the up-front payment is not a separate unit of accounting and recorded the amount as deferred revenue to be recognized as revenue across other deliverables in the arrangement with Siemens based upon the Company’s best estimate of selling price. The deliverables related to each milestone are considered substantive and are not priced at a significant incremental discount to the other deliverables. As the achievement of the milestones is contingent upon a future event, the revenue for each deliverable will be recognized as the contingencies are met and the consideration becomes fixed and determinable.

Of the six milestones, the Company has delivered on two as of December 31, 2012:

•

In June 2012, the Company delivered on its first milestone by achieving proof of technical feasibility of a new test strip and received a payment of A$1,522,534 (equivalent to US$1.5 million) as consideration. A sum of A$2,175,048 (equivalent to US$2,142,857) has been recognized as revenue from services in June 2012 in this regards.

•

In July 2012, the Company delivered on its second milestone by achieving proof of technical feasibility of another new test strip and received a payment of A$1,438,711 (equivalent to US$1.5 million) as consideration. A sum of A$2,055,301 (equivalent to US$2,142,857) has been recognized as revenue from services in July 2012 in this regards.

Of the total amount of A$4,230,349 (equivalent to US$4,285,714) recognized as revenue, A$2,961,245 (equivalent to US$3.0 million) relates to the achievement of the two milestones whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones based upon their relative estimate of selling price.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

The consolidated financial statements are presented using a reporting currency of Australian dollars.

Transactions and balances

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of comprehensive income.

The Company has recorded foreign currency transaction losses of A$232,458, A$4,442 and A$512,474 in each of the years ended December 31, 2012, 2011 and 2010, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Our contingent liabilities as at December 31, 2012 are as follows:

•

we have a potential obligation to pay 50% of the patent fees paid by LifeScan on the licensed patents prior to the date of the first commercial sale of a non-glucose product and 50% of the patent fees incurred by LifeScan thereafter. In the event of the first commercial sale of a non-glucose product, the initial amount that could be paid by us to LifeScan is to be between US$1.3 million to US$1.6 million. We would have the right to make this payment either as a lump sum within 45 days of receipt of the supporting documentation from LifeScan or in equal monthly installment payments during the 24 months subsequent to the date of receipt of the supporting documentation. Currently the non-glucose products continue to be in the research and development phase.

•

during 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® VerioTM, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first year in which 1 billion strips are sold by LifeScan in each such year equal to 40% of the total manufacturing initiation payments made. The total amount of marketing support payments expected to be paid to LifeScan is approximately US$2 million. Based on the current volume of strips sold by LifeScan, the likelihood of paying this marketing support payment is remote.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

Patent and License Costs

Legal and maintenance fees incurred for patent application costs have been charged to expense and reported in research and development expense. Legal fees incurred for patents relating to commercialized products are capitalized and amortized over the life of the patents.

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

Leased Assets

All of the Company’s leases for the years ended December 31, 2012, 2011 and 2010 are considered operating leases. The costs of operating leases are charged to the statements of comprehensive income on a straight-line basis over the lease term.

Stock-based Compensation

We measure stock-based compensation at grant date, based on the estimated fair value of the award, and recognize the cost as an expense on a straight-line basis over the vesting period of the award. We estimate the fair value of stock options using the Trinomial Lattice model. We also grant our employees Restricted Stock Units (“RSUs”) and ZEPOs. RSUs are stock awards granted to employees that entitle the holder to shares of common stock as the award vests. ZEPOs are stock options granted to employees that entitle the holder to shares of common stock as the award vests. The value of RSUs and ZEPOs are determined and fixed on the grant date based on the Company’s stock price. See note 5 for further details.

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

Employee Benefit Costs

The Company contributes to standard defined contribution superannuation funds on behalf of all employees at nine percent of each such employee’s salary. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. The Company permits employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the statements of comprehensive income as they become payable.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

Total Comprehensive Income

The Company follows ASC 220 – Comprehensive Income. Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income and cumulative translation adjustments.

The tax effect allocated to each component of other comprehensive income is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amoount
	A$	A$	A$
2012
Unrealized loss on derivative instruments	0	0	0
Reclassification for gains realised in net income	83,339	0	83,339

Other comprehensive loss	83,339	0	83,339

2011
Unrealized gain on derivative instruments	83,339	0	83,339
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	83,339	0	83,339

2010
Unrealized loss on derivative instruments	0	0	0
Reclassification for gains realised in net income	47,412	0	47,412

Other comprehensive loss	47,412	0	47,412

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

(3)  Commitments and Contingent Liabilities

For details on our contingent liabilities, see Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

Operating Leases

UBS entered into a lease with respect to premises at 1 Corporate Avenue, Rowville Victoria which commenced on November 1, 2006 for an initial period of seven years and five months, with two options to renew the lease for successive five-year periods. The Company’s primary bank has issued a bank guarantee of A$250,000 in relation to a rental bond to secure the payments under the lease. This bank guarantee is secured by a security deposit held at the bank and has been recorded as “Other Assets” in consolidated balance sheets.

In accordance with the terms of the lease, the lessee has to restore part of the building upon vacating the premises.

The Company has also entered into a lease with respect to certain office equipment. The lease is for a period of 60 months which commenced in November 2012.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 are:

A$
2013	573,211
2014	151,592
2015	5,280
2016 and thereafter	9,680

Total minimum lease payments	739,763

Rent expense was A$594,118, A$576,301 and A$556,584 for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

Government research grants

On October 28, 2006, Universal Biosensors Pty Ltd was awarded a grant by the State of Victoria to support the establishment of a medical diagnostic manufacturing facility in Victoria, Australia for the manufacture of new technologies for disease monitoring and to increase support of local and export markets. These payments are subject to the achievement of milestones which include capital expenditure by Universal Biosensors Pty Ltd of predetermined minimum amounts. The State of Victoria may require Universal Biosensors Pty Ltd to refund any amounts paid under the grant together with interest should Universal Biosensors Pty Ltd commit a breach of its obligations under the grant agreement. The State of Victoria may also withhold, suspend, cancel or terminate any payment or payments upon a failure to comply with obligations or if Universal Biosensors Pty Ltd chooses not to proceed with these initiatives or it becomes insolvent. The total amount received under the Victorian State Government Grant during 2012 was A$0 (2011: A$55,346, 2010: A$39,875). This grant has been recognized against the acquisition cost of the related plant and equipment.

On October 1, 2010, Universal Biosensors Pty Ltd was awarded a grant of A$250,000 by the State of Victoria to assist in the upgrade of the current manufacturing facility to ultimately support the production of strips for a new point of care test. These payments are subject to the achievement of milestones which include capital expenditure by Universal Biosensors Pty Ltd of predetermined minimum amounts. The State of Victoria may require Universal Biosensors Pty Ltd to refund any amounts paid under the grant together with interest should Universal Biosensors Pty Ltd fail to complete the upgrade within a stipulated timeframe or fails to fulfill its commitments towards the upgrade. The State of Victoria may also withhold, suspend, cancel or terminate any payment or payments upon a failure to comply with obligations or if Universal Biosensors Pty Ltd chooses not to proceed with these initiatives or it becomes insolvent. The total amount received under the Victorian State Government Grant during 2012 was A$75,000 (2011: A$175,000, 2010: Nil). This grant has been recognized against the acquisition cost of the related plant and equipment.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

Guarantees

There are cross guarantees given by Universal Biosensors, Inc. and Universal Biosensors Pty Ltd as described in note 15. No deficiencies of assets exist in any of these companies. No liability was recognized by the parent entity or the consolidated entity in relation to this guarantee, as the fair value of the guarantees is immaterial.

(4)  Income Taxes

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

A reconciliation of the (benefit)/provision for income taxes with the amount computed by applying the Australian statutory company tax rate of 30% to the profit/(loss) before income taxes is as follows:

	Years ended December 31,
	2012		2011		2010
	A$	%	A$	%	A$	%
Profit/(loss) before income taxes	(9,131,222)		(14,692,117)		(6,610,525)
Computed by applying income tax rate of home jurisdiction	(2,739,367)	30	(4,407,635)	30	(1,983,157)	30
Research & development incentive	(1,268,040)	14	(635,470)	4	(421,341)	6
Disallowed expenses/(income):
Share based payment	279,278	(3)	676,753	(4)	503,100	(7)
Other	8,425	0	8,849	0	4,730	0
Change in valuation allowance	3,719,704	(41)	4,357,503	(30)	1,896,668	(29)

Income tax expense/(benefit)	0	0	0	0	0	0

Significant component of the Company’s deferred tax assets are shown below:

	As of December 31,
	2012 A$	2011 A$
Deferred tax assets:
Operating loss carry forwards	19,422,875	16,794,322
Unamortized capital raising cost	40,394	1,000
Depreciation and amortization	617,643	(378,385)
Asset retirement obligations	705,439	650,007
Employee entitlements	362,699	301,860
Other	888,960	987,644

Total deferred tax assets	22,038,010	18,356,448
Valuation allowance for deferred tax assets	(22,038,010)	(18,356,448)

Net deferred tax asset	0	0

Significant components of deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance has been established, as realization of such assets is not more likely than not.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

At December 31, 2012 the Company has A$64,742,918 (A$51,515,176 at December 31, 2011) of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances.

(5)  Employee Incentive Schemes

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

An option holder is not permitted to participate in a bonus issue or new issue of securities in respect of an option held prior to the issue of shares to the option holder pursuant to the exercise of an option. If Universal Biosensors changes the number of issued shares through or as a result of any consolidation, subdivision, or similar reconstruction of the issued capital of the Company, the total number of options and the exercise price of the options (as applicable) will likewise be adjusted. Options granted in 2010, 2011 and 2012 were 914,500, 3,555,500 and 769,500, respectively.

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Nov-12	Nov-12	Sep-12	Mar-12	Nov-11	Nov-11	Sep-11	Mar-11	Feb-11	Nov-10	Nov-10	Feb-10
Exercise Price (A$)	Nil	1.09	0.73	0.75	Nil	0.89	1.00	1.37	1.38	Nil	1.58	1.6
Share Price at Grant Date (A$)	1.09	1.09	0.73	0.75	0.89	0.89	1.00	1.37	1.38	1.58	1.58	1.6
Volatility	66%	66%	67%	67%	68%	68%	69%	70%	71%	72%	72%	77%
Expected Life (years)	7	7	7	7	7	7	7	7	7	7	7	7
Risk Free Interest Rate	2.82%	2.82%	3.00%	3.78%	3.72%	3.72%	3.89%	5.36%	5.45%	5.27%	5.27%	5.34%
Fair Value of Option (A$)	1.09	0.63	0.42	0.44	0.89	0.52	0.59	0.83	0.83	1.58	0.96	0.99

Each of the inputs to the Trinomial Lattice model is discussed below.

Share Price and Exercise Price at Valuation Date

With the exception of ZEPOs, the value of all other options granted since 2010 has been determined using the closing price of our common stock trading in the form of CDIs on ASX at the time of grant of the options. ZEPOs have been valued at nil. The ASX is the only exchange upon which our securities are quoted.

Volatility

We applied volatility having regard to the historical price change of our shares in the form of CDIs available from the ASX.

Time to Expiry

All options granted under our share option plan have a maximum 10 year term and are non-transferable.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

Risk free rate

The risk free rate which we applied is equivalent to the yield on an Australian government bond with a time to expiry approximately equal to the expected time to expiry on the options being valued.

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price
		A$
Balance at December 31, 2011	11,417,536	1.02

Granted	769,500	0.79
Exercised	(115,240)	0.25
Lapsed	(353,332)	1.16

Balance at December 31, 2012	11,718,464	1.01

At December 31, 2012, the number of options exercisable was 9,264,906 (2011: 8,011,691 and 2010: 5,908,214). At December 31, 2012, total stock compensation expense recognized in income statement was A$930,924 (2011: A$2,255,842 and 2010: A$1,677,003).

The following table represents information relating to stock options outstanding under the plans as of December 31, 2012:

	Options Outstanding		Options Exercisable Shares
Exercise Price	Shares	Weighted average remaining life in years
A$
$0.30	1,460,777	1	1,460,777
$0.35	436,851	3	436,851
$1.18	605,000	4	605,000
$1.20	565,000	5	565,000
$1.13	0	0	0
$0.89	799,000	5	799,000
$0.70	198,000	6	198,000
$0.50	48,000	6	48,000
$0.00	50,001	6	50,001
$0.94	1,094,334	6	1,094,334
$0.00	388,334	6	234,998
$1.72	1,485,000	7	1,485,000
$1.60	50,000	4	50,000
$1.58	351,000	5	233,974
$0.00	91,667	5	58,332
$1.37	355,000	5	236,660
$1.38	2,300,000	5	1,433,332
$1.00	86,000	6	28,666
$0.89	485,000	6	161,652
$0.00	100,000	6	33,332
$0.75	156,000	6	51,997
$0.73	106,000	7	0
$1.09	382,500	7	0
$0.00	125,000	7	0

	11,718,464		9,264,906

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

The table below sets forth the number of employee stock options exercised and the number of shares issued in the period from December 31, 2010. We issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Weighted Average Exercise Price A$	Proceeds Received A$
2010	1,667,581	0.49	715,296
2011	181,999	0.46	79,504
2012	115,240	0.25	24,086

As of December 31, 2012, there was A$972,219 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2013	709,092
2014	218,462
2015	44,665

972,219

The aggregate intrinsic value for all options outstanding as at December 31, 2012 was zero.

(b)  Restricted Share Plan

Our Employee Share Plan was adopted by the Board of Directors in 2009. The Employee Share Plan permits our Board to grant shares of our common stock to our employees and directors (although our Board has determined not to issue equity to non-executive directors). The number of shares able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. All our employees are eligible for shares under the Employee Share Plan. The Company currently proposes to continue to issue A$1,000 worth of restricted shares of common stock to employees of the Company on a recurring basis, but no more frequently than annually. The restricted shares have the same terms of issue as our existing shares of common stock but are not able to be traded until the earlier of three years from the date on which the shares are issued or the date the relevant employee ceases to be an employee of the Company or any of its associated group of companies.

The table below sets forth the restricted shares issued by the Company since 2010:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued

May, 2010	581	A$	999

November, 2010	47,400	A$	74,892

November, 2011	86,471	A$	76,959

November, 2012	77,945	A$	84,960

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price
		A$
Balance at December 31, 2011	157,763	1.23

Granted	77,945	1.09
Release of restricted shares	(39,619)	1.59

Balance at December 31, 2012	196,089	1.10

(6)  Related Party Transactions

Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, are set out below:

In September 2011, we entered into a license agreement with SpeeDx Pty Ltd (“SpeeDx”) pursuant to which SpeeDx granted us a license in the field of molecular diagnostics. Under the agreement we make milestone payments totaling A$500,000 if certain specified targets are achieved and payments ranging from 5% to 15% of our sales and licensing revenues to SpeeDx. Messrs Denver and Jane are directors of the Company and SpeeDx Pty Ltd. PFM Cornerstone Limited, which holds approximately 7% of our shares and of which Messrs Denver and Hanley and Dr Adam are directors, holds approximately 34% of the issued shares in SpeeDx. Talu Ventures Pty Ltd, of which Mr. Jane is a director, is the fund manager for a fund which holds approximately 34% of the issued shares in SpeeDx.

Johnson and Johnson Development Corporation (a venture capital wholly owned subsidiary of Johnson & Johnson) beneficially held 14,915,400 shares in the Company as at December 31, 2011 which represented approximately 9.4% of the Company’s shares then. By way of statement on Schedule 13G dated February 7, 2013, Johnson and Johnson Development Corporation advised that they no longer owned any shares in the Company. As a result of this, they are no longer a related party as of September 30, 2012. We have however disclosed the full year transactions with LifeScan as per below to be consistent with prior year disclosure.

	As of December, 31
	2012	2011	2010
	A$	A$	A$

Current Receivables — Owing by LifeScan
Sale of goods	666,390	1,999,764
Sale of services	1,616,498	2,890,019

	2,282,888	4,889,783

Current Liabilities — Owing to LifeScan
Purchase of goods	122,267	786,708

Revenue from LifeScan
Revenue from products	19,368,745	12,063,582	11,760,009
Revenue from services	5,321,734	2,632,870	6,420,027

	24,690,479	14,696,452	18,180,036

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

Dr. Wilson is the spouse of Mr. Steven Wilson who is a substantial stockholder and officer of the parent company of Wilson HTM Corporate Finance Limited (“Wilson HTM”). On November 26, 2012, we placed 13,334,000 shares of common stock at A$0.90 per share, and raised an aggregate total of A$12,000,600 (before expenses of the offer) (“Placement”). Wilson HTM acted as Lead Manager and Bookrunner for the Placement. Veritas Securities Limited acted as Co-manager to the Placement. We paid Wilson HTM a management fee of A$180,009 and a selling fee of A$360,018 in connection with the Placement. In addition, we reimbursed Wilson HTM for certain of their outgoing costs and expenses incurred in connection with the Placement. We raised A$11,460,573 net of management and selling fees paid to the Wilson HTM in the Placement.

On December 17, 2012 we completed a share purchase plan (“Share Purchase Plan”) offer to holders of our securities with a registered address in Australia or New Zealand and raised an aggregate total of A$1,163,442 (before expenses of the offer) by issuing 1,292,713 shares of common stock. Wilson HTM acted as Lead Manager for the Share Purchase Plan. We paid Wilson HTM a fee of A$17,452 in connection with managing the Share Purchase Plan. We raised A$1,145,990 net of fees paid to the Lead Manager in our Share Purchase Plan.

(7)  Financial Instruments

Financial Assets

	Years Ended December 31,
	2012	2011	2010
	A$	A$	A$
Financial assets:
Cash and cash equivalents	23,649,417	15,089,209	23,271,766
Accounts receivable	2,282,888	4,889,783	3,588,798
Financial instruments	0	83,339	0

Total financial assets	25,932,305	20,062,331	26,860,564

Debt:
Total debt	0	0	0

Net financial assets	25,932,305	20,062,331	26,860,564

The carrying value of the cash and cash equivalents and the accounts receivable approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized in 2012, 2011 and 2010.

Derivative Instruments and Hedging Activities

We had no outstanding contracts as at December 31, 2012 and 2010, respectively. We had contracts with a notional amount of US$4.0 million outstanding as at December 31, 2011. The fair value of these contracts at December 31, 2012 and 2010 were nil and an asset of A$83,339 at December 31, 2011 recorded as ‘Financial Instruments’ in the consolidated balance sheets. During the years ended December 31, 2012 and 2010, we recognized gains of nil and gains of A$83,339 recorded in earnings for the year ended December 31, 2011. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the years ended December 31, 2012, 2011 and 2010. For further details, see Notes to Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

(8)  Property, Plant and Equipment

	As of December, 31
	2012	2011
	A$	A$
Plant and equipment	19,369,533	18,893,890
Leasehold improvements	8,789,005	8,722,639
Capital work in process	5,534,498	5,534,498

	33,693,036	33,151,027
Accumulated depreciation	(15,426,916)	(12,855,847)

Property, plant & equipment, net	18,266,120	20,295,180

Capital work in process relates to assets under construction and comprises primarily specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represent the percentage of expenditure that has been completed, and once the assets are placed into service, the Company begins depreciating the respective assets. The accumulated amortisation of capitalised leasehold improvements for the fiscal years ended December 31, 2012, 2011 and 2010 was A$6,001,351, A$5,376,432 and A$4,090,724, respectively.

The Company receives Victorian government grants under certain research agreements to purchase plant and equipment. Plant and equipment is presented net of the government grant of A$755,221 for the year ended December 31, 2012 (2011: A$680,221). The grants are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grants received in advance of the relevant expenditure are treated as deferred income and included in Current Liabilities on the consolidated balance sheets as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under research agreements are recorded as Currents Assets on the consolidated balance sheets.

Depreciation expense was A$2,637,141, A$3,298,541 and A$2,990,858 for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

(9)  Accrued Expenses

Accrued expenses consist of the following:

	As of December, 31
	2012	2011
	A$	A$
Legal, tax and accounting fees	341,681	511,121
Salary and related costs	921,186	706,053
Research and development materials	598,701	35,050
Production materials	26,301	786,708
Other	72,000	22,596

	1,959,869	2,061,528

(10)  Stockholders’ Equity — Common Stock

Holders of common stock are generally entitled to one vote per share held on all matters submitted to a vote of the holders of common stock. At any meeting of the shareholders, the presence, in person or by proxy, of the

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

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

(11)  Retirement Benefits

Universal Biosensors Pty Ltd contributes to standard defined contributions superannuation funds on behalf of all employees at an amount up to nine per cent of employee salary. The Company permits employees to choose the superannuation fund into which the contributions are paid, provided the fund is appropriately registered.

Universal Biosensors Pty Ltd contributed A$879,552, A$806,158 and A$714,123 for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

(12)  Net Loss per Share

Basic net loss per ordinary share was computed by dividing the net loss applicable to common stock by the weighted-average number of common stock outstanding during the period. Options granted to employees under the Universal Biosensors Employee Option Plan are considered to be potential ordinary shares for the purpose of calculating diluted net loss per share. However, all these were not included in the calculation of diluted net loss per share in the year when the Group made a net loss as the effect of including them is anti-dilutive.

	Years Ended December 31,
	2012	2011	2010
Weighted average shares used as denominator in calculating:
Basic & diluted net loss per share	160,417,411	159,017,777	157,584,044

(13)  Guarantees and Indemnifications

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

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

The Company maintains directors’ and officers’ liability insurance providing for the indemnification of our directors and certain of our officers against certain liabilities incurred as a director or officer, including costs and expenses associated in defending legal proceedings. In accordance with the terms of the insurance policy and commercial practice, the amount of the premium is not disclosed.

No liability has arisen under these indemnities as at December 31, 2012.

(14)  Segments

The Company operates in one segment. The principal activities of the Company are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work.

The Company operates predominantly in one geographical area, being Australia.

The Company’s total income has been derived from the following countries:

		Years ended December 31,
		2012	2011	2010
		A$	A$	A$
Home country - Australia		437,171	683,323	1,192,889
Foreign countries	- Scotland	22,454,227	14,143,270	12,634,464
	- U.S.A.	4,955,965	8,919	0
	- Switzerland	2,236,251	544,263	5,545,572

Total - foreign countries		29,646,443	14,696,452	18,180,036

Total income		30,083,614	15,379,775	19,372,925

The Company’s material long-lived assets are all based in Australia.

We derive significant revenues from LifeScan. Revenues from LifeScan were 82%, 96% and 94% of the Company’s consolidated revenues for 2012, 2011 and 2010, respectively. We started generating revenues from Siemens during 2012 and 16% of our total income in fiscal year 2012 was derived from our arrangement with Siemens.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2010, 2011 and 2012)

(15)  Deed of Cross Guarantee

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

(16)  Borrowings

In January 2012, UBS entered into an arrangement with BMW Australia Finance Pty Ltd to fund the Group’s insurance premium. The total amount financed was A$921,725 at inception. Interest was charged at a fixed rate of 3.2% per annum and the short-term borrowing was fully repaid by November 2012. The short-term borrowing was secured by the insurance premium refund.

Universal Biosensors, Inc.

Schedule ii — Valuation and Qualifying Accounts

(for the years ended December 31, 2010, 2011 and 2012)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at end of Period
	A$	A$	A$	A$	A$

Year ended December 31, 2010
Deferred income tax valuation allowance	11,699,811	1,896,668	372,305	0	13,968,784

Year ended December 31, 2011
Deferred income tax valuation allowance	13,968,784	4,357,503	30,161	0	18,356,448

Year ended December 31, 2012
Deferred income tax valuation allowance	18,356,448	3,719,704	(38,142)	0	22,038,010