Form 10-Q
period 2013-03-31
UNIVERSAL BIOSENSORS INC
filed 2013-05-01
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 173,959,863 shares of Common Stock, U.S.$0.0001 par value, outstanding as of May 1, 2013.

UNIVERSAL BIOSENSORS, INC.

Unless otherwise noted, references on this Form 10-Q to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd.

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2013	December 31, 2012
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	20,228,545	23,649,417
Inventories, net	3,529,394	3,602,237
Accounts receivable	3,109,905	2,282,888
Prepayments	628,137	159,994
Financial instruments	12,527	0
Other current assets	701,303	786,194

Total current assets	28,209,811	30,480,730
Non-current assets:
Property, plant and equipment	33,744,830	33,693,036
Less accumulated depreciation	(16,060,231)	(15,426,916)

Property, plant and equipment - net	17,684,599	18,266,120

Other non-current assets	320,000	320,000

Total non-current assets	18,004,599	18,586,120

Total assets	46,214,410	49,066,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	2,538,582	2,516,303
Accrued expenses	2,833,655	1,959,869
Deferred revenue	829,038	829,038
Borrowings	575,603	0
Employee entitlements provision	1,072,876	1,006,806

Total current liabilities	7,849,754	6,312,016
Non-current liabilities:
Asset retirement obligations	2,401,080	2,351,464
Employee entitlements provision	226,088	202,192
Deferred revenue	829,039	829,039

Total non-current liabilities	3,456,207	3,382,695

Total liabilities	11,305,961	9,694,711

Commitments and contingencies (Note 3)	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2013 (2012: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 173,959,863 shares in 2013 (2012: 173,959,863)	17,396	17,396
Additional paid-in capital	93,176,059	93,009,607
Accumulated deficit	(53,356,552)	(44,225,330)
Current year loss	(4,642,669)	(9,131,222)
Accumulated other comprehensive income	(285,785)	(298,312)

Total stockholders’ equity	34,908,449	39,372,139

Total liabilities and stockholders’ equity	46,214,410	49,066,850

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2013	2012
	A$	A$
Revenue
Revenue from products	3,745,818	4,724,221
Revenue from services	1,063,156	1,677,510

Total revenue	4,808,974	6,401,731
Operating costs & expenses
Cost of goods sold	3,713,714	4,868,577
Cost of services	77,625	225,802
Research and development	4,457,929	2,264,898
General and administrative	1,307,665	1,484,876

Total operating costs & expenses	9,556,933	8,844,153

Loss from operations	(4,747,959)	(2,442,422)
Other income/(expense)
Interest income	157,302	124,168
Interest expense	(5,660)	(9,754)
Other	(46,352)	(74,167)

Total other income	105,290	40,247
Net loss before tax	(4,642,669)	(2,402,175)
Income tax benefit/(expense)	0	0

Net loss	(4,642,669)	(2,402,175)

Earnings per share
Basic and diluted net loss per share	(0.03)	(0.02)

Other comprehensive loss, net of tax:
Unrealized gain/(loss) on derivative instruments	12,527	(35,001)
Reclassification for (loss)/gains realized in net income	0	(83,339)

Other comprehensive gain/(loss)	12,527	(118,340)

Comprehensive loss	(4,630,142)	(2,520,515)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

	Ordinary shares		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Income	Equity
		A$	A$	A$	A$	A$

Balances at January 1, 2012	159,139,965	15,914	79,446,995	(44,225,330)	(214,973)	35,022,606
Net loss	0	0	0	(2,402,175)	0	(2,402,175)
Other comprehensive loss	0	0	0	0	(118,340)	(118,340)
Exercise of stock options issued to employees	6,248	1	1,517	0	0	1,518
Stock option expense	0	0	194,791	0	0	194,791

Balances at March 31, 2012	159,146,213	15,915	79,643,303	(46,627,505)	(333,313)	32,698,400

Balances at January 1, 2013	173,959,863	17,396	93,009,607	(53,356,552)	(298,312)	39,372,139
Net loss	0	0	0	(4,642,669)	0	(4,642,669)
Other comprehensive gain	0	0	0		12,527	12,527
Exercise of stock options issued to employees	0	0	0	0	0	0
Stock option expense	0	0	166,452	0	0	166,452

Balances at March 31, 2013	173,959,863	17,396	93,176,059	(57,999,221)	(285,785)	34,908,449

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
	A$	A$

Cash flows from operating activities:
Net loss	(4,642,669)	(2,402,175)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and impairment of plant & equipment	633,315	673,773
Share based payments expense	166,452	194,791
Loss on fixed assets disposal	0	3,609
Change in assets and liabilities:
Inventory	72,843	1,212,488
Accounts receivables	(827,017)	1,390,800
Prepaid expenses and other current assets	(395,779)	(1,016,448)
Deferred revenue	0	(798,349)
Employee entitlements	89,966	98,782
Accounts payable and accrued expenses	957,304	714,889

Net cash provided by/(used in) operating activities	(3,945,585)	72,160

Cash flows from investing activities:
Purchases of property, plant and equipment	(50,890)	(86,689)

Net cash used in investing activities	(50,890)	(86,689)

Cash flows from financing activities:
Proceeds from borrowings	767,471	921,725
Repayment of borrowings	(191,868)	(307,242)
Proceeds from stock options exercised	0	1,518

Net cash provided by financing activities	575,603	616,001

Net increase/(decrease) in cash and cash equivalents	(3,420,872)	601,472
Cash and cash equivalent at beginning of period	23,649,417	15,089,209

Cash and cash equivalents at end of period	20,228,545	15,690,681

See accompanying notes to the financial statement

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Organization of the Company

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use.

We were incorporated in the State of Delaware on September 14, 2001 and our shares of common stock in the form of CHESS Depositary Interests have been quoted on the Australian Securities Exchange (“ASX”) since December 13, 2006. Our securities are not currently traded on any other public market. Our wholly owned subsidiary and primary operating vehicle, Universal Biosensors Pty Ltd (“UBS”) was incorporated as a proprietary limited company in Australia on September 21, 2001. UBS conducts our research, development and manufacturing activities in Melbourne, Australia.

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS by LifeScan, Inc. (“LifeScan”) and other third party licensees. Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International, both affiliates of Johnson and Johnson.

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•

Blood glucose – UBS provides services and acts as a non-exclusive manufacturer of test strips for LifeScan’s “OneTouch® Verio®” blood glucose testing product, pursuant to a Master Services and Supply Agreement with LifeScan (“Master Services and Supply Agreement”). LifeScan continues its global rollout of the OneTouch® Verio® product which is now available in countries that represent over 85% of the world self-monitoring blood glucose market including North America, major European markets, Japan and Australia. We also undertake research and development work for LifeScan pursuant to a development and research agreement (“Development and Research Agreement”).

•

Coagulation testing market – UBS is working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market pursuant to a collaboration agreement (“Collaboration Agreement”), and will manufacture test strips for these products under a supply agreement with Siemens. We are seeking other partners and distributors for those parts of the point-of-care coagulation market not addressed by the Siemens collaboration.

•

Other electrochemical-cell based tests – We are working on broadening the application of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements or strategic alliances with respect to any tests arising from this work.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2012, included in the Form 10-K of Universal Biosensors, Inc.

The year-end consolidated condensed balance sheets data as at December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

Basis of Presentation

All amounts within these consolidated financial statements are expressed in Australian dollars (“AUD” or “A$”) unless otherwise stated.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At March 31, 2013 and year ended December 31, 2012, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Three Months Ended March 31,	Year Ended December 31,
	2013	2012
	A$	A$
Raw materials	3,106,150	2,925,482
Work in progress	112,412	120,596
Finished goods	310,832	556,159

	3,529,394	3,602,237

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

	Three Months Ended March 31,	Year Ended December 31,
	2013	2012
	A$	A$
Accounts receivable	3,109,905	2,282,888
Allowance for doubtful debts	0	0

	3,109,905	2,282,888

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Research and development expenses for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	A$	A$
Research and development expenses	4,457,929	2,264,898

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

We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to and including the 2011 financial year have been filed. Internationally, consolidated income tax returns up to and including the 2011 financial year have been filed.

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

Our overall ARO changed as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2013	2012
	A$	A$
Opening balance	2,351,464	2,166,691
Accretion expense	49,616	184,773

Ending balance	2,401,080	2,351,464

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

Of the six milestones, the Company has delivered on two as of March 31, 2013:

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

There were no revenues recognized for the three months ended March 31, 2013 and March 31, 2012 relating to the deliverable of the milestones pursuant to the Collaboration Agreement. Of the total amount of A$4,230,349 (equivalent to US$4,285,714) recognized as revenue for the 2012 financial year, A$2,961,245 (equivalent to US$3.0 million) relates to the achievement of the two milestones whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones based upon their relative estimate of selling price.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The Company has recorded foreign currency transaction losses of A$46,352 and A$96,973 for the three month period ended March 31, 2013 and 2012, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Our contingent liabilities as at March 31, 2013 are as follows:

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

•

during 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first year in which 1 billion strips are sold by LifeScan in each such year equal to 40% of the total manufacturing initiation payments made. The total amount of marketing support payments expected to be paid to LifeScan is approximately US$2 million. Based on the current volume of strips sold by LifeScan and that we have no visibility of future sales by LifeScan, it is uncertain whether we would be required to pay this marketing support payment.

•

we have engaged Planet Innovation Pty Ltd (“Planet Innovation”) to assist us with design and engineering for future analyzers. As part of the agreement, Planet Innovation will be paid a success payment upon the formal acceptance of the analyzer for commercial manufacture and a further success payment on launch sign-off for the first commercial sale of the analyzer. All the analyzers Planet Innovation is currently working on are in the research and development phases and therefore at this stage their commercial manufacture and sale and the amount of any future success payment cannot be reliably estimated.

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

Leased Assets

All of the Company’s leases for the periods ending March 31, 2013 and December 31, 2012 are considered operating leases. The costs of operating leases are charged to the statement of comprehensive income on a straight-line basis over the lease term.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant
	Mar-13	Nov-12	Nov-12	Sep-12	Mar-12
Exercise Price (A$)	0.79	Nil	1.09	0.73	0.75
Share Price at Grant Date (A$)	0.79	1.09	1.09	0.73	0.75
Volatility	65%	66%	66%	67%	67%
Expected Life (years)	7	7	7	7	7
Risk Free Interest Rate	3.37%	2.82%	2.82%	3.00%	3.78%
Fair Value of Option (A$)	0.45	1.09	0.63	0.42	0.44

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2012	11,718,464	1.01

Granted	24,000	0.79
Exercised	0	0
Lapsed	(26,002)	0.89

Balance at March 31, 2013	11,716,462	1.01

The number of options exercisable as at March 31, 2013 and March 31, 2012 was 9,264,906 and 7,854,111, respectively. The total stock compensation expense recognized in income statement as at March 31, 2013 and March 31, 2012 was A$166,452 and A$194,791, respectively.

As of March 31, 2013, there was A$756,296 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2013	506,714
2014	203,969
2015	45,613

756,296

The aggregate intrinsic value for all options outstanding as at March 31, 2013 and March 31, 2012 was zero.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The table below sets forth the RSUs issued by the Company since January 1, 2012:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued

November, 2012	77,945	A$	84,960

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2012	196,089	1.10
Release of restricted shares	(2,672)	1.12

Balance at March 31, 2013	193,417	1.10

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

Borrowings

In February 2013, UBS entered into an arrangement with Lumley Finance Ltd to fund the Group’s insurance premium. The total amount financed is A$767,471 at inception. Interest is charged at a fixed rate of 2.95% per annum and the short-term borrowing is repayable over a 12 month period. The short-term borrowing is secured by the insurance premium refund. The carrying value for borrowings approximates fair value because of the short maturity of the loan.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The tax effects allocated to each component of other comprehensive income is as follows:

	Before-Tax	Tax (Expense)/	Net-of-Tax
	Amount	Benefit	Amount
	A$	A$	A$
Three months ended March 31, 2013
Unrealized gain on derivative instruments	12,527	0	12,527
Reclassification for gains realized in net income	0	0	0

Other comprehensive gain	12,527	0	12,527

Three months ended March 31, 2012
Unrealized loss on derivative instruments	35,001	0	35,001
Reclassification for gains realized in net income	83,339	0	83,339

Other comprehensive loss	118,340	0	118,340

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 which amended the disclosure requirements regarding offsetting assets and liabilities of derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The enhanced disclosures will require entities to provide both net and gross information for these assets and liabilities. The amendment is effective for fiscal years beginning on or after January 1, 2013. The adoption of this guidance has not had a material impact on the company’s financial statements.

In July 2012, the FASB issued ASU 2012-02 which intends to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance has not had a material impact on the company’s financial results.

On January 31, 2013, the FASB issued ASU 2013-01, which clarifies the scope of the offsetting disclosure requirements in ASU 2011-11. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those years. The adoption of this guidance has not had a material impact on the company’s financial statements.

On March 4, 2013, the FASB issued ASU 2013-05, which indicates that the entire amount of a cumulative translation adjustment (CTA) related to an entity’s investment in a foreign entity should be released when there has been a:

•	Sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity.

•	Loss of a controlling financial interest in an investment in a foreign.

•	Step acquisition for a foreign entity.

ASU 2013-05 is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the company’s financial statements.

On February 5, 2013, the FASB issued ASU 2013-02, which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (AOCI):

•	Changes in AOCI balances by component.

•	Significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance has not had a material impact on the company’s financial statements.

Related Party Transactions

Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, are set out below:

In September 2011, we entered into a license agreement with SpeeDx Pty Ltd (“SpeeDx”) pursuant to which SpeeDx granted us a license in the field of molecular diagnostics. Under the agreement we make milestone payments totaling A$500,000 if certain specified targets are achieved and payments ranging from 5% to 15% of our sales and licensing revenues to SpeeDx. Messrs Denver and Jane are directors of the Company and SpeeDx Pty Ltd. PFM Cornerstone Limited, which holds approximately 7% of our shares and of which Messrs Denver and Hanley and Dr. Adam are directors, holds approximately 33% of the issued shares in SpeeDx. Talu Ventures Pty Ltd, of which Mr. Jane is a director, is a fund manager for a fund which holds approximately 33% of the issued shares in SpeeDx.

By way of statement on Schedule 13G dated February 7, 2013, Johnson and Johnson Development Corporation (a venture capital wholly owned subsidiary of Johnson & Johnson) reported that it no longer owned any shares in the Company. As a result of this, it is no longer a related party as of September 30, 2012.

Dr. Wilson is the spouse of Mr. Steven Wilson who is a substantial stockholder and officer of the parent company of Wilson HTM Corporate Finance Limited (“Wilson HTM”). On November 26, 2012, we placed 13,334,000 shares of common stock at A$0.90 per share, and raised an aggregate total of A$12,000,600 (before expenses of the offer) (“Placement”). Wilson HTM acted as Lead Manager and Bookrunner for the Placement. Veritas Securities Limited acted as Co-manager to the Placement. We paid Wilson HTM a management fee of A$180,009 and a selling fee of A$360,018 in connection with the Placement. In addition, we reimbursed Wilson HTM for certain of their outgoing costs and expenses incurred in connection with the Placement. We raised A$11,460,573 net of management and selling fees paid to Wilson HTM in the Placement.

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

We were incorporated in the State of Delaware on September 14, 2001 and our shares of common stock in the form of CHESS Depositary Interests have been quoted on the ASX since December 13, 2006. Our securities are not currently traded on any other public market. Our wholly owned subsidiary and primary operating vehicle, Universal Biosensors Pty Ltd was incorporated as a proprietary limited company in Australia on September 21, 2001. UBS conducts our research, development and manufacturing activities in Melbourne, Australia.

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•

Blood glucose – UBS provides services and acts as a non-exclusive manufacturer of test strips for LifeScan’s “OneTouch® Verio®” blood glucose testing product, pursuant to a Master Services and Supply Agreement with LifeScan (“Master Services and Supply Agreement”). LifeScan continues its global rollout of the OneTouch® Verio® product which is now available in countries that represent over 85% of the world self-monitoring blood glucose market including North America, major European markets, Japan and Australia. We also undertake research and development work for LifeScan pursuant to a development and research agreement (“Development and Research Agreement”).

•

Coagulation testing market – UBS is working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market pursuant to a collaboration agreement (“Collaboration Agreement”), and will manufacture test strips for these products under a supply agreement with Siemens. We are seeking other partners and distributors for those parts of the point-of-care coagulation market not addressed by the Siemens collaboration.

•

Other electrochemical-cell based tests – We are working on broadening the application of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements or strategic alliances with respect to any tests arising from this work.

Universal Biosensors, Inc.

Results of Operations

Revenue from Products

OneTouch® Verio® was first launched in the Netherlands in January 2010 and is now available in countries that represent over 85% of the world self-monitoring blood glucose market. The manufacturing results of the blood glucose test strips during the respective periods are as follows:

	Three Months Ended March 31,
	2013	2012
	A$	A$

Revenue from products	3,745,818	4,724,221
Cost of goods sold	(3,713,714)	(4,868,577)

	32,104	(144,356)

Pursuant to the agreement we have with LifeScan, one of two pricing methodologies will apply depending on whether we received purchase orders above or below a specified quantity of blood glucose test strips in a quarter. If purchase orders for less than the specified quantity of test strips are received within a quarter, we are considered to be in the “interim costing period”. In the interim costing period, the Company is not expected to generate any profit from the manufacture of test strips, but is expected to recover most of its glucose manufacturing costs. If purchase orders increase beyond the specified quantity of blood glucose test strips per quarter, the interim costing period will cease to apply and a different pricing methodology will apply, at which time we expect our blood glucose manufacturing operations to be profitable. Revenue from product sales may vary every quarter and is dependent on LifeScan’s requirements. We act as a non-exclusive manufacturer of the blood glucose test strips we developed with LifeScan. In the future LifeScan may manufacture all or a large proportion of its own requirements.

We operated outside the interim costing period during the three months ended March 31, 2013 and 2012. Whilst revenue from product sales decreased by 21% during the three months ended March 31, 2013 compared to the same period in the previous financial year, the corresponding production margins improved as a result of better yield, resulting in a profit. The lower product sales represent a lower number of strips ordered from us by LifeScan as a larger proportion of worldwide demand is being sourced from LifeScan’s own facility.

Revenue from Services

We provide various services to our customers and partners. The revenue from services is grouped into the following categories:

•

Product enhancement – a quarterly service fee based on the number of strips sold by our customers and partners is payable to us as an ongoing reward for our services and efforts to enhance the product;

•	Contract research and development – we undertake contract research and development on behalf of our customers’ and partners’;

•	Other services – ad-hoc services provided on an agreed basis based on our customers’ and partners’ requirements.

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended March 31,
	2013	2012
	A$	A$
Revenue from services	1,063,156	1,677,510
Cost of services	(77,625)	(225,802)

	985,531	1,451,708

Quarterly service fees and contract research and development fees makes up the major portion of revenue from services.

The quarterly service fee for the respective periods is as follows:

	Three Months Ended March 31,
	2013	2012
	A$	A$
Service fees	840,116	661,006

Quarterly service fee – The quarterly service fee increased by 27% during the three months ended March 31, 2013 compared to the same period in the previous financial year. However, due to the one-off revenues in the previous financial year associated with filling the distribution pipeline prior to US launch of the OneTouch® Verio®, this figure significantly understates the underlying growth in quarterly service fees. Adjusting for this one-off effect, the underlying growth in quarterly service fees is estimated at well over 200%.

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us by either: i) paying us a lump sum amount, but may only do so once it has paid us a certain level of quarterly service fees (we do not expect this level of quarterly service fees will be achieved until worldwide sales volumes have increased substantially); or ii) as a result of other factors detailed in the Master Services and Supply Agreement.

Contract research and development – The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. We did not perform and generate any revenue from contract research and development during the three months ended March 31, 2013. A significant portion of the A$1,016,504 of revenue from contract research and development for the three months ended March 31, 2012 related to the feasibility of an innovative blood glucose product we undertook for LifeScan. This project was completed towards the end of 2012.

Other services – We generated revenues of $223,040 from Siemens based on ad-hoc work undertaken for them during the three months ended March 31, 2013.

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

Universal Biosensors, Inc.

Our principal research and development activities can be described as follows:

(a) Blood coagulation

We have developed a Prothrombin Time test for monitoring the therapeutic range of the anticoagulant, warfarin, based on measuring activity of the enzyme thrombin. In September 2011 we entered into a Collaboration Agreement with Siemens which was amended in September 2012, pursuant to which we will develop a range of test strips and reader products for the point-of-care coagulation market. The first test currently being developed is a modified version of our Prothrombin Time International Normalized Ratio test. In 2012, we entered into a Supply Agreement with Siemens under which we will manufacture and supply the test strips for these systems. All the systems we are currently developing in the blood coagulation platform are in the development phase of research and development.

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

This work, which is currently in the feasibility phase, will allow the electrochemical cell platform technology to be expanded to a range of immunoassay tests.

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2013	2012
	A$	A$
Research and development expenses	4,457,929	2,264,898

Depending on the scope of research and development activities we undertake and the stages of development of each of these activities, our research and development expenditure will fluctuate.

In converting an idea or a concept into a commercial product, a number of development stages are required. The closer the idea or the concept to a product, the lower the technical risk but the greater the effort and cost expended. In our research and development program, the first phase is conducting exploratory research and feasibility studies. In this phase the idea is investigated by a small focused team to establish the viability of the concept as the base for a product. Once this hurdle has been passed, the project enters the development phases, which include building prototype strips and instruments, finalizing the product design, carrying out extensive testing, creating the required documentation and developing or validating the product manufacturing processes. This requires a larger group of people and a higher use of materials compared to the research phase, so is typically more expensive, but necessary to be able to commercialize a product.

Research and development expenditure increased by 97% during the three months ended March 31, 2013 compared to the same period previous financial year. The increase is explained by the number of tests we have in the development phase. During the first quarter of 2012, we only had the Prothrombin Time test in the development stage. During the first quarter of 2013, in addition to the Prothrombin Time test which is in the final stages of the development phase and is anticipated to launch in the current financial year, we have two other tests which are in the development phase prior to launch. These two tests are part of our collaboration with Siemens and are within the point-of-care coagulation market.

Universal Biosensors, Inc.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Three Months Ended March 31,
	2013	2012
	A$	A$
Depreciation	151,323	182,703
Share based payments	72,394	84,686

	223,717	267,389

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

General and administrative expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2013	2012
	A$	A$
General and administrative expenses	1,307,665	1,484,876

General and administrative expenses decreased by 12% during the three months ended March 31, 2013 compared to the same period of the previous financial year and generally represents cost savings.

The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Three Months Ended March 31,
	2013	2012
	A$	A$
Depreciation	18,577	23,159
Share based payments	79,148	93,318

	97,725	116,477

Interest Income

Interest income increased by 27% during the three months ended March 31, 2013 compared to the same period in the previous financial year. The increase in interest income is generally attributable to the higher amount of funds available for investment.

Universal Biosensors, Inc.

Interest Expense

Interest expense of A$5,660 for the three months ended March 31, 2013 relates to a 2.95% interest being charged on a short-term borrowing initiated in February 2013. In comparison, interest expense of A$9,754 for the three months ended March 31, 2012 relates to a 3.2% interest being charged on a short-term borrowing initiated in January 2012.

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

Share Price and Exercise Price at Valuation Date

With the exception of ZEPOs, the value of the options granted since 2010 has been determined using the closing price of our common stock trading in the form of CDIs on ASX at the time of grant of the options. ZEPOs have been valued at nil. The ASX is the only exchange upon which our securities are quoted.

Universal Biosensors, Inc.

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

Universal Biosensors, Inc.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	A$	A$
Financial assets:
Cash and cash equivalents	20,228,545	23,649,417
Accounts receivables	3,109,905	2,282,888
Financial instruments	12,527	0

Total financial assets	23,350,977	25,932,305

Debt:
Short term borrowings	575,603	0
Financial instruments	0	0

Total debt	575,603	0

Net financial assets	22,775,374	25,932,305

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

We regularly review all our financial assets for impairment. There were no impairments recognized for the three months ended March 31, 2013 and for the year ended December 31, 2012.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At March 31, 2013 and year ended December 31, 2012, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had contracts with a notional amount of US$750,000 outstanding as at March 31, 2013. We had no outstanding contracts as at December 31, 2012. The fair value of these contracts at March 31, 2013 and December 31, 2012 were an asset of A$12,527 recorded as “Financial Instruments” in the consolidated balance sheets and nil, respectively. During the periods ended March 31, 2013 and December 31, 2012, we recognized gains of A$12,527 recorded in earnings and nil, respectively. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended March 31, 2013 and December 31, 2012 For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	A$	A$
Cash and cash equivalents	20,228,545	23,649,417
Working capital	20,360,057	24,168,714
Ratio of current assets to current liabilities	3.59: 1	4.83 : 1
Shareholders’ equity per common share	0.20	0.23

Universal Biosensors, Inc.

The movement in cash and cash equivalents and working capital during the three months ended March 31, 2013 was primarily due to an increase in cash spend on research and development costs, as well as an increase in working capital requirements due to the timing of cash receipts and payment of expenses during the period. In addition to the reductions resulting from operating outflows of cash in 2012, we also had financing inflows of A$12,524,124 (net of related transaction costs) which we raised in capital by way of a Placement and Share Purchase Plan. We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Three Months Ended March 31,
	2013	2012
	A$	A$
Cash provided by/(used in):
Operating activities	(3,945,585)	72,160
Investing activities	(50,890)	(86,689)
Financing activities	575,603	616,001

Net increase/(decrease) in cash and cash equivalents	(3,420,872)	601,472

Our net cash used in operating activities for all periods is for our research and development projects, general and administrative expenditure and manufacture of OneTouch® Verio® strips. The outflows during these periods have been partially offset by receipts from our customers and partners. The company’s operating activities consumed more cash during the three month period ended March 31, 2013 as compared to the same period in 2012 primarily as a result of a decrease in contract research and development services revenue and continued spending on Siemens products. This was partially offset by an improved production margin and an increase in the amount of the quarterly service fees from LifeScan.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and fit out of our facilities based on our needs.

We also took advantage of a favorable borrowing opportunity to prepay our annual insurances. This is reflected as a financing activity.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2013 are:

A$
Less than 1 year	578,687
1 – 3 years	11,616
More than 3 years	9,680

Total minimum lease payments	599,983

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Universal Biosensors, Inc.

Contractual Obligations

Our future contractual obligations at March 31, 2013 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,401,080	2,401,080	0	0	0
Operating Lease Obligations (2)	599,983	578,687	11,616	9,680	0
Purchase Obligations (3)	1,147,976	1,147,976	0	0	0
Other Long-Term Liabilities on Balance Sheet (4)	226,088	0	183,918	38,993	3,177

Total	4,375,127	4,127,743	195,534	48,673	3,177

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders
(4)	Represents long service leave owing to the employees.

Segments

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work.

We operate predominantly in one geographical area, being Australia.

The Company’s total income has been derived from the following countries:

		Three Months Ended March 31,
		2013	2012
		A$	A$
Home country	- Australia	157,302	124,168
Foreign countries	- Scotland	3,745,818	5,725,105
	- U.S.A.	223,040	15,620
	- Switzerland	840,116	661,006

Total	- Foreign countries	4,808,974	6,401,731

Total income		4,966,276	6,525,899

The Company’s material long-lived assets are all based in Australia.

We derive significant portion of our revenues from LifeScan. Revenues from LifeScan were 92% and 98% of the Company’s consolidated revenues for the three month period ended March 31, 2013 and 2012, respectively. We started generating revenues from Siemens during 2012 and 4% and nil of our total income during the three month period ended March 31, 2013 and 2012, respectively, were derived from our arrangement with Siemens.

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

	2013 (*)		Fair Value

Anticipated Transactions and Related Derivatives

AUD Functional Currency:

Forward exchange agreements (Sell USD/Buy AUD)

Contract amount	US$	750,000	A$	720,038

Average contractual exchange rate		1.0238

*	Expected maturity or transaction date

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

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Universal Biosensors, Inc.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

None.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There has been no sale of equity securities by the Company or purchase of equity securities by the Company, or by an affiliated purchaser on behalf of the Company, since December 31, 2012.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements text	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Paul Wright
Date: May 1, 2013		Paul Wright
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: May 1, 2013		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated May 1, 2013

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements