Form 10-Q
period 2013-06-30
UNIVERSAL BIOSENSORS INC
filed 2013-08-01
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 174,709,420 shares of Common Stock, U.S.$0.0001 par value, outstanding as of August 1, 2013.

UNIVERSAL BIOSENSORS, INC.

Unless otherwise noted, references on this Form 10-Q to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd.

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	June 30,	December 31,
	2013	2012
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	18,095,399	23,649,417
Inventories, net	2,252,813	3,602,237
Accounts receivable	2,489,924	2,282,888
Prepayments	485,265	159,994
Other current assets	1,470,246	786,194

Total current assets	24,793,647	30,480,730
Non-current assets:
Property, plant and equipment	33,737,099	33,693,036
Less accumulated depreciation	(16,693,649)	(15,426,916)

Property, plant and equipment – net	17,043,450	18,266,120

Other non-current assets	320,000	320,000

Total non-current assets	17,363,450	18,586,120

Total assets	42,157,097	49,066,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,417,830	2,516,303
Accrued expenses	2,625,831	1,959,869
Deferred revenue	829,038	829,038
Borrowings	383,735	0
Employee entitlements provision	1,261,123	1,006,806

Total current liabilities	6,517,557	6,312,016
Non-current liabilities:
Asset retirement obligations	2,450,697	2,351,464
Employee entitlements provision	200,536	202,192
Deferred revenue	829,039	829,039

Total non-current liabilities	3,480,272	3,382,695

Total liabilities	9,997,829	9,694,711

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2013 (2012: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 174,709,420 shares in 2013 (2012: 173,959,863)	17,471	17,396
Additional paid-in capital	93,480,105	93,009,607
Accumulated deficit	(53,356,552)	(44,225,330)
Current year loss	(7,683,444)	(9,131,222)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	32,159,268	39,372,139

Total liabilities and stockholders’ equity	42,157,097	49,066,850

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	A$	A$	A$	A$
Revenue
Revenue from products	3,455,253	4,734,628	7,201,071	9,458,849
Revenue from services	1,315,200	3,583,018	2,378,356	5,260,528

Total revenue	4,770,453	8,317,646	9,579,427	14,719,377
Operating costs & expenses
Cost of goods sold	3,206,717	4,447,610	6,920,431	9,316,187
Cost of services	554,388	204,177	632,013	429,979
Research and development	3,448,202	3,118,746	7,906,131	5,383,644
General and administrative	1,487,733	1,583,980	2,795,398	3,068,856

Total operating costs & expenses	8,697,040	9,354,513	18,253,973	18,198,666

Loss from operations	(3,926,587)	(1,036,867)	(8,674,546)	(3,479,289)
Other income/(expense)
Interest income	136,057	120,512	293,359	244,680
Interest expense	(5,660)	(7,316)	(11,320)	(17,070)
Other	755,415	(85,112)	709,063	(159,279)

Total other income	885,812	28,084	991,102	68,331
Net loss before tax	(3,040,775)	(1,008,783)	(7,683,444)	(3,410,958)
Income tax benefit/(expense)	0	0	0	0

Net loss	(3,040,775)	(1,008,783)	(7,683,444)	(3,410,958)

Earnings per share
Basic and diluted net loss per share	(0.02)	(0.01)	(0.04)	(0.02)

Other comprehensive loss, net of tax:
Reclassification for gain/(loss) realized in net income	(12,527)	35,001	0	(83,339)

Other comprehensive gain/(loss)	(12,527)	35,001	0	(83,339)

Comprehensive loss	(3,053,302)	(973,782)	(7,683,444)	(3,494,297)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

	Ordinary shares		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Income	Equity
		A$	A$	A$	A$	A$

Balances at January 1, 2012	159,139,965	15,914	79,446,995	(44,225,330)	(214,973)	35,022,606
Net loss	0	0	0	(3,410,958)	0	(3,410,958)
Other comprehensive loss	0	0	0	0	(83,339)	(83,339)
Exercise of stock options issued to employees	62,241	6	13,812	0	0	13,818
Stock option expense	0	0	475,344	0	0	475,344

Balances at June 30, 2012	159,202,206	15,920	79,936,151	(47,636,288)	(298,312)	32,017,471

Balances at January 1, 2013	173,959,863	17,396	93,009,607	(53,356,552)	(298,312)	39,372,139
Net loss	0	0	0	(7,683,444)	0	(7,683,444)
Exercise of stock options issued to employees	748,640	74	175,997	0	0	176,071
Shares issued to employees	917	1	999	0	0	1,000
Stock option expense	0	0	293,502	0	0	293,502

Balances at June 30, 2013	174,709,420	17,471	93,480,105	(61,039,996)	(298,312)	32,159,268

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012
	A$	A$

Cash flows from operating activities:
Net loss	(7,683,444)	(3,410,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment of plant & equipment	1,283,183	1,339,331
Share based payments expense	293,502	475,344
Loss on fixed assets disposal	907	8,870
Exchange gain	(68,597)	0
Change in assets and liabilities:
Inventory	1,349,424	1,213,678
Accounts receivable	(781,313)	1,672,792
Prepaid expenses and other current assets	(1,009,323)	(1,066,596)
Deferred revenue	0	(1,437,125)
Employee entitlements	252,661	206,964
Accounts payable and accrued expenses	(317,322)	640,861

Net cash used in operating activities	(6,680,322)	(356,839)

Cash flows from investing activities:
Purchases of property, plant and equipment	(74,968)	(420,562)

Net cash used in investing activities	(74,968)	(420,562)

Cash flows from financing activities:
Proceeds from borrowings	767,471	921,725
Repayment of borrowings	(383,736)	(537,673)
Proceeds from stock options exercised	177,071	13,818

Net cash provided by financing activities	560,806	397,870

Net decrease in cash and cash equivalents	(6,194,484)	(379,531)
Cash and cash equivalent at beginning of period	23,649,417	15,089,209
Effect of exchange rate changes on cash	640,466	0

Cash and cash equivalents at end of period	18,095,399	14,709,678

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•

Blood glucose – UBS provides services and acts as a non-exclusive manufacturer of test strips for LifeScan’s “OneTouch® Verio®” blood glucose testing product, pursuant to a Master Services and Supply Agreement with LifeScan (“Master Services and Supply Agreement”). LifeScan continues its global rollout of the OneTouch® Verio® product, which is now available in countries that represent over 90% of the world self-monitoring blood glucose market including North America, major European markets, Japan and Australia. We also undertake research and development work for LifeScan pursuant to a development and research agreement (“Development and Research Agreement”).

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

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2012, included in the Form 10-K of Universal Biosensors, Inc.

The year-end consolidated condensed balance sheet data as at December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

Basis of Presentation

All amounts within these consolidated financial statements are expressed in Australian dollars (“AUD” or “A$”) unless otherwise stated.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. We rely largely on our existing cash and cash equivalents balance and operating cash flow to provide for the working capital needs of our operations. We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. However, in the event our financing needs for the foreseeable future are not able to be met by our existing cash and cash equivalents balance and operating cash flow, we would seek to raise funds through public or private equity offerings, debt financings, and through other means to meet the financing requirements. There is no assurance that funding would be available at acceptable terms, if at all.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Cash and cash equivalents and accounts receivable consist of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the consolidated balance sheets. The Company’s cash and cash equivalents are invested with one of Australia’s largest banks. The Company is exposed to credit risk in the event of default by the banks holding the cash or cash equivalents to the extent of the amount recorded on the consolidated balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company has not identified any collectability issues with respect to receivables.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider our own and counterparty credit risk. At June 30, 2013 and year ended December 31, 2012, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach, using observable market inputs such as forward rates and incorporating non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Six Months Ended June 30,	Year Ended December 31,
	2013	2012
	A$	A$
Raw materials	1,967,150	2,925,482
Work in progress	118,388	120,596
Finished goods	167,275	556,159

	2,252,813	3,602,237

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

	Six Months Ended June 30,	Year Ended December 31,
	2013	2012
	A$	A$
Accounts receivable	2,489,924	2,282,888
Allowance for doubtful debts	0	0

	2,489,924	2,282,888

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Research and development expenses for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	A$	A$	A$	A$
Research and development expenses	3,448,202	3,118,746	7,906,131	5,383,644

Income Taxes

The Company applies ASC 740 – Income Taxes, which establishes financial accounting and reporting standards for the effects of income taxes that result from a company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Where it is more likely than not that some portion or all of the deferred tax assets will not be realized, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized.

We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to and including the 2011 financial year have been filed. Internationally, consolidated income tax returns up to and including the 2012 financial year have been filed.

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

Our overall ARO changed as follows:

	Six Months Ended June 30,	Year Ended December 31,
	2013	2012
	A$	A$
Opening balance	2,351,464	2,166,691
Accretion expense	99,233	184,773

Ending balance	2,450,697	2,351,464

Fair Value of Financial Instruments

The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The estimated fair value of all other amounts has been determined, depending on the nature and complexity of the assets or the liability, by using one or all of the following approaches:

•	Market approach – based on market prices and other information from market transactions involving identical or comparable assets or liabilities.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

•	Cost approach – based on the cost to acquire or construct comparable assets less an allowance for functional and/or economic obsolescence.

•	Income approach – based on the present value of a future stream of net cash flows.

These fair value methodologies depend on the following types of inputs:

•	Quoted prices for identical assets or liabilities in active markets (Level 1 inputs)

•

Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active or are directly or indirectly observable (Level 2 inputs)

•	Unobservable inputs that reflect estimates and assumptions (Level 3 inputs)

Impairment of Long-Lived Assets

The Company reviews its capital assets, including patents and licenses, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing the review, the Company estimates undiscounted cash flows from products under development that are covered by these patents and licenses. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows.

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

Revenue from services is recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue recognition principles are assessed for each new contractual arrangement and the appropriate accounting is determined for each service.

Where our agreements contain multiple elements, or deliverables, such as the manufacture and sale of products, provision of services or research and development activities, they are assessed to determine whether separate delivery of the individual elements of such arrangements comprises more than one unit of accounting. Where an arrangement can be divided into separate units of

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

We typically generate milestone payments from our customers pursuant to the various agreements we have with them. Non-refundable milestone payments, which represent the achievement of a significant technical/regulatory hurdle in the research and development process pursuant to collaborative agreements and are deemed to be substantive, are recognized as revenue upon the achievement of the specified milestone. If the non-refundable milestone payment is not substantive or does not have stand-alone value, the non-refundable milestone payment is deferred and recognized as revenue either over the estimated performance period stipulated in the agreement or across other deliverables in the arrangement.

Management has concluded that the core operations of the Company are expected to be research and development activities, commercial manufacture of approved medical or testing devices and the provision of services. The Company’s ultimate goal is to utilize the underlying technology and skill base for the development of marketable products that the Company will manufacture. The Company considers revenue from the sales of products, revenue from services and the income received from milestone payments indicative of its core operating activities or revenue producing goals, and as such have accounted for this income as “revenues”.

Product and Service Agreements

In October 2007, the Company and LifeScan entered into a Master Services and Supply Agreement, under which the Company would provide certain services to LifeScan in the field of blood glucose monitoring and act as a non-exclusive manufacturer of blood glucose test strips. The Master Services and Supply Agreement was subsequently amended and restated in May 2009. The Company has concluded that the Master Services and Supply Agreement should be accounted for as three separate units of accounting: 1) research and development to assist LifeScan in receiving regulatory clearance to sell the blood glucose product (milestone payment), 2) contract manufacturing of the blood glucose test strips (contract manufacturing) and 3) ongoing services and efforts to enhance the product (product enhancement).

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

Of the six milestones, the Company has delivered on two as of June 30, 2013:

•

In June 2012, the Company delivered on its first milestone by achieving proof of technical feasibility of a new test strip and received a payment of A$1,522,534 (equivalent to US$1.5 million) as consideration. A sum of A$2,175,048 (equivalent to US$2,142,857) has been recognized as revenue from services in June 2012 in this regard.

•

In July 2012, the Company delivered on its second milestone by achieving proof of technical feasibility of another new test strip and received a payment of A$1,438,711 (equivalent to US$1.5 million) as consideration. A sum of A$2,055,301 (equivalent to US$2,142,857) has been recognized as revenue from services in July 2012 in this regard.

There were no revenues recognized for the three months and six months ended June 30, 2013 and three months ended March 31, 2012 relating to the deliverable of the milestones pursuant to the Collaboration Agreement. Of the total amount of A$4,230,349 (equivalent to US$4,285,714) recognized as revenue for the 2012 financial year, A$2,961,245 (equivalent to US$3.0 million) relates to the achievement of the two milestones whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones based upon their relative estimate of selling price.

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

The Company has recorded foreign currency transaction gains/(losses) of A$755,415 and (A$33,265) for the three month period ended June 30, 2013 and 2012, respectively and A$709,063 and (A$130,238) for the six month period ended June 30, 2013 and 2012, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Our contingent liabilities as at June 30, 2013 are as follows:

•

we have a potential obligation to reimburse 50% of the patent fees paid by LifeScan in respect of the patents we license from LifeScan prior to the date of the first commercial sale of a non-glucose product that utilizes the technology licensed from LifeScan and 50% of the patent fees incurred by LifeScan in respect of such patents thereafter. In the event of the first commercial sale of a non-glucose product, the initial amount that would be paid by us to LifeScan is projected to be between US$1.3 million to US$1.6 million. We would have the right to make this payment either as a lump sum within 45 days of receipt of the supporting documentation from LifeScan or in equal monthly installment payments during the 24 months subsequent to the date of receipt of the supporting documentation. Currently, the non-glucose products continue to be in the research and development phase.

•

during 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. The total amount of marketing support payments expected to be paid to LifeScan is approximately US$2 million. Based on the current volume of strips sold by LifeScan, and given that we have no visibility of future sales by LifeScan, it is uncertain whether we will be required to pay this marketing support payment.

•

we have engaged Planet Innovation Pty Ltd (“Planet Innovation”) to assist us with design and engineering for future analyzers. As part of the agreement, Planet Innovation will be paid a success payment upon the formal acceptance of the analyzer for commercial manufacture and a further success payment on launch sign-off for the first commercial sale of the analyzer. All of the analyzers Planet Innovation is currently working on are in the research and development phases, and therefore at this stage their commercial manufacture and sale and the amount of any future success payment cannot be reliably estimated.

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

Leased Assets

All of the Company’s leases for the periods ending June 30, 2013 and December 31, 2012 are considered operating leases. The costs of operating leases are charged to the statement of comprehensive income on a straight-line basis over the lease term.

Stock-based Compensation

We measure stock-based compensation at grant date, based on the estimated fair value of the award, and recognize the cost as an expense on a straight-line basis over the vesting period of the award. We estimate the fair value of stock options using the Trinomial Lattice model. We also grant our employees Restricted Stock Units (“RSUs”) and Zero Priced Employee Options (“ZEPOs”). RSUs are stock awards granted to employees that entitle the holder to shares of common stock as the award vests. ZEPOs are stock options granted to employees that entitle the holder to options to acquire shares of common stock as the award vests. The value of RSUs are determined and fixed on the grant date based on the Company’s stock price.

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

In 2004, the Company adopted an employee option plan (“Plan”). Options may be granted pursuant to the Plan to any person considered by the board to be employed by the Group on a permanent basis (whether full time, part time or on a long term casual basis). Each option gives the holder the right to subscribe for one share of common stock. The total number of options that may be issued under the Plan is the maximum amount permitted by law and the Listing Rules of the ASX. The exercise price and any exercise conditions are determined by the board at the time of grant of the options. Any exercise conditions must be satisfied before the options vest and become capable of exercise. The options lapse on the date determined by the board at the time of grant or earlier in accordance with the Plan. Options granted to date have had a term up to 10 years and generally vest in equal tranches over three years.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Mar-13	Nov-12	Nov-12	Sep-12	Mar-12
Exercise Price (A$)	0.79	Nil	1.09	0.73	0.75
Share Price at Grant Date (A$)	0.79	1.09	1.09	0.73	0.75
Volatility	65%	66%	66%	67%	67%
Expected Life (years)	7	7	7	7	7
Risk Free Interest Rate	3.37%	2.82%	2.82%	3.00%	3.78%
Fair Value of Option (A$)	0.45	1.09	0.63	0.42	0.44

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2012	11,718,464	1.01

Granted	61,500	0.31
Exercised	(748,640)	0.30
Lapsed	(138,002)	1.02

Balance at June 30, 2013	10,893,322	1.06

The number of options exercisable as at June 30, 2013 and June 30, 2012 was 8,443,268 and 7,777,784, respectively. The total stock compensation expense recognized in income statements was A$127,050 and A$280,553 for the three month period ended June 30, 2013 and 2012, respectively and A$293,502 and A$475,344 for the six month period ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there was A$590,534 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2013	345,390
2014	196,364
2015	48,780

590,534

The aggregate intrinsic value for all options outstanding as at June 30, 2013 and June 30, 2012 was zero.

(b)	Restricted Share Plan

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The table below sets forth the RSUs issued by the Company since January 1, 2012:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued

November, 2012	77,945	A$	84,960
May, 2013	917	A$	1,000

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2012	196,089	1.10
Release of restricted shares	(6,752)	1.04
Granted	917	1.09

Balance at June 30, 2013	190,254	1.10

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The tax effects allocated to each component of other comprehensive income is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Three months ended June 30, 2013
Reclassification for losses realized in net income	12,527	0	12,527

Other comprehensive loss	12,527	0	12,527

Three months ended June 30, 2012
Reclassification for gains realized in net income	35,001	0	35,001

Other comprehensive gain	35,001	0	35,001

Six months ended June 30, 2013
Reclassification for gains realized in net income	0	0	0

Other comprehensive gain	0	0	0

Six months ended June 30, 2012
Reclassification for losses realized in net income	83,339	0	83,339

Other comprehensive loss	83,339	0	83,339

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 which amended the disclosure requirements regarding offsetting assets and liabilities of derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The enhanced disclosure requires entities to provide both net and gross information for these assets and liabilities. The amendment is effective for fiscal years beginning on or after January 1, 2013. The adoption of this guidance has not had a material impact on the company’s financial statements.

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

On March 4, 2013, the FASB issued ASU 2013-05, which indicates that the entire amount of a cumulative translation adjustment (CTA) related to an entity’s investment in a foreign entity should be released when there has been a:

•	Sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity.

•	Loss of a controlling financial interest in an investment in a foreign entity.

•	Step acquisition for a foreign entity.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

In September 2011, we entered into a non-exclusive license agreement with SpeeDx Pty Ltd (“SpeeDx”) pursuant to which SpeeDx granted us a license to use its proprietary MNAzyme technology in the field of molecular diagnostics. Under the agreement we make milestone payments totaling A$500,000 to SpeeDx if certain specified targets are achieved and royalty payments ranging from 5% to 15% of that portion of our sales and licensing revenues utilising SpeeDx technology. Messrs Denver and Jane are directors of the Company and SpeeDx Pty Ltd. PFM Cornerstone Limited, which holds approximately 6% of our shares and of which Messrs Denver and Hanley and Dr. Adam are directors, holds approximately 33% of the issued shares in SpeeDx. Talu Ventures Pty Ltd, of which Mr. Jane is a director, is a fund manager for a fund which holds approximately 33% of the issued shares in SpeeDx.

By way of statement on Schedule 13G dated February 7, 2013, Johnson and Johnson Development Corporation (a venture capital wholly owned subsidiary of Johnson & Johnson) reported that it no longer owned any shares in the Company. As a result of this, it is no longer a related party as of September 30, 2012.

Dr. Wilson is the spouse of Mr. Steven Wilson, who is a substantial stockholder and officer of the parent company of Wilson HTM Corporate Finance Limited (“Wilson HTM”). On November 26, 2012, we placed 13,334,000 shares of common stock at A$0.90 per share, and raised an aggregate total of A$12,000,600 (before expenses of the offer) (“Placement”). Wilson HTM acted as Lead Manager and Bookrunner for the Placement. Veritas Securities Limited acted as Co-manager to the Placement. We paid Wilson HTM a management fee of A$180,009 and a selling fee of A$360,018 in connection with the Placement. In addition, we reimbursed Wilson HTM for certain of their outgoing costs and expenses incurred in connection with the Placement. We raised A$11,460,573 net of management and selling fees paid to Wilson HTM in the Placement.

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

We were incorporated in the State of Delaware on September 14, 2001 and our shares of common stock in the form of CHESS Depositary Interests (“CDIs”) have been quoted on the Australian Stock Exchange (the “ASX”) since December 13, 2006. Our securities are not currently traded on any other public market. Our wholly owned subsidiary and primary operating vehicle, Universal Biosensors Pty Ltd (“UBS”) was incorporated as a proprietary limited company in Australia on September 21, 2001. UBS conducts our research, development and manufacturing activities in Melbourne, Australia.

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•

Blood glucose – UBS provides services and acts as a non-exclusive manufacturer of test strips for LifeScan’s “OneTouch® Verio®” blood glucose testing product, pursuant to a Master Services and Supply Agreement with LifeScan (“Master Services and Supply Agreement”). LifeScan continues its global rollout of the OneTouch® Verio® product which is now available in countries that represent over 90% of the world self-monitoring blood glucose market including North America, major European markets, Japan and Australia. We also undertake research and development work for LifeScan pursuant to a development and research agreement (“Development and Research Agreement”).

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

Universal Biosensors, Inc.

Results of Operations

Analysis of Consolidated Revenue

Our consolidated sales decreased by 43% and 35% to A$4.8 million and A$9.6 million, respectively during the three and six months ended June 30, 2013 compared to the same period in the previous financial year reflecting a reduction in manufacturing and contract research and development activities offset in part by an increase in quarterly service fee.

Revenue from Products

OneTouch® Verio® was first launched in the Netherlands in January 2010 and is now available in countries that represent over 90% of the world self-monitoring blood glucose market. The manufacturing results of the blood glucose test strips during the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	A$	A$	A$	A$

Revenue from products	3,455,253	4,734,628	7,201,071	9,458,849
Cost of goods sold	(3,206,717)	(4,447,610)	(6,920,431)	(9,316,187)

	248,536	287,018	280,640	142,662

Production margin	7%	6%	4%	2%

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

Revenue from products is lower during the three and six months ended June 30, 2013 when compared to the same periods of the previous financial year as LifeScan has been sourcing a greater proportion of worldwide OneTouch® Verio® strip demand from its own facilities in Scotland. With the exception of the second quarter of 2013, we operated outside the interim costing period in all other periods mentioned above. Whilst we operated outside the interim costing period of the first quarter of 2012 and 2013, we received reduced orders from LifeScan hence sold fewer strips during the latter period.

The production margins are comparatively better during the three and six months ended June 30, 2013 when compared to the same periods of the previous financial year even though we operated within the interim costing period during the second quarter of 2013 due to the following reasons:

•	improvement in manufacturing efficiency resulting in better yields and lower costs during 2013; and

•	an increased price per strip negotiated with LifeScan for the quarter ended June 30, 2013.

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

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	A$	A$	A$	A$
Revenue from services: Quarterly services fee	760,617	353,516	1,600,733	1,014,522
Contract research and development	479,893	3,225,502	479,893	4,226,386
Other services	74,690	4,000	297,730	19,620

	1,315,200	3,583,018	2,378,356	5,260,528
Cost of services	(554,388)	(204,177)	(632,013)	(429,979)

	760,812	3,378,841	1,746,343	4,830,549

Quarterly service fee – The quarterly service fee increased by 115% and 58%, respectively during the three and six months ended June 30, 2013 compared to the same period in the previous financial year, reflecting ongoing market penetration and despite the impact of the worldwide recall of OneTouch® Verio® meters that occurred during this period.

Towards the end of March 2013, LifeScan initiated a voluntary recall and replacement for a majority of its OneTouch® Verio® blood glucose meters worldwide, as at extremely high blood glucose levels (1024 mg/dL and above), these meters were not functioning as intended. The problem causing this has now been corrected and LifeScan has resumed manufacturing of the meters. The impact on strip sales caused by the OneTouch® Verio® meter recall was largely felt in April and May of 2013, with the number of strips sold in June 2013 recovering strongly to exceed first quarter average levels.

If revenues for the first quarter of 2012 are adjusted to account for revenues attributable to the filling of the distribution pipeline prior to US launch of the OneTouch® Verio®, the quarterly service fee increase during the six months ended June 30, 2013 as compared to the same period in the previous financial year would be approximately 100%.

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us by either: i) paying us a lump sum amount, but may only do so once it has paid us a certain level of quarterly service fees (we do not expect this level of quarterly service fees will be achieved until worldwide sales volumes have increased substantially); or ii) as a result of other factors detailed in the Master Services and Supply Agreement including termination for breach, insolvency and bankruptcy, change of control and regulatory termination.

Contract research and development – The nature and scope of contract research and development are determined by our customers and partners based upon their requirements, and therefore our revenues and margins tend to fluctuate. We generated revenue of $479,893 as reimbursement of costs for additional meter development work we undertook on behalf of Siemens during the second quarter of 2013. We did not perform and generate any revenue from contract research and development during the three months ended March 31, 2013. Revenue from contract research and development for the three and six months ended June 30, 2012 related to the following:

•

We generated revenues of A$1,050,454 and A$2,051,338, respectively, during the three and six months ended June 30, 2012 relating to a project to demonstrate the feasibility of an innovative blood glucose product that we undertook for LifeScan. This project was completed towards the end of 2012.

•

In June 2012, the Company delivered on its first milestone by achieving proof of technical feasibility of a new test strip and received a payment of A$1,522,534 (equivalent to US$1.5 million) from Siemens as consideration. A sum of A$2,175,048 (equivalent to US$2,142,857) has been recognized as revenue from services in June 2012 in this regard.

Other services – We generated revenues principally from Siemens based on work undertaken for them during the three and six months ended June 30, 2013 and 2012.

Universal Biosensors, Inc.

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	A$	A$	A$	A$
Research	573,422	292,762	978,678	921,970
Development	2,874,780	2,825,984	6,927,453	4,461,674

Research and development expenses	3,448,202	3,118,746	7,906,131	5,383,644

The majority of our development expenditure is on “late-stage” development where we are expecting to generate near term revenues from commercial product sales.

Universal Biosensors, Inc.

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

Research and development expenditure increased by 11% and 47% during the three and six months ended June 30, 2013 compared to the same period previous financial year. The increase is explained by the number of tests we have in the development phase. During the first half of 2012, we only had the Prothrombin Time test in the development stage. In addition to the Prothrombin Time test which is in the final stages of the development phase and is anticipated to launch in the current financial year, we currently have three other tests which are in the development phase prior to launch. Of these three tests, all within the point-of-care coagulation market, two tests are part of our collaboration with Siemens.

A significant portion of our development costs, in particular relating to the design and development of the handheld analysers, are currently outsourced. Outsourced costs as a proportion of the development costs for the three months ended June 30, 2013 and 2012 were 39% and 26%, respectively and 42% and 23% for the six months ended June 30, 2013 and 2012, respectively.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	A$	A$	A$	A$
Depreciation	153,435	175,968	304,758	358,671
Share based payments	55,257	121,970	127,651	206,656

	208,692	297,938	432,409	565,327

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended June 30, 2013 and 2012 were A$2,366,780 and A$2,378,267, respectively and A$5,776,715 and A$3,973,876 for the six months ended June 30, 2013 and 2012, respectively.

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

Universal Biosensors, Inc.

General and administrative expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	A$	A$	A$	A$
General and administrative expenses	1,487,733	1,583,980	2,795,398	3,068,856

General and administrative expenses decreased by 6% and 9% during the three and six months ended June 30, 2013 compared to the same period of the previous financial year, generally reflecting the results of our ongoing efforts to reduce overhead costs.

The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	A$	A$	A$	A$
Depreciation	17,760	22,932	36,337	46,091
Share based payments	60,413	134,404	139,561	227,722

	78,173	157,336	175,898	273,813

Interest Income

Interest income increased by 13% and 20% during the three and six months ended June 30, 2013 compared to the same period in the previous financial year. The increase in interest income is generally attributable to the higher amount of funds available for investment.

Interest Expense

Interest expense for the current financial year relates to a 2.95% interest being charged on a short-term borrowing initiated in February 2013. In comparison, interest expense for the 2012 financial year relates to a 3.2% interest being charged on a short-term borrowing initiated in January 2012.

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

Universal Biosensors, Inc.

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

Universal Biosensors, Inc.

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	A$	A$
Financial assets:
Cash and cash equivalents	18,095,399	23,649,417
Accounts receivable	2,489,924	2,282,888

Total financial assets	20,585,323	25,932,305

Debt:
Short term borrowings	383,735	0

Total debt	383,735	0

Net financial assets	20,201,588	25,932,305

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

We regularly review all our financial assets for impairment. There were no impairments recognized for the six months ended June 30, 2013 and for the year ended December 31, 2012.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At June 30, 2013 and year ended December 31, 2012, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at June 30, 2013 and December 31, 2012. During the periods ended June 30, 2013 and December 31, 2012, there were no gains recognized and recorded in earnings. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended June 30, 2013 and December 31, 2012 For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Universal Biosensors, Inc.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	A$	A$
Cash and cash equivalents	18,095,399	23,649,417
Working capital	18,276,090	24,168,714
Ratio of current assets to current liabilities	3.80:1	4.83:1
Shareholders’ equity per common share	0.18	0.23

The movement in cash and cash equivalents and working capital during the six months ended June 30, 2013 was primarily due to an increase in cash spent on research and development costs, as well as an increase in working capital requirements due to the timing of cash receipts and payment of expenses during the period. In addition to the reductions resulting from operating outflows of cash in 2012, we also had financing inflows of A$12,524,124 (net of related transaction costs) which we raised in capital by way of a Placement and Share Purchase Plan. We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Six Months Ended June 30,
	2013	2012
	A$	A$
Cash provided by/(used in):
Operating activities	(6,680,322)	(356,839)
Investing activities	(74,968)	(420,562)
Financing activities	560,806	397,870

Net increase/(decrease) in cash and cash equivalents	(6,194,484)	(379,531)

Our net cash used in operating activities for all periods is for our research and development projects, general and administrative expenditure and manufacture of OneTouch® Verio® strips. The outflows during these periods have been partially offset by receipts from our customers and partners. The company’s operating activities consumed more cash during the six month period ended June 30, 2013 as compared to the same period in 2012 primarily as a result of a decrease in contract research and development services revenue and continued investment in the development of the Siemens products. This was partially offset by an improved production margin and an increase in the amount of the quarterly service fees from LifeScan.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment, and the fit out of our facilities based on our needs.

A$177,071 and A$13,818 of the financing activities for the six months ended June 30, 2013 and 2012 are attributable to proceeds received from employees exercising their options. The balance of the financing activity represents us taking advantage of a favorable borrowing opportunity to prepay our annual insurances.

Universal Biosensors, Inc.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2013 are:

A$
Less than 1 year	437,323
1 – 3 years	11,616
More than 3 years	8,068

Total minimum lease payments	457,007

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at June 30, 2013 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,450,697	2,450,697	0	0	0
Operating Lease Obligations (2)	457,007	437,323	11,616	8,068	0
Purchase Obligations (3)	975,713	975,713	0	0	0
Other Long-Term Liabilities on Balance Sheet (4)	200,536	0	148,677	48,575	3,284

Total	4,083,953	3,863,733	160,293	56,643	3,284

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders
(4)	Represents long service leave owing to the employees.

Segments

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work.

We operate predominantly in the single geographical area of Australia.

The Company’s total income has been derived from the following countries:

		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
		A$	A$	A$	A$
Home country	– Australia	136,057	120,512	293,359	244,680
Foreign countries	– Scotland	3,455,253	5,789,082	7,201,071	11,514,187
	– U.S.A.	554,583	2,175,048	777,623	2,190,668
	– Switzerland	760,617	353,516	1,600,733	1,014,522

Total	– Foreign countries	4,770,453	8,317,646	9,579,427	14,719,377

Total income		4,906,510	8,438,158	9,872,786	14,964,057

% of total income derived from	– LifeScan	86%	73%	89%	84%
	– Siemens	11%	26%	8%	15%

We continue to derive a significant portion of our revenues from LifeScan.

The Company’s material long-lived assets are all based in Australia.

Universal Biosensors, Inc.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

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

Although the Company has a hedging program, as at June 30, 2013 and December 31, 2012, there were no open derivatives that would need to be disclosed.

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

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Universal Biosensors, Inc.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

None.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

With the exception of the issuance of shares of Common Stock upon the exercise of stock options issued to employees, there has been no sale of equity securities by the Company or purchase of equity securities by the Company, or by an affiliated purchaser on behalf of the Company, since December 31, 2012. The table below sets forth the number of employee stock options exercised and the number of shares issued in the six month period ended June 30, 2013. The Company issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

Exercise Date	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price		Proceeds Received (A$)
May, 2013	40,000	US$	0.22	9,020
June, 2013	672,392	US$	0.22	157,251
June, 2013	36,248	US$	0.26	9,800

	748,640			176,071

The funds raised will be used for working capital requirements including the continued development of our existing pipeline of point-of-care tests, and to identify and develop additional tests.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements text

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.
(Registrant)

	By:	/s/ Paul Wright
Date: August 1, 2013		Paul Wright
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: August 1, 2013		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated August 1, 2013

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements