Form 10-Q
period 2013-09-30
UNIVERSAL BIOSENSORS INC
filed 2013-10-30
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 174,785,413 shares of Common Stock, U.S. $0.0001 par value, outstanding as of October 30, 2013.

UNIVERSAL BIOSENSORS, INC.

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Consolidated condensed balance sheets at September 30, 2013 and December 31, 2012 (unaudited)	1

	2)	Consolidated condensed statements of comprehensive income for the three months and nine months ended September 30, 2013 and 2012 (unaudited)	2

	3)	Consolidated condensed statements of changes in stockholder’s equity and comprehensive income for the period ended September 30, 2013 and 2012 (unaudited)	3

	4)	Consolidated condensed statements of cash flows for the three months and nine months ended September 30, 2013 and 2012 (unaudited)	4

	5)	Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		20

Item 3	Quantitative and Qualitative Disclosures About Market Risk		30

Item 4	Controls and Procedures		31

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		32

Item 1A	Risk Factors		32

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		32

Item 3	Defaults Upon Senior Securities		32

Item 4	Mine Safety Disclosures		32

Item 5	Other Information		32

Item 6	Exhibits		33

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101

SIGNATURES			34

Unless otherwise noted, references on this Form 10-Q to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd.

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	September 30, 2013	December 31, 2012
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	14,670,902	23,649,417
Inventories, net	2,383,719	3,602,237
Accounts receivable	1,916,774	2,282,888
Prepayments	338,731	159,994
Other current assets	4,968,562	786,194

Total current assets	24,278,688	30,480,730
Non-current assets:
Property, plant and equipment	33,804,681	33,693,036
Less accumulated depreciation	(17,300,628)	(15,426,916)

Property, plant and equipment - net	16,504,053	18,266,120

Other non-current assets	320,000	320,000

Total non-current assets	16,824,053	18,586,120

Total assets	41,102,741	49,066,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,673,795	2,516,303
Accrued expenses	1,978,547	1,959,869
Deferred revenue	829,038	829,038
Borrowings	127,912	0
Employee entitlements provision	1,311,560	1,006,806

Total current liabilities	5,920,852	6,312,016
Non-current liabilities:
Asset retirement obligations	2,500,312	2,351,464
Employee entitlements provision	182,282	202,192
Deferred revenue	829,039	829,039

Total non-current liabilities	3,511,633	3,382,695

Total liabilities	9,432,485	9,694,711

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2013 (2012: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 174,785,413 shares in 2013 (2012: 173,959,863)	17,479	17,396
Additional paid-in capital	93,674,410	93,009,607
Accumulated deficit	(53,356,552)	(44,225,330)
Current year loss	(8,366,769)	(9,131,222)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	31,670,256	39,372,139

Total liabilities and stockholders’ equity	41,102,741	49,066,850

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	A$	A$	A$	A$
Revenue
Revenue from products	1,396,357	5,156,432	8,597,428	14,615,281
Revenue from services	1,117,229	3,502,207	3,495,585	8,762,735

Total revenue	2,513,586	8,658,639	12,093,013	23,378,016
Operating costs & expenses
Cost of goods sold	1,756,957	4,295,066	8,677,388	13,611,253
Cost of services	236,334	223,760	868,347	653,739
Research and development	3,901,823	3,771,140	11,807,954	9,154,784
General and administrative	1,684,703	1,605,838	4,480,101	4,674,694

Total operating costs & expenses	7,579,817	9,895,804	25,833,790	28,094,470

Loss from operations	(5,066,231)	(1,237,165)	(13,740,777)	(4,716,454)
Other income/(expense)
Interest income	123,663	90,377	417,022	335,056
Interest expense	(7,547)	(7,316)	(18,867)	(24,386)
Other	4,266,790	(172,011)	4,975,853	(331,289)

Total other income/(expense)	4,382,906	(88,950)	5,374,008	(20,619)
Net loss before tax	(683,325)	(1,326,115)	(8,366,769)	(4,737,073)
Income tax benefit/(expense)	0	0	0	0

Net loss	(683,325)	(1,326,115)	(8,366,769)	(4,737,073)

Earnings per share
Basic and diluted net loss per share	(0.00)	(0.01)	(0.05)	(0.03)

Other comprehensive loss, net of tax:
Reclassification for loss realized in net income	0	0	0	(83,339)

Other comprehensive loss	0	0	0	(83,339)

Comprehensive loss	(683,325)	(1,326,115)	(8,366,769)	(4,820,412)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

	Ordinary shares		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Income	Equity
		A$	A$	A$	A$	A$

Balances at January 1, 2012	159,139,965	15,914	79,446,995	(44,225,330)	(214,973)	35,022,606
Net loss	0	0	0	(4,737,073)	0	(4,737,073)
Other comprehensive loss	0	0	0	0	(83,339)	(83,339)
Exercise of stock options issued to employees	100,573	10	13,808	0	0	13,818
Stock option expense	0	0	732,573	0	0	732,573

Balances at September 30, 2012	159,240,538	15,924	80,193,376	(48,962,403)	(298,312)	30,948,585

Balances at January 1, 2013	173,959,863	17,396	93,009,607	(53,356,552)	(298,312)	39,372,139
Net loss	0	0	0	(8,366,769)	0	(8,366,769)
Exercise of stock options issued to employees	824,633	82	194,679	0	0	194,761
Shares issued to employees	917	1	999	0	0	1,000
Stock option expense	0	0	469,125	0	0	469,125

Balances at September 30, 2013	174,785,413	17,479	93,674,410	(61,723,321)	(298,312)	31,670,256

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
	A$	A$

Cash flows from operating activities:
Net loss	(8,366,769)	(4,737,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment of plant & equipment	1,890,162	1,988,885
Share based payments expense	469,125	732,573
Loss on fixed assets disposal	907	8,870
Exchange gain	23,549	0
Change in assets and liabilities:
Inventory	1,218,518	582,264
Accounts receivable	577,192	2,554,279
Prepaid expenses and other current assets	(4,361,105)	(1,886,365)
Deferred revenue	0	(1,437,125)
Employee entitlements	284,844	257,023
Accounts payable and accrued expenses	(1,915,731)	1,158,348

Net cash used in operating activities	(10,179,308)	(778,321)

Cash flows from investing activities:
Purchases of property, plant and equipment	(135,252)	(543,217)

Net cash used in investing activities	(135,252)	(543,217)

Cash flows from financing activities:
Proceeds from borrowings	767,471	921,725
Repayment of borrowings	(639,559)	(768,104)
Proceeds from stock options exercised	194,761	13,818

Net cash provided by financing activities	322,673	167,439

Net decrease in cash and cash equivalents	(9,991,887)	(1,154,099)
Cash and cash equivalent at beginning of period	23,649,417	15,089,209
Effect of exchange rate changes on cash	1,013,372	0

Cash and cash equivalents at end of period	14,670,902	13,935,110

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•	Blood glucose – UBS provides services and acts as a non-exclusive manufacturer of test strips for LifeScan’s “OneTouch® Verio®” blood glucose testing product, pursuant to a Master Services and Supply Agreement with LifeScan (“Master Services and Supply Agreement”). LifeScan continues its global rollout of the OneTouch® Verio® product, which is now available in countries that represent over 90% of the world self-monitoring blood glucose market including North America, major European markets, Japan and Australia. We also undertake research and development work for LifeScan from time to time pursuant to a development and research agreement (“Development and Research Agreement”).

•	Coagulation testing market – UBS is working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market pursuant to a collaboration agreement (“Collaboration Agreement”), and will manufacture test strips for these products under a supply agreement with Siemens. We are seeking other partners and distributors for those parts of the point-of-care coagulation market not addressed by the Siemens collaboration.

•	Other electrochemical-cell based tests – We are working on broadening the application of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements or strategic alliances with respect to any tests arising from this work.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2012, included in the Form 10-K of Universal Biosensors, Inc.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider our own and counterparty credit risk. At September 30, 2013 and year ended December 31, 2012, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach, using observable market inputs such as forward rates and incorporating non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and estimated costs necessary to dispose. Inventories are principally determined under the average cost method which approximates cost. Cost comprises direct materials, direct labor and an appropriate portion of variable and fixed overhead expenditure, the latter being allocated on the basis of normal operating capacity. Cost also includes the transfer from equity of any gains/losses on qualifying cash flow hedges relating to purchases of raw material. Costs of purchased inventory are determined after deducting rebates and discounts.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Nine Months Ended September 30,	Year Ended December 31,
	2013	2012
	A$	A$
Raw materials	2,284,831	2,925,482
Work in progress	18,997	120,596
Finished goods	79,891	556,159

	2,383,719	3,602,237

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

	Nine Months Ended September 30,	Year Ended December 31,
	2013	2012
	A$	A$
Accounts receivable	1,916,774	2,282,888
Allowance for doubtful debts	0	0

	1,916,774	2,282,888

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Research and development expenses for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	A$	A$	A$	A$
Research and development expenses	3,901,823	3,771,140	11,807,954	9,154,784

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

We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to and including the 2012 financial year have been filed. Internationally, consolidated income tax returns up to and including the 2012 financial year have been filed.

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

Our overall ARO changed as follows:

	Nine Months Ended September 30,	Year Ended December 31,
	2013	2012
	A$	A$
Opening balance	2,351,464	2,166,691
Accretion expense	148,848	184,773

Ending balance	2,500,312	2,351,464

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Where our agreements contain multiple elements, or deliverables, such as the manufacture and sale of products, provision of services or research and development activities, they are assessed to determine whether separate delivery of the individual elements of such arrangements comprises more than one unit of accounting. Where an arrangement can be divided into separate units of accounting (each unit constituting a separate earnings process), the arrangement consideration is allocated amongst those varying units based on the relative selling price of the separate units of accounting and the applicable revenue recognition criteria applied to the separate units. Selling prices are determined using fair value as determined by either vendor specific objective evidence or third party evidence of the selling price, when available, or the Company’s best estimate of selling price when fair value is not available for a given unit of accounting.

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

Product and Service Agreements

In October 2007, the Company and LifeScan entered into a Master Services and Supply Agreement, under which the Company provides certain services to LifeScan in the field of blood glucose monitoring and acts as a non-exclusive manufacturer of blood glucose test strips. The Master Services and Supply Agreement was subsequently amended and restated in May 2009. The Company has concluded that the Master Services and Supply Agreement should be accounted for as three separate units of accounting: 1) research and development to assist LifeScan in receiving regulatory clearance to sell the blood glucose product (milestone payment), 2) contract manufacturing of the blood glucose test strips (contract manufacturing) and 3) ongoing services and efforts to enhance the product (product enhancement).

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

Of the six milestones, the Company has delivered on two as of September 30, 2013:

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

There were no revenues recognized for the three months and nine months ended September 30, 2013 relating to the deliverable of the milestones pursuant to the Collaboration Agreement. Of the total amount of A$4,230,349 (equivalent to US$4,285,714) recognized as revenue for the 2012 financial year, A$2,961,245 (equivalent to US$3.0 million) relates to the achievement of the two milestones whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones based upon their relative estimate of selling price.

Interest income

Interest income is recognized as it accrues, taking into account the effective yield on the cash and cash equivalents.

Research and development tax incentive income

Research and development tax incentive income is recognized when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured.

For the three months and six months ended September 30, 2013, the Company has recorded research and development tax incentive income of A$4,250,864 under the caption “Other” in the consolidated condensed statements of comprehensive income. There was no research and development tax incentive income recognized for the three months and nine months ended September 30, 2012.

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

The Company has recorded foreign currency transaction gains/(losses) of A$15,926 and (A$177,011) for the three month period ended September 30, 2013 and 2012, respectively and A$724,989 and (A$307,249) for the nine month period ended September 30, 2013 and 2012, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Our contingent liabilities as at September 30, 2013 are as follows:

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

Leased Assets

All of the Company’s leases for the periods ending September 30, 2013 and December 31, 2012 are considered operating leases. The costs of operating leases are charged to the statement of comprehensive income on a straight-line basis over the lease term.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Aug-13	Mar-13	Nov-12	Nov-12	Sep-12	Mar-12
Exercise Price (A$)	0.71	0.79	Nil	1.09	0.73	0.75
Share Price at Grant Date (A$)	0.71	0.79	1.09	1.09	0.73	0.75
Volatility	64%	65%	66%	66%	67%	67%
Expected Life (years)	7	7	7	7	7	7
Risk Free Interest Rate	3.54%	3.37%	2.82%	2.82%	3.00%	3.78%
Fair Value of Option (A$)	0.41	0.45	1.09	0.63	0.42	0.44

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2012	11,718,464	1.01

Granted	91,500	0.44
Exercised	(824,633)	0.30
Lapsed	(161,000)	1.06

Balance at September 30, 2013	10,824,331	1.06

The number of options exercisable as at September 30, 2013 and September 30, 2012 was 8,344,277 and 7,677,785, respectively. The total stock compensation expense recognized in income statements was A$175,623 and A$257,229 for the three month period ended September 30, 2013 and 2012, respectively and A$469,125 and A$732,573 for the nine month period ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was A$541,035 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2013	255,240
2014	232,862
2015	51,717
2016	1,216

541,035

The aggregate intrinsic value for all options outstanding as at September 30, 2013 and September 30, 2012 was zero.

(b)	Restricted Share Plan

Our Employee Share Plan was adopted by the Board of Directors in 2009. The Employee Share Plan permits our Board to grant shares of our common stock to our employees and directors (although our Board has determined not to issue equity to non-executive directors). The number of shares able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

The table below sets forth the RSUs issued by the Company since January 1, 2012:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued

November, 2012	77,945	A$	84,960
May, 2013	917	A$	1,000

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2012	196,089	1.10
Release of restricted shares	(6,752)	1.04
Granted	917	1.09

Balance at September 30, 2013	190,254	1.10

Employee Benefit Costs

The Company contributes to standard defined contribution superannuation funds on behalf of all employees. This contribution amount, formerly equal to 9% of each employee’s salary, was increased by law to 9.25% of each employee’s salary with effect from 1 July 2013. Superannuation is a compulsory savings program whereby employers are required by law to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. The Company permits employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the statements of comprehensive income as they become payable.

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

The tax effects allocated to each component of other comprehensive income is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Three months ended September 30, 2013
Reclassification for losses realized in net income	0	0	0

Other comprehensive loss	0	0	0

Three months ended September 30, 2012
Reclassification for gains realized in net income	0	0	0

Other comprehensive gain	0	0	0

Nine months ended September 30, 2013
Reclassification for gains realized in net income	0	0	0

Other comprehensive gain	0	0	0

Nine months ended September 30, 2012
Reclassification for losses realized in net income	83,339	0	83,339

Other comprehensive loss	83,339	0	83,339

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

On July 18, 2013, the FASB issued ASU 2013-11, which requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carry forward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the UTBs. ASU 2013-11 is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the company’s financial statements.

Related Party Transactions

Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, are set out below:

In September 2011, we entered into a non-exclusive license agreement with SpeeDx Pty Ltd (“SpeeDx”) pursuant to which SpeeDx granted us a license to use its proprietary MNAzyme technology in the field of molecular diagnostics. Under the agreement we make milestone payments totaling A$500,000 to SpeeDx if certain specified targets are achieved and royalty payments ranging from 5% to 15% of that portion of our sales and licensing revenues arising from SpeeDx technology or products incorporating SpeeDx technology.

In August 2013, we entered into a consulting agreement with SpeeDx pursuant to which we will provide certain services relating to the establishment and maintenance of a quality management system at SpeeDx. Consulting fees expected to be received under this agreement are approximately A$235,000 and a success fee of A$50,000 will be paid upon successful ISO13485 certification of SpeeDx provided that the certification audit occurs within 12 months of the commencement date of this consultancy agreement.

Messrs Denver and Jane are directors of the Company and SpeeDx. Talu Ventures Pty Ltd, of which Mr. Jane is a director, is a fund manager for a fund which holds approximately 33% of the issued shares in SpeeDx. Until September 27, 2013, PFM Cornerstone Limited held approximately 6% of our shares (this holding has since decreased to approximately 1% of our shares), and PFM Cornerstone Limited also holds approximately 33% of the issued shares in SpeeDx. Messrs Denver and Hanley are directors of the Company and PFM Cornerstone Limited.

By way of statement on Schedule 13G dated February 7, 2013, Johnson and Johnson Development Corporation (a venture capital wholly owned subsidiary of Johnson & Johnson) reported that it no longer owned any shares in the Company. As a result of this, it is no longer a related party as of September 30, 2012.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Dr. Wilson, who resigned as a director of the Company in August 2013, is the spouse of Mr. Steven Wilson, who is a substantial stockholder and officer of the parent company of Wilson HTM Corporate Finance Limited (“Wilson HTM”). On November 26, 2012, we placed 13,334,000 shares of common stock at A$0.90 per share, and raised an aggregate total of A$12,000,600 (before expenses of the offer) (“Placement”). Wilson HTM acted as Lead Manager and Bookrunner for the Placement. Veritas Securities Limited acted as Co-manager to the Placement. We paid Wilson HTM a management fee of A$180,009 and a selling fee of A$360,018 in connection with the Placement. In addition, we reimbursed Wilson HTM for certain of their outgoing costs and expenses incurred in connection with the Placement. We raised A$11,460,573 net of management and selling fees paid to Wilson HTM in the Placement.

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•	Blood glucose – UBS provides services and acts as a non-exclusive manufacturer of test strips for LifeScan’s “OneTouch® Verio®” blood glucose testing product, pursuant to a Master Services and Supply Agreement with LifeScan (“Master Services and Supply Agreement”). LifeScan continues its global rollout of the OneTouch® Verio® product which is now available in countries that represent over 90% of the world self-monitoring blood glucose market including North America, major European markets, Japan and Australia. We also undertake research and development work for LifeScan from time to time pursuant to a development and research agreement (“Development and Research Agreement”).

•	Coagulation testing market – UBS is working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market pursuant to a collaboration agreement (“Collaboration Agreement”), and will manufacture test strips for these products under a supply agreement with Siemens. We are seeking other partners and distributors for those parts of the point-of-care coagulation market not addressed by the Siemens collaboration.

•	Other electrochemical-cell based tests – We are working on broadening the application of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements or strategic alliances with respect to any tests arising from this work.

Universal Biosensors, Inc.

Results of Operations

Analysis of Consolidated Revenue

Our consolidated sales decreased by 71% and 48% to A$2.5 million and A$12.1 million, respectively during the three and nine months ended September 30, 2013 compared to the same periods in the previous financial year, reflecting a reduction in manufacturing of blood glucose test strips and in contract research and development activities that was offset in part by an increase in the quarterly service fee paid to the Company by LifeScan.

Revenue from Products

OneTouch® Verio® was first launched in the Netherlands in January 2010 and is now available in countries that represent over 90% of the world self-monitoring blood glucose market. The manufacturing results of the blood glucose test strips during the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	A$	A$	A$	A$

Revenue from products	1,396,357	5,156,432	8,597,428	14,615,281
Cost of goods sold	(1,756,957)	(4,295,066)	(8,677,388)	(13,611,253)

	(360,600)	861,366	(79,960)	1,004,028

Production margin	(26%)	17%	(1%)	7%

Pursuant to the agreement we have with LifeScan, one of two pricing methodologies will apply depending on whether we received purchase orders above or below a specified quantity of blood glucose test strips in a quarter. If purchase orders for less than the specified quantity of test strips are received within a quarter, we are considered to be in the “interim costing period”. In the interim costing period, the Company is not expected to generate any profit from the manufacture of test strips, but is expected to recover most of its glucose manufacturing costs. If purchase orders increase beyond the specified quantity of blood glucose test strips per quarter, the interim costing period will cease to apply and a different pricing methodology will apply, at which time we expect our blood glucose manufacturing operations to be profitable. With the exception of the second and third quarters of 2013, we operated outside the interim costing period in all other periods mentioned above.

Revenue from product sales may vary every quarter and is dependent on LifeScan’s requirements.

Revenue and production margins from products were lower during the three and nine months ended September 30, 2013 when compared to the same periods of the previous financial year as LifeScan has been sourcing a greater proportion of worldwide OneTouch® Verio® strip demand from its own facilities in Scotland.

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

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
		A$	A$	A$	A$
Revenue from services:	Quarterly services fee	832,691	555,339	2,433,424	1,569,861
	Contract research and development	0	2,914,773	479,893	7,141,159
	Other services	284,538	32,095	582,268	51,715

		1,117,229	3,502,207	3,495,585	8,762,735
Cost of services		(236,334)	(223,760)	(868,347)	(653,739)

		880,895	3,278,447	2,627,238	8,108,996

Quarterly service fee – The quarterly service fee increased by 50% and 55%, respectively during the three and nine months ended September 30, 2013 compared to the same period in the previous financial year, reflecting ongoing market penetration and despite the impact of the worldwide recall of OneTouch® Verio® meters that occurred during the second quarter of 2013.

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

Contract research and development – The nature and scope of contract research and development are determined by our customers and partners based upon their requirements, and therefore our revenues and margins tend to fluctuate. We generated revenue of A$479,893 as reimbursement of costs for additional meter development work we undertook on behalf of Siemens during the second quarter of 2013. We did not perform and generate any revenue from contract research and development during the first and third quarters of 2013. Revenue from contract research and development for the three and nine months ended September 30, 2012 related to the following:

•	We generated revenues of A$859,472 and A$2,910,810, respectively, during the three and nine months ended September 30, 2012 relating to a project to demonstrate the feasibility of an innovative blood glucose product that we undertook for LifeScan. This project was completed towards the end of 2012.

•	In June and July 2012, the Company delivered on its first and second milestones by achieving proof of technical feasibility of a new test strip and received payments of A$1,522,534 (equivalent to US$1.5 million) and A$1,438,711 (equivalent to US$1.5 million), respectively from Siemens as consideration. A sum of A$2,055,301 (equivalent to US$2,142,857) and A$4,230,349 (equivalent to US$4,285,714) has been recognized as revenue from services for the three and nine months ended September 2012, respectively in this regard.

Other services – We generated revenues principally from Siemens based on work undertaken for them during the three and nine months ended September 30, 2013 and 2012.

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	A$	A$	A$	A$
Research	470,363	307,514	1,449,042	1,229,484
Development	3,431,460	3,463,626	10,358,912	7,925,300

Research and development expenses	3,901,823	3,771,140	11,807,954	9,154,784

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

Universal Biosensors, Inc.

Research and development expenditure increased by 3% and 29% during the three and nine months ended September 30, 2013 compared to the same period previous financial year. The increase is explained by the number of tests we have in the development phase. During the first half of 2012, we only had the Prothrombin Time test in the development stage. In addition to the Prothrombin Time test, which is in the final stages of the development phase and is anticipated to launch during the first half of 2014, we currently have three other tests which are in the development phase prior to launch. Of these three tests, all within the point-of-care coagulation market, two tests are part of our collaboration with Siemens.

A significant portion of our development costs, and in particular costs relating to the design and development of handheld analyzers, devices used in conjunction with a strip assay to measure a specific analyte, is currently spent on work that is outsourced. Costs for outsourced development as a proportion of the development costs for the three months ended September 30, 2013 and 2012 were 44% and 36%, respectively and 42% and 28% for the nine months ended September 30, 2013 and 2012, respectively.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	A$	A$	A$	A$
Depreciation	152,194	149,562	456,952	508,232
Share based payments	75,537	111,358	203,188	318,014

	227,731	260,920	660,140	826,246

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended September 30, 2013 and 2012 were A$2,480,533 and A$2,967,477, respectively and A$8,254,523 and A$6,941,353 for the nine months ended September 30, 2013 and 2012, respectively.

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

General and administrative expenses for the respective periods did not fluctuate significantly and are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	A$	A$	A$	A$
General and administrative expenses	1,684,703	1,605,838	4,480,101	4,674,694

Universal Biosensors, Inc.

The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	A$	A$	A$	A$
Depreciation	17,915	25,559	54,252	71,650
Share based payments	84,528	123,195	224,089	350,917

	102,443	148,754	278,341	422,567

Interest Income

Interest income increased by 37% and 24% during the three and nine months ended September 30, 2013 compared to the same period in the previous financial year. The increase in interest income is generally attributable to the higher amount of funds available for investment.

Interest Expense

Interest expense for the current financial year relates to a 2.95% interest being charged on a short-term borrowing initiated in February 2013. In comparison, interest expense for the 2012 financial year relates to a 3.2% interest being charged on a short-term borrowing initiated in January 2012.

Other

The Company has recorded research and development tax incentive income of A$4,250,864 for the three months and nine months ended September 30, 2013 under this caption. The balance is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

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

Universal Biosensors, Inc.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	A$	A$
Financial assets:
Cash and cash equivalents	14,670,902	23,649,417
Accounts receivable	1,916,774	2,282,888

Total financial assets	16,587,676	25,932,305

Debt:
Short term borrowings	127,912	0

Total debt	127,912	0

Net financial assets	16,459,764	25,932,305

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

We regularly review all our financial assets for impairment. There were no impairments recognized for the nine months ended September 30, 2013 and for the year ended December 31, 2012.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At September 30, 2013 and year ended December 31, 2012, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at September 30, 2013 and December 31, 2012. During the periods ended September 30, 2013 and December 31, 2012, there were no gains recognized and recorded in earnings. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended September 30, 2013 and December 31, 2012. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	A$	A$
Cash and cash equivalents	14,670,902	23,649,417
Working capital	18,357,836	24,168,714
Ratio of current assets to current liabilities	4.10 : 1	4.83 : 1
Shareholders’ equity per common share	0.18	0.23

Universal Biosensors, Inc.

The movement in cash and cash equivalents and working capital during the nine months ended September 30, 2013 was primarily due to an increase in cash spent on research and development costs, as well as an increase in working capital requirements due to the timing of cash receipts and payment of expenses during the period. In addition to the reductions resulting from operating outflows of cash in 2012, we also had financing inflows of A$12,524,124 (net of related transaction costs) which we raised in capital by way of a Placement and Share Purchase Plan. We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	A$	A$
Cash provided by/(used in):
Operating activities	(10,179,308)	(778,321)
Investing activities	(135,252)	(543,217)
Financing activities	322,673	167,439

Net increase/(decrease) in cash and cash equivalents	(9,991,887)	(1,154,099)

Our net cash used in operating activities for all periods is for our research and development projects, general and administrative expenditure and manufacture of OneTouch® Verio® strips. The Company’s operating activities consumed more cash during the nine month period ended September 30, 2013 as compared to the same period in 2012 primarily as a result of continued investment in the development of the Siemens products and a decrease in receipts to offset our costs. These outflows during these periods have been partially offset by receipts from our customers and partners, however, the decrease in receipts is a result of lower levels of OneTouch® Verio® strips manufactured in our facility and a decrease in contract research and development services revenue. This was partially offset by an increase in the amount of the quarterly service fees paid by LifeScan.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment, and the fit out of our facilities based on our needs.

A$194,761 and A$13,818 of the financing activities for the nine months ended September 30, 2013 and 2012 are attributable to proceeds received from employees exercising their options. The balance of the financing activity represents us taking advantage of a favorable borrowing opportunity to prepay our annual insurances.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2013 are:

A$
Less than 1 year	295,958
1 - 3 years	11,616
More than 3 years	6,602

Total minimum lease payments	314,176

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Universal Biosensors, Inc.

Contractual Obligations

Our future contractual obligations at September 30, 2013 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,500,312	2,500,312	0	0	0
Operating Lease Obligations (2)	314,176	295,958	11,616	6,602	0
Purchase Obligations (3)	1,124,472	1,124,472	0	0	0
Other Long-Term Liabilities on Balance Sheet (4)	182,282	0	122,740	55,725	3,817

Total	4,121,242	3,920,742	134,356	62,327	3,817

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders.
(4)	Represents long service leave owing to the employees.

Segments

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work.

We operate predominantly in the single geographical area of Australia.

The Company’s total income has been derived from the following countries:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
		A$	A$	A$	A$
Home country	- Australia	123,663	90,377	417,022	335,056
Foreign countries	- Scotland	1,396,357	6,015,904	8,597,428	17,530,091
	- U.S.A.	284,538	2,087,396	1,062,161	4,278,064
	- Switzerland	832,691	555,339	2,433,424	1,569,861

Total	- Foreign countries	2,513,586	8,658,639	12,093,013	23,378,016

Total income		2,637,249	8,749,016	12,510,035	23,713,072

% of total income derived from - LifeScan		85%	75%	88%	81%
- Siemens		11%	24%	8%	18%

We continue to derive a significant portion of our revenues from LifeScan.

The Company’s material long-lived assets are all based in Australia.

Universal Biosensors, Inc.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

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

Although the Company has a hedging program, as at September 30, 2013 and December 31, 2012, there were no open derivatives to be disclosed.

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

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Universal Biosensors, Inc.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

None.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

With the exception of the issuance of shares of common stock upon the exercise of stock options issued to employees, there has been no sale of equity securities by the Company or purchase of equity securities by the Company, or by an affiliated purchaser on behalf of the Company, since December 31, 2012. The table below sets forth the number of employee stock options exercised and the number of shares issued in the nine month period ended September 30, 2013. The Company issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

Exercise Date	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price		Proceeds Received (A$)
May, 2013	40,000	US$	0.22	9,020
June, 2013	672,392	US$	0.22	157,251
June, 2013	36,248	US$	0.26	9,800
Sept, 2013	75,993	US$	0.22	18,690

	824,633			194,761

The funds raised will be used for working capital requirements including the continued development of our existing pipeline of point-of-care tests, and to identify and develop additional tests.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Universal Biosensors, Inc.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements text

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.
(Registrant)

	By:	/s/ Paul Wright
Date: October 30th , 2013		Paul Wright
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: October 30th , 2013		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated October 30th, 2013

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements