Form 10-K
period 2013-12-31
UNIVERSAL BIOSENSORS INC
filed 2014-03-13
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

OR

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-52607

Universal Biosensors, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0424072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Universal Biosensors, Inc. 1 Corporate Avenue, Rowville, 3178, Victoria Australia	Telephone: +61 3 9213 9000	Not Applicable
(Address of principal executive offices)	(Registrant’s telephone number, including area code)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was A$83,008,188 (equivalent to US$76,990,094 ) as of June 30, 2013.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 5, 2014:

Title of Class	Number of Shares
Common Stock, US$.0001 par value	175,608,938

Documents incorporated by reference:

Certain information contained in the registrant’s definitive Proxy Statement for the 2013 annual meetings of stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Information contained on pages F-2 through F-43 of our Annual Report to Stockholders for the fiscal year ended December 31, 2013 is incorporated by reference in our response to Items 7, 7A, 8 and 9A of Part II.

Unless otherwise noted, references on this Form 10-K to “Universal Biosensors,” the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd. Our principal place of business is located at 1 Corporate Avenue, Rowville, Victoria 3178, Australia. Our telephone number is +61 3 9213 9000. Unless otherwise noted, all references in this Form 10-K to “$”, “A$” or “dollars” and dollar amounts are references to Australian dollars. References to “US$” are references to United States dollars.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our, our customers and partners’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our business and product development strategies;

•	our expectations with respect to collaborative, strategic or distribution arrangements;

•	our expectations with respect to the timing and amounts of revenues from our customers and partners;

•	our expectations with respect to the services we provide to, and the development projects we undertake for, our customers and partners;

•	our expectations with respect to regulatory submissions, approvals, market launches of products we develop or are involved in developing;

•	our expectations with respect to sales of products we develop or are involved in developing and the quantities of such products to be manufactured by us;

•	our expectations with respect to our research and development programs, the timing of product development and our associated research and development expenses;

•	the ability to protect our owned or licensed intellectual property; and

•	our estimates regarding our capital requirements, the sufficiency of our cash resources, our debt repayment obligations and our need for additional financing.

The words “anticipates,” believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “projects,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. The forward-looking statements included in this Form 10-K do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in cautionary statements throughout this Form 10-K, particularly those set forth in section “Item 1A—Risk Factors.” However, new factors emerge from time to time and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We do not undertake to update or revise any forward-looking statements.

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

Our principal place of business is 1 Corporate Avenue, Rowville, Victoria 3178, Australia. Our principal telephone number in Australia is +61 3 9213 9000. Our agent for service in the United States is Corporation Service Company of 2711 Centerville Road, Suite 400, Wilmington, DE 19808, United States. We also maintain a web site at www.universalbiosensors.com. The information contained in, or that can be accessed through, our web site is not part of this Form 10-K.

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS by LifeScan, Inc. and other third party licensees. Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International, both affiliates of Johnson and Johnson.

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – We are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market, pursuant to a collaboration agreement with Siemens and, once approved for sale, will manufacture test strips for these products under a Supply Agreement with Siemens. We are also developing our own PT-INR test targeted at the patient self-test market and intend to enter into distribution agreements with respect to that test.

•	Blood glucose – We will provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – We are working on proving the broader applicability of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any tests arising from this work.

Our Strategy

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Key aspects of our strategy include:

•	extending our electrochemical cell technology and proving the broader applicability of our technology platform for markets with significant commercial potential. In particular, at the current time we are focusing on our own PT-INR test targeted at the patient self-test market;

•	seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields. We intend to enter into distribution arrangements with respect our own PT-INR test;

•	undertaking research and development work for our customers and partners;

•	manufacturing products (test strips and meters) for our customers and partners as required;

•	providing post market support services to our customers and partners.

Plan of Operations for the Remainder of the Fiscal Year Ending December 2014

Our plan of operations over the remainder of the fiscal year ending December 2014 is to:

•	continue to undertake research and development work for our customers and partners;

•	manufacture products to satisfy our customers and partners requirements;

•	provide the necessary post-market support for our customers and partners;

•	prove the broader applicability of our technology platform for markets with significant commercial potential, focusing initially on enzymatic, immunoassay and molecular diagnostic point-of-care tests;

•	seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

Financial information about segments

We operate in one segment. Our principal activities are the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Although our products are intended for sale worldwide, we operate predominantly in one geographical area, that being Australia. For details of our revenues, profit and loss and total assets for financial years ending December 31, 2013, 2012, 2011, 2010 and 2009 refer to “Item 6. Selected Financial Data”.

Description of our business

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use.

Industry background

We operate in the high growth, point-of-care segment of the global in vitro diagnostics (IVD) industry. A large proportion of clinical diagnostics has historically been performed by trained personnel at dedicated or centralized testing sites including hospital laboratories and commercial pathology laboratories. Significant interest has developed in techniques and technologies that allow testing to be performed “on-the-spot” (in real time at the patient’s side). Point-of-care testing can be further divided into consumer self-testing or testing of patients by one of a variety of medical or laboratory professionals in locations such as clinics, physician’s office laboratories and emergency departments. While not all tests are suited to being performed at the point-of-care, we believe our electrochemical cell technology and other technologies could be a suitable platform for adapting a number of relevant central laboratory tests to a point-of-care format.

Point-of-care tests in development and partnering strategy

We are also working to prove the broader applicability of our technology platform for markets with significant commercial potential across enzymatic, immunoassay and molecular diagnostic point-of-care tests. Our strategy is to apply the electrochemical cell technology to different fields and biomarkers and then to either enter into collaborative arrangements or strategic alliances with third parties to develop and commercialize products for those fields or, as is the case of our PT-INR test in development for the patient self-testing market, to complete the development of the products and commercialize them using distributors. We have developed a blood glucose test with LifeScan and are working with Siemens to develop a range of test strip and reader products for the point-of-care coagulation market.

Principal Products and Services

UBS is working with Siemens to develop a range of products for the point-of-care coagulation market and will manufacture test strips for these products. UBS also conducts research and development to prove the broader applicability of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods.

UBS provides LifeScan with research and development services from time to time. Between 2009 and 2013, UBS acted as a non-exclusive manufacturer of blood glucose test strips for LifeScan’s OneTouch® Verio® blood glucose testing product. With effect from December 31, 2013, UBS ceased the manufacture of the OneTouch® Verio® blood glucose test strips for LifeScan. Manufacture of the OneTouch® Verio® strips has been transitioned to LifeScan’s existing facility in Inverness, Scotland. Under the Master Services and Supply Agreement, UBS will continue to be paid the quarterly service fee based on the number of OneTouch® Verio® strips sold, irrespective of the manufacturer of the strips in consideration of services provided.

Facilities

Universal Biosensors Pty Ltd leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. We have had ISO 13485 certification continuously at that site since May 2007. The lease for 1 Corporate Avenue expires on March 31, 2019 with two options to renew the lease for successive five year periods.

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

Distribution

With respect to certain of our products in development, including our PT-INR test, part of our strategy is to establish distribution arrangements in the future.

Regulatory clearances

In all major territories of the world, regulatory clearances are required prior to marketing diagnostic tests. The regulatory clearance requirements vary from country to country and product to product, however, regulatory clearances typically require a satisfactory “technical file”, which provides the regulatory bodies with details of the design and previous testing of the product including safety and efficacy data as well as the details of the conduct of trials which show the suitability for use of the product at the point-of-care. Regulators also require demonstration of continuing compliance with an appropriate quality management system. There is no common international regulatory body and we, or our relevant customer or partner or distributor, would be required to submit for clearance to sell in each of the major jurisdictions in which we or our relevant customers and partners seeks to market products. For example, for Europe, a “Notified Body” assesses the quality system and product technical file, whereas in the United States, the Food and Drug Administration, or “FDA”, is the regulatory body responsible for the examination of the design and performance of the device and for assessment of our quality system.

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

If we are developing a product for a customer or partner, our customers and partners are generally responsible for obtaining and maintaining all applicable regulatory approvals and determining the location and timing for submissions for regulatory clearance. We may provide a supporting role in this process. We will however be responsible for the regulatory approvals of the products which we wish to take to market through distributors.

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

Refer Note 1
Electrochemical On-Board Control Detection (this patent family relates to an on-board control system of a sensor, wherein the control system can test/verify the viability of the sensor)	Refer Note 1
Electrochemical Cell (this patent family relates to a method and an electrochemical biosensor for determining the concentration of an analyte in a carrier)	2022
Electrochemical Method (this patent family provides an improved method and biosensor for determination of the concentration of an analyte in a carrier which provides improved accuracy, reliability and speed over prior techniques)	2024
Electrochemical Cell (this patent family relates to an electrochemical cell for determining the concentration of an analyte in a carrier)	2016
Electrochemical Method for Measuring Chemical Reaction Rates (this patent family relates to the measurement of the progress of a chemical reaction that generates an electroactive reaction product that is subsequently detected at an electrode amperometrically or coulometrically)	2023
Electrochemical Cell Connector (this patent family relates to a connector to provide electrical connection between an electrochemical cell of a strip type sensor and meter circuitry)	2026
Method and Apparatus for Rapid Electrochemical Analysis (this patent application relates to an improved method and apparatus for electrochemical analysis)	2026
Methods and Apparatus for Analyzing a Sample in the Presence of Interferents (this patent application relates to methods and apparatus for determining analyte concentrations in a rapid and accurate manner)	2026
System and Method for measuring an Analyte in a Sample (this patent relates to a method for measuring a temperature corrected glucose concentration over a temperature range)	2029

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

Dependence on single customer

As shown in the table below, we continue to receive a significant portion of our revenue from LifeScan. All revenue from products to December 31, 2013 was paid in connection with the manufacture of strips for LifeScan and the majority of our revenue from services is also derived from LifeScan.

	Years Ended December 31,
	2013	2012	2011
	A$	A$	A$
Revenue from products	10,170,804	19,368,745	12,063,582
Revenue from services	4,918,868	10,277,698	2,632,870
Research and development tax incentive income	6,279,954	0	0
Interest income	499,970	437,171	683,323

Total income	21,869,596	30,083,614	15,379,775

Revenue from LifeScan as a % of total income	62%	82%	96%

While we will no longer manufacture OneTouch® Verio® blood glucose test strips for LifeScan, we are paid a quarterly service fee based on the number of such strips sold. Our dependence on the quarterly service fees from LifeScan for a significant proportion of our revenue is likely to continue until we start to receive meaningful revenues from other collaborative arrangements or strategic alliances with third parties and from the sale of our own products. We started generating revenues from Siemens during 2012 and 7% of our total income in fiscal year 2013 was derived from our arrangement with Siemens.

We did not have any significant backlog orders as of December 31, 2013 and 2012.

Competitive conditions of our business

Our revenue is currently highly dependent on the success of the OneTouch® Verio® blood glucose product we have developed with LifeScan. OneTouch® Verio® was first launched in the Netherlands in January 2010 by LifeScan and has subsequently been launched in countries that represent over 90% of the world self-monitoring blood glucose market including North America, major European markets and Australia. LifeScan is responsible for all sales and marketing decisions and any decision to introduce the product to new territories and the timing of those decisions.

The global diabetes market place is intensely competitive and dominated by multinationals such as LifeScan, Roche, Abbott and Bayer. Changes to reimbursement of blood glucose monitoring supplies in the US market has further intensified pricing competition and margin pressures over the past 12 months. At the same time, during 2013, the International Standards Organisation released new guidelines that increase the accuracy and performance requirements for blood glucose monitoring systems. Although OneTouch® Verio® has been well received in the jurisdictions in which it has been launched, LifeScan controls the commercialization of the OneTouch® Verio® product and we do not know whether customers will prefer it over competitive offerings, nor the rate at which it might continue to be adopted.

Siemens is responsible for all sales and marketing decisions with respect to the products we develop for them and for any decision to introduce the products to new territories and the timing of those decisions. We expect that the range of test products for the point-of-care coagulation market that we are developing with Siemens will compete with existing point-of-care technologies from competitors such as Roche Diagnostics, Alere Inc. and Abbott Point of Care. The test will also have to compete with the central laboratory which includes systems marketed by Siemens AG, Diagnostica Stago, Abbott Laboratories, Sysmex and Beckman Coulter, Inc. All of these companies have well established brand recognition, sales and marketing forces, and have significant resources available to support their product.

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

Our research and development expenditure during the last three fiscal years were as follows:

	Years Ended December 31,
	2013	2012	2011
	A$	A$	A$
Research and development expenses	15,483,902	13,482,459	9,812,396

We undertake research and development for our self and on behalf of our customers and partners. Research and development activities undertaken on behalf of our customers and partners were A$10,401,575, A$9,985,591 and A$851,436 for the fiscal years ended 2013, 2012 and 2011, respectively.

Employees

At March 5, 2014, we had 79 full time employees in our Melbourne facility, spanning production, engineering, quality and regulatory, research and development and administration.

Financial information about geographic areas

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work. We operate predominantly in one geographical area, being Australia. Our total income has been derived from the following countries:

	Years Ended December 31,
	2013	2012	2011
	A$	A$	A$
Home country—Australia	6,779,924	437,171	683,323

Foreign countries
- Scotland	10,170,804	22,454,227	14,143,270
- U.S.A.	1,456,833	4,955,965	8,919
- Switzerland	3,462,035	2,236,251	544,263

Total—foreign countries	15,089,672	29,646,443	14,696,452

Total income	21,869,596	30,083,614	15,379,775

Our material long-lived assets are all based in Australia.

Available Information

We file annual and quarterly reports, proxy statements and other information with the SEC. Stockholders may read and copy any reports, statements or other information that we file at the SEC’s Public Reference Rooms at 100 F. Street, NE, Washington, D.C. 20549. Please call the Securities and Exchange Commission (the “SEC”) at 1-800-SEC-0330 for further information about the public reference rooms. Our public filings are also available from commercial document retrieval services and at the Internet Web site maintained by us at http://universalbiosensors.com and the SEC at http://www.sec.gov.

We provide without charge to each person solicited by the Proxy Statement a copy of our Annual Report on Form 10-K, including our financial statements but excluding the exhibits to Form 10-K other than Exhibit 13. The Annual Report includes a list of the exhibits that were filed with the Form 10-K, and we will furnish a copy of any such exhibit to any person who requests it upon the payment of our reasonable expenses in providing the requested exhibit. For further information, please contact our Company Secretary, Cameron Billingsley at +612 8115 9801 or write us at 1 Corporate Avenue, Rowville VIC 3178. You may also send an email to us at companysecretary@universalbiosensors.com. Our Annual Report on Form 10-K, proxy statement, and our other filings with the SEC, including the exhibits, are also available for free on our Internet site (http://universalbiosensors.com) and the SEC’s Internet site (http://www.sec.gov).

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

The blood glucose test strips for the One Touch® Verio® product which we developed with LifeScan were first launched in the Netherlands in January 2010 and are now available in much of the world’s self-monitored blood glucose market including North America, major European markets and Australia. While market acceptance for One Touch® Verio® has been positive to date, there is no guarantee that the product will secure and maintain adequate market share in a timely fashion.

Likewise, we cannot be sure that any other products we are involved in developing with our customers and partners, such as the test strip and reader products for the point-of-care coagulation market that we are developing with Siemens or our own PT-INR test, will be successful in the marketplace or will secure and maintain adequate market share.

Our ability to be or maintain profitability in the future will be adversely affected if any of the products that we are involved in developing fail to achieve or maintain market acceptance or compete effectively in the market place. It would reduce or eliminate our revenues from product sales and/or manufacturing and have a material adverse effect on our business and financial position.

We are currently dependent on revenue from LifeScan.

The majority of our income is currently derived from LifeScan. With effect from December 31, 2013, we no longer manufacture OneTouch® Verio® blood glucose test strips for LifeScan, however, we will be paid a quarterly service fee based on the number of strips sold. Our business is currently dependent on the sales of the blood glucose test strips for the OneTouch® Verio® product. Any changes in the level of test strip sales will directly affect the amount of the quarterly service fee paid by LifeScan and, as a result, our business.

We do not currently have, and may never have, any products other than the blood glucose test strips for the One Touch® Verio® product that generate substantial revenues.

Because we no longer manufacture the blood glucose test strips developed with LifeScan, our manufacturing capacity may not be fully utilized or may not be utilized at all. If we are unable to transfer capacity to the manufacture of other products, we will be faced with surplus capacity in our manufacturing operations. If the Master Services and Supply Agreement with LifeScan is terminated as a result of either party defaulting on its material obligations, becoming insolvent, or as a result of other factors detailed in the Master Services and Supply Agreement we would cease to receive quarterly service fees from the sale of blood glucose strips. In addition, LifeScan has the ability to terminate the obligation to pay service fees to us by paying us a lump sum amount, but may only do so once it has paid us a certain level of service fees (which we do not expect will occur until worldwide sales volumes have increased significantly) or has abandoned the commercialization of the product. The service fee revenue is an ongoing amount LifeScan is obligated to pay to us based on the number of strips sold by LifeScan regardless of who manufactures the strips. If LifeScan did terminate its obligation to pay the service fees, although we would receive a lump sum payment, we would cease to receive ongoing service fee revenue and our ongoing future business would be adversely affected.

An important part of our strategy is to seek to enter into other collaborative arrangements or strategic alliances with respect to the development and commercialization of specific tests or in specific fields. Our dependence on LifeScan for a significant proportion of our revenue is likely to continue until we start to receive meaningful revenues from other collaborative arrangements or strategic alliances with third parties, such as our arrangement with Siemens, and/or until we receive meaningful revenues from our own products which we intend to commercialize through distributors, such as our PT-INR product.

Our current and future customers and partners may choose to utilize less of our research and development services. If the development and research work we undertake was materially reduced or ceased, we would lose an ongoing source of income which would have a material adverse effect on our business and financial position.

Inability to maintain compliance with the debt covenants.

On December 19, 2013 UBI and UBS entered into a credit agreement with Athyrium Opportunities Fund (A) LP, as administrative agent (the “Administrative Agent”) and as a lender, and Athyrium Opportunities Fund (B) LP as a lender (Athyrium A and Athyrium B together with any other lenders party thereto from time to time, the “Lenders”) (the “Credit Agreement”) pursuant to which the Lenders agree to provide term loans to UBS in the principal amount of up to US$25,000,000. A first tranche loan of US$15,000,000 was drawn on December 2013 and a further two tranches each of US$5,000,000 may be drawn within 30 days of any fiscal quarter ending on or before January 30, 2015 in which UBS satisfies certain conditions. Unless the facility is otherwise terminated earlier pursuant to the terms of the Credit Agreement, UBS is required to repay the outstanding principal amount of the loans drawn down, together with all accrued and unpaid interest thereon and all other obligations on December 19, 2018 (the “Maturity Date”). The Credit Agreement is secured by substantially all of the assets of UBS and UBI, including the stock in UBS held by UBI. The obligations of UBS under the Credit Agreement are guaranteed by UBI.

UBS’ ability to maintain compliance with the covenants in our Credit Agreement is dependent upon, among other things, our ability to continue to execute our business plans and our ability to generate cash from operations. The debt facility is subject to certain specified events of default, defaults relating to non-payment, breach of covenants or inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and insolvency defaults, material judgment defaults, regulatory defaults, the occurrence of a material adverse effect, or un-remedied material breach by UBS or UBI or termination of a key contract. The occurrence of an event of default could result in the amounts owing under the Credit Agreement, including all unpaid principal and interest being due and payable, and could result in the administrative agent enforcing its security over the assets of UBS and UBI. If the loans are accelerated or commitments terminated, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our debt covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. In addition, an event of default under our key commercial contracts could result in a cross-default under our Credit Agreement. All of the foregoing could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Deviations from expected results of operations and/or expected cash requirements could result in a default under our Credit Agreement and/or adversely affect our financial condition and results of operations.

Our principal sources of liquidity are cash flows from operations, cash and cash equivalents and availability under our debt facility. Our operating activities generally provide a proportion of cash to fund our working capital requirements and, together with borrowings under our debt facility, are expected to be sufficient to fund our operating needs and capital requirements for at least the next twelve months, based on current assumptions regarding the amount and timing of such expenditures and anticipated cash flows. Although we currently expect to remain in compliance with the Credit Agreement, based on our current expectations, any significant deviation in actual results from our expected results of operations, any significant deviation in the amounts or timing of material expenditures from current estimates, the termination of any of our key commercial contracts with LifeScan or Siemens, or other significant unanticipated expenses could result in a default under our Credit Agreement, have a material adverse effect on our financial condition and/or may result in the need for additional debt or equity financing.

Our debt covenants may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

The Credit Agreement includes provisions that place limitations on a number of our activities, including but not limited to our ability to: incur additional debt; create liens on our assets or make guarantees; make certain investments or loans; pay dividends; dispose of or sell assets; or enter into acquisitions, mergers or similar transactions. These covenants could restrict our ability to pursue opportunities to expand our business operations. We are required to maintain unrestricted cash of US$2,000,000 in a specified bank account at all times. Other than this, substantially all cash, excluding cash set aside for the benefit of employees (and certain other exceptions), will be applied to repayment of amounts outstanding under the Credit Agreement.

Our business strategy and revenue relies on our ability to enter collaborative arrangements with other companies and there is a risk that we will not be able to enter into collaborative arrangements with respect to our products.

Our business strategy involves proving the broader applicability of our technology platform for a number of different products/technologies and then entering into collaborative arrangements, licensing agreements, strategic alliances or distribution arrangements for these products/technologies. We have not established any internal product sales and marketing capacity and to achieve commercial success we must enter into and maintain successful arrangements with others to sell, market and distribute products that we are involved in developing. We may not be able to enter into such collaborative arrangements, strategic alliances or distributions arrangements in a timely fashion and on acceptable terms, if at all. Our inability to enter such arrangements would be detrimental to our strategy, business and financial position. Our ability to enter into collaborative, strategic or distribution arrangements will suffer if the technologies developed by us are not perceived as being comparable or superior to established laboratory methods or other products.

If we are unable to enter collaborative or distribution arrangements with respect to certain of our products/technologies, we may have to change strategy, delay, reduce the scope of or eliminate some or all of our development programs or liquidate some or all of our assets or seek to raise additional capital. As a result, we may not be able to pursue what we consider to be worthwhile commercial opportunities and significant monies and management time invested may be rendered unproductive and worthless. Our inability to enter collaborative or strategic arrangements would thus have a material adverse effect on our business and financial position.

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

Likewise, distribution arrangement will also expose us to a number of additional comparable risks, including that the distributor may not perform as required.

Allegedly defective design or the manufacture of allegedly defective products could potentially expose us to substantial costs, write-offs and reputational damage.

Allegedly defective designs or manufacture of allegedly defective products exposes us to the risk of product liability claims and product recalls, resulting in substantial costs, write-offs and potential delays in our shipment of product to customers, decreased demand for products, loss of revenue and cash flow, reputational damage, costs of related litigation, increases in our insurance premiums and increased scrutiny by regulatory agencies, claims by our customers and may trigger the dissolution of partnerships or collaborative relationships. The occurrence of certain of these events may trigger an event of default under our Credit Agreement. While we will seek to mitigate our loss by obtaining appropriate insurances and appropriate contractual protections, if we are unable to maintain our insurance at an acceptable cost or on acceptable terms with adequate coverage, or negotiate appropriate contractual protections or otherwise protect against potential product liability claims, we will be exposed to significant liabilities. Recalls would harm our business and compromise the performance of our obligations to our customers and would have a material adverse effect on our business and financial results and may result in claims by our customers or partners and may trigger the dissolution of partnerships or collaborative relationships. Any claim for damages by our customers or other claim against us could be substantial.

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

Our agreements with our customers to date have contained milestone based payments, many of which are payable upon the achievement of technical development milestones. Such milestone payments may not cover the cost of our research and development activities. In the event we are not successful in achieving the relevant development milestone, we will not receive the milestone payments associated with the milestone which would have an adverse effect on our revenue and financial position. Failure to achieve certain development milestones may have an impact on our covenants under the Credit Agreement. Furthermore, if we are unable to develop a product for a customer, it may eliminate an important revenue stream for us which may result in us not being profitable, or trigger dissolution of partnerships or collaborative relationships.

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

LifeScan and our other licensees have a considerable degree of control over the manner that the intellectual property licensed to us is maintained and protected and, as a result, we have reduced control with respect to the maintenance and protection of our licensed patent portfolio. LifeScan is responsible for the prosecution and maintenance of the intellectual property it licenses to us and we are largely dependent on them to defend proceedings or prosecute infringers. The same applies to our other licensees. Our business would be harmed if the licensed patents were infringed or misappropriated. Prosecuting third parties and defending ourselves against third-party claims would be costly, time consuming and divert management’s attention from our business, potentially leading to delays in our development or commercialization efforts. Additionally, if third parties made successful claims, we may be liable for substantial damages or license fees, be required to stop marketing the infringing product or take other actions that are adverse to our business.

Risks associated with regulatory clearance and changes to regulation.

The products we are involved in developing are medical devices and therefore subject to extensive regulation in all major markets. The process of obtaining regulatory clearance is costly and time consuming and there can be no assurance that the required regulatory clearances will be obtained. Products cannot be commercially sold without regulatory clearance. We and our customers and partners may be unable to obtain the necessary clearances to sell or if the clearances are delayed, revoked or subject to unacceptable conditions, the product may not be able to be commercialized which would have a material adverse effect on us.

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

Furthermore, regulation is ongoing and manufacturers and marketers of products are subject to continuous review and periodic inspections. Potentially costly responses may be required to be given by us and our customers including product modification, or post-marketing clinical trials as a condition of approval to further substantiate safety and efficacy or investigate issues of interest. If we or our customers fail to comply with applicable regulatory requirements it may result in fines, delays, suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions and could have a material adverse effect on our operations. Any such regulatory action may also constitute an event of default under our Credit Agreement. Additionally, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in future and could hamper our ability to produce our products when we require.

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

We face risks manufacturing product.

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

Market and economic conditions have been challenging worldwide. Continuing concerns have led to increased market volatility and diminished expectations for world economies. These factors may include fluctuations in foreign exchange rates, inflation, interest rates, rate of economic growth, taxation laws, consumer spending, unemployment rates, government fiscal, monetary and regulatory policies and consumer and business sentiment. Any of these factors have the potential to cause costs to increase or revenues to decline. Continued turbulence in the US, Australian and other international markets and economies may adversely affect our ability to enter into collaborative arrangements, the behavior and financial condition of our current and any future customers and partners and the spending patterns of users of the products we are developing. This may adversely impact demand for our services and for products developed by us. In addition, economic conditions could also impact our suppliers, which may impact on their ability to provide us with materials and components which in turn may negatively impact our business.

Our operations are not currently profitable.

Our operations are not currently, and may never be profitable. To date, we have funded our operations and capital expenditures from revenue from the sale of products and provision of services and with proceeds from the sale of our securities, government grants and interest on investments. On December 19, 2013 we entered into the Credit Agreement which has provided debt financing for our business. We may, however, require additional capital to fund our business operations, which may not be available on acceptable commercial terms, or at all.

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

Our primary operations are conducted at our Corporate Avenue facility in Melbourne, Australia. We take precautions to safeguard our facility, including security, health and safety protocols and maintain applicable insurance. However, we may be impacted by industrial action or operating equipment and facilities may not operate as intended or be unavailable as a result of unanticipated failures or other events outside of our control such as a natural disaster, fire, flood or earthquake or catastrophic breakdowns or deliberate acts of destruction. The occurrence of any of these events may restrict our ability to supply product, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

Investors may be subject to Australian and/or US taxation.

The receipt of dividends by Australian tax resident security holders and any subsequent disposal of our securities by any such Australian tax resident may have both United States and Australian tax consequences depending upon their individual circumstances. This may result in a security holder being subject to tax in both jurisdictions and a tax credit may or may not be available in one jurisdiction to offset the tax paid in the other jurisdiction depending upon the security holder’s individual circumstances.

The price of our shares is highly volatile and could decline significantly.

Our shares of common stock in the form of CDIs were quoted on the ASX and began trading on December 13, 2006. The price of our shares is highly volatile and could decline significantly. The market price of our shares historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including key collaboration agreements and licensing agreements;

•	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan if additional financing becomes necessary;

•	our ability to negotiate and enter into definitive agreements related to any financing transaction, if additional financing becomes necessary;

•	future sales of our common stock or debt or convertible debt securities or other capital-raising activities, and the terms of those issuances of securities;

•	future revenue streams from product sales, if any, by our collaborative partners, and the extent of demand for, and sales of, our products;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or otherwise;

•	our results of operations and financial condition, including our cash reserves, cash burn and cost level;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize products;

•	the loss of key employees;

•	the introduction of technological innovations or other products by our competitors;

•	sales of a substantial number of shares of our common stock by our large stockholders;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	issuance of shares by us, and sales in the public market of the shares issued, upon exercise of our outstanding warrants; and

•	period-to-period fluctuations in our financial results.

For example, from the initial quotation of our shares in the form of CDIs on the Australian Securities Exchange on December 13, 2006 until March 5, 2014, the closing price per share of our shares ranged from a low of A$0.41 during February 2009 to a high of A$2.02 during the first quarter of the 2010 fiscal year and was A$0.36 on March 5, 2014. We may experience a material decline in the market price of our CDIs, regardless of our operating performance and therefore, a holder of our shares may not be able to sell those shares at or above the price paid by such holder for such shares. Sales by our larger shareholders may create volatility or impact how the value of our shares is perceived.

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

Single stockholders with significant holdings or relatively small groups of stockholders have the power to influence matters requiring the approval of stockholders. Approximately 8.4% of our outstanding shares of common stock are owned by The Principals Cornerstone Fund Pty Ltd, an Australian company, which holds shares on trust for two of our directors, Messrs Denver and Hanley. These directors also hold shares directly and through other vehicles. Mr. Andrew Jane is one of our directors and a director of Talu Ventures Pty Ltd which holds approximately 10.1% of our shares. As directors, these individuals have the power to influence matters requiring the approval of our stockholders, including the election of directors and the approval of other significant resolutions, and their interests may conflict with those of the other stockholders. In addition, control of a significant amount of our common stock by insiders could adversely affect the market price of shares. For details of our substantial stockholders and the interests of our directors, refer to “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Universal Biosensors Pty Ltd leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. The lease for the premises at 1 Corporate Avenue Rowville expires on March 31, 2019 with two options to renew the lease for successive five year periods.

We will manufacture our test strips using custom manufacturing equipment.

Depending on the number of strips required to be manufactured, it may become necessary in the future for us to acquire additional large scale equipment to satisfy manufacturing demand. If our existing facilities and equipment are fully utilized for the manufacture of test strips for one of our customers or our own products, we will need to secure additional or alternative facilities and establish additional large scale equipment sufficient to future manufacturing requirements. Given that we no longer manufacture for LifeScan, we do not expect we will require additional facilities for some time.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal or arbitration proceedings pending against us or Universal Biosensors Pty Ltd.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

The following tables sets forth, for the periods indicated, the highest and lowest market prices in Australian dollars for our CDIs reported on the ASX:

		High A$	Low A$
Fiscal Year 2013
	First Quarter	0.92	0.65
	Second Quarter	0.75	0.60
	Third Quarter	0.83	0.67
	Fourth Quarter	0.72	0.43
Fiscal Year 2012
	First Quarter	0.90	0.71
	Second Quarter	0.80	0.56
	Third Quarter	0.90	0.54
	Fourth Quarter	1.15	0.77

Security details

As of March 5, 2014, there were 175,608,938 shares of our common stock issued and outstanding and 10,269,105 employee options that are exercisable for an equivalent number of shares of common stock (8,686,224 of which were exercisable or exercisable within 60 days thereafter). All of our issued and outstanding shares of common stock are fully paid.

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

Rule 144(b)

Because there is no public trading market for the shares in the United States, no sales in the United States under Rule 144 other than Rule 144(b)(1)(i) are likely to occur. Under Rule 144(b)(1)(i), a person who is not deemed to have been an affiliate of ours at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for between six months and one year may sell so long as the public information requirements of Rule 144 are satisfied, and, after one year, such person is entitled to sell the shares without having to comply with the manner of sale, public information or other provisions of Rule 144. A person who is deemed an affiliate during the 90 days preceding the sale who has beneficially owned the shares proposed to be sold for at least six months may sell so long as the conditions of Rule 144 are met, including the manner of sale, public information, volume limitation and notice filing provisions of Rule 144.

Holders

Currently, CDN holds the majority of our shares on behalf of and for the benefit of the holders of CDIs. The balance of the shares are held by certain of our employees generally as part of our restricted employee share scheme. Set out below is the aggregate number of our registered holders of CDIs and shares at the specific date below:

Date	Total Number of Registered Holders	Number of Holders that are United States Residents
At March 5, 2014	1,803	14

Dividends

To date, we have not declared or paid any cash dividends on our shares or CDIs and currently intend to retain any future earnings, if any, for funding growth. We do not anticipate paying any dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Set out below are details of our Employee Option Plan as at December 31, 2013.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (A$)	Number of Securities remaining for future issuance

Equity compensation plans approved by security holders
- Employee options (2.a)	10,666,099	1.07	(1)
- Warrants (2.b)	4,500,000	1.00	(1)

Equity compensation plans not approved by security holders	0	0.00	(1)

Total	15,166,099	1.05

(1)	The number of securities able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our amended and restated certificate of incorporation. The Listing Rules of ASX generally prohibits companies whose securities are quoted on ASX from issuing securities exceeding 15% of issued share capital in any 12 month period, without stockholder approval.
(2)	The grant of options and the issue of shares to any of our directors require stockholder approval.

a.	This includes 60,000 ZEPOs granted to our Executive Director/ Chief Executive Officer, Mr. Paul Wright. The ZEPOs were approved by our Board on December 12, 2013. Shareholder approval for the grant of the ZEPOs to Mr. Paul Wright is being sought at the 2014 General Meeting.

b.	In connection with our US$25 million loan facility, we issued to the lenders warrants entitling the holder to purchase up to an aggregate total of 4.5 million shares of UBI’s common stock in the form of CDIs at a price of A$1.00 per share, exercisable at any time until December 19, 2020 (“Warrants”). The holder of a Warrant has the option to pay the exercise price in cash or by making a cashless exercise. The number of shares of common stock to be issued on exercise of the Warrants and/ or the exercise price of the Warrants will be adjusted in certain circumstances including bonus issues, pro-rata issues and reorganizations of share capital.

Recent Sales of Unregistered Securities

Warrants

In connection with the Credit Agreement, we granted to the lenders warrants entitling the holders to purchase an aggregate total of 4,500,000 shares of our common stock at an exercise price of A$1.00 per share, exercisable at any time until December 19, 2020 (“Warrants”). The holder of a Warrant has the option to pay the exercise price in cash or by making a cashless exercise. The number of shares of common stock to be issued on exercise of the Warrants and/or the exercise price of the Warrants will be adjusted in certain circumstances including bonus issues, pro-rata issues and reorganizations of share capital.

The issue of the Warrants was made in reliance upon the exemption from registration pursuant to Regulation D, as promulgated by the Securities Act of 1933, as amended (the “Securities Act”). The holders of the Warrants may not re-sell any Warrants or shares issued upon exercise of the Warrants into the U.S. or to a U.S. Person (as defined in the Securities Act) or within Australia for a period of one year after the date of issue of the relevant security unless the re-sale of the securities is registered under the Securities Act or an exemption is available.

Exercise of Employee Stock Options

The table below sets forth the number of employee stock options exercised and the number of shares of common stock issued within the past three financial years. We issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price		Proceeds Received (A$)
2011
January, 2011	50,000	A$	0.89	44,500
January, 2011	13,333	A$	0.50	6,667
January, 2011	26,667		Nil	0
January, 2011	6,666	A$	0.94	6,266
March, 2011	40,000	US$	0.22	8,694
May, 2011	6,667	A$	0.70	4,667
May, 2011	2,333	A$	0.94	2,193
August, 2011	8,000	A$	0.50	4,000
November, 2011	10,000	US$	0.26	2,518
November, 2011	18,333		Nil	0

	181,999			79,504

2012
February, 2012	6,248	US$	0.26	1,518
June, 2012	55,993	US$	0.22	12,300
August, 2012	38,332		Nil	0
October, 2012	8,000	A$	0.70	5,600
November, 2012	6,667	A$	0.70	4,668

	115,240			24,086

2013
May, 2013	40,000	US$	0.22	9,020
June, 2013	708,640	US$	0.22	167,051
September, 2013	75,993	US$	0.22	18,690
December, 2013	672,392	US$	0.22	165,837

	1,497,025			360,598

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

The table below sets forth the restricted shares issued by the Company within the past three financial years:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued
November, 2011	86,471	A$	76,959
November, 2012	77,945	A$	84,960
May, 2013	917	A$	1,000
December, 2013	142,800	A$	69,972

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2012	196,089	1.10

Granted	143,717	0.49
Release of restricted shares	(79,005)	1.26

Balance at December 31, 2013	260,801	0.72

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities in 2013.

Total Return Stock Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock from December 31, 2008 through December 31, 2013 with the cumulative total return of a major market index and a published industry index. The graph below assumes an investment of A$100.00 on December 31, 2008 in our common stock, and compares its performance with the Standard and Poor’s/Australian Securities Exchange 200 Index and the Standard and Poor’s/Australian Securities Exchange Health Care 200 Index. We paid no dividends on our common stock during the period covered by the graph. The Indices included in the graph reflect a cumulative total return based upon the reinvestment of dividends of the stocks included in those indices. Measurement points are December 31, 2008 and the last trading day of each subsequent year end through December 31, 2013.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following table represents our selected financial data for the dates and periods indicated.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	A$	A$	A$	A$	A$
Revenue
Revenue from products	10,170,804	19,368,745	12,063,582	11,760,009	132,733
Revenue from services	4,918,868	10,277,698	2,632,870	6,420,027	2,850,071
Research and development income	0	0	0	0	1,337,125
Milestone payment	0	0	0	0	17,722,641

Total revenue	15,089,672	29,646,443	14,696,452	18,180,036	22,042,570
Operating costs & expenses
Cost of goods sold	10,455,567	17,987,049	12,310,302	10,801,062	458,162
Cost of services	1,187,244	669,042	708,149	1,481,674	169,241
Research and development	15,483,902	13,482,459	9,812,396	6,482,150	14,898,072
General and administrative	6,200,786	6,790,524	7,271,488	7,185,550	5,635,569

Total operating costs & expenses	33,327,499	38,929,074	30,102,335	25,950,436	21,161,044

Profit/(loss) from operations	(18,237,827)	(9,282,631)	(15,405,883)	(7,770,400)	881,526
Other income/(expense)
Interest income	499,970	437,171	683,323	1,192,889	809,459
Interest expense	(22,640)	(29,263)	0	0	(9,636)
Financing costs	(797,126)	0	0	0	0
Other	6,923,816	(256,499)	30,443	(33,014)	(250,886)

Total other income/(expense)	6,604,020	151,409	713,766	1,159,875	548,937
Net profit/(loss) before tax	(11,633,807)	(9,131,222)	(14,692,117)	(6,610,525)	1,430,463
Income tax benefit/(expense)	0	0	0	0	0

Net profit/(loss)	(11,633,807)	(9,131,222)	(14,692,117)	(6,610,525)	1,430,463

Earnings per share
Basic and diluted net loss per share	(0.07)	(0.06)	(0.09)	(0.04)	0.01
Average weighted number of shares—basic & diluted	174,428,259	160,417,411	159,017,777	157,584,044	157,013,578
Other comprehensive loss, net of tax:
Unrealized (loss)/gain on derivative instruments	0	0	83,339	0	(47,412)
Reclassification for losses/(gains) realized in net income	0	(83,339)	0	47,412	0

Other comprehensive (loss)/gain	0	(83,339)	83,339	47,412	(47,412)

Comprehensive (loss)/gain	(11,633,807)	(9,214,561)	(14,608,778)	(6,563,113)	1,383,051

	Years Ended December 31,
	2013	2012	2011	2010	2009
	A$	A$	A$	A$	A$
Balance Sheet Data:
Cash and cash equivalents	23,742,422	23,649,417	15,089,209	23,271,766	31,291,011
Total assets	54,619,699	49,066,850	45,216,467	53,837,949	56,083,468
Long term secured loan	15,857,966	—	—	—	—
Total stockholders’ equity	29,683,940	39,372,139	35,022,606	47,219,079	51,314,002

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our 2013 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages F2 to F14.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to our 2013 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Risk Management” on pages F13 to F14.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We refer you to the “Consolidated Balance Sheets”, “Consolidated Statements of Comprehensive Income”, “Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income”, “Consolidated Statements of Cash Flows”, and “Notes to Consolidated Financial Statements”, on pages F17 through F42 and “Report of Independent Registered Public Accounting Firm” on pages F15 through F16 of our Annual Report to Stockholders for the fiscal year ended December 31, 2013, which sections are incorporated by reference herein.

Supplementary Financial Information

The following is a summary of the unaudited quarterly results of operations:

	Year ended December 31, 2013
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	A$	A$	A$	A$
Revenue
Revenue from products	3,745,818	3,455,253	1,396,357	1,573,376
Revenue from services	1,063,156	1,315,200	1,117,229	1,423,283

Total revenue	4,808,974	4,770,453	2,513,586	2,996,659
Operating costs & expenses
Cost of goods sold	3,713,714	3,206,717	1,756,957	1,778,179
Cost of services	77,625	554,388	236,334	318,897
Research and development	4,457,929	3,448,202	3,901,823	3,675,948
General and administrative	1,307,665	1,487,733	1,684,703	1,720,685

Total operating costs & expenses	9,556,933	8,697,040	7,579,817	7,493,709

Profit/(loss) from operations	(4,747,959)	(3,926,587)	(5,066,231)	(4,497,050)
Other income/(expense)
Interest income	157,302	136,057	123,663	82,948
Interest expense	(5,660)	(5,660)	(7,547)	(3,773)
Financing costs	0	0	0	(797,126)
Other	(46,352)	755,415	4,266,790	1,947,963

Total other income/(expense)	105,290	885,812	4,382,906	1,230,012
Net profit/(loss) before tax	(4,642,669)	(3,040,775)	(683,325)	(3,267,038)
Income tax benefit/(expense)	0	0	0	0

Net profit/(loss)	(4,642,669)	(3,040,775)	(683,325)	(3,267,038)

Earnings per share
Basic and diluted net loss per share	(0.03)	(0.01)	(0.00)	(0.02)
Other comprehensive loss, net of tax:
Unrealised gain/(loss) on derivative instruments	12,527	0	0	0
Reclassification for (losses)/gains realised in net income	0	(12,527)	0	0

Other comprehensive (loss)/gain	12,527	(12,527)	0	0

Comprehensive loss	(4,630,142)	(3,053,302)	(683,325)	(3,267,038)

	Year ended December 31, 2012
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	A$	A$	A$	A$
Revenue
Revenue from products	4,724,221	4,734,628	5,156,432	4,753,464
Revenue from services	1,677,510	3,583,018	3,502,207	1,514,963

Total revenue	6,401,731	8,317,646	8,658,639	6,268,427
Operating costs & expenses
Cost of goods sold	4,868,577	4,447,610	4,295,066	4,375,796
Cost of services	225,802	204,177	223,760	15,303
Research and development	2,264,898	3,118,746	3,771,140	4,327,675
General and administrative	1,484,876	1,583,980	1,605,838	2,115,830

Total operating costs & expenses	8,844,153	9,354,513	9,895,804	10,834,604

Profit/(loss) from operations	(2,442,422)	(1,036,867)	(1,237,165)	(4,566,177)
Other income/(expense)
Interest income	124,168	120,512	90,377	102,114
Interest expense	(9,754)	(7,316)	(7,316)	(4,877)
Other	(74,167)	(85,112)	(172,011)	74,791

Total other income/(expense)	40,247	28,084	(88,950)	172,028
Net profit/(loss) before tax	(2,402,175)	(1,008,783)	(1,326,115)	(4,394,149)
Income tax benefit/(expense)	0	0	0	0

Net profit/(loss)	(2,402,175)	(1,008,783)	(1,326,115)	(4,394,149)

Earnings per share
Basic and diluted net loss per share	(0.02)	(0.01)	(0.01)	(0.03)
Other comprehensive loss, net of tax:
Unrealised loss on derivative instruments	(35,001)	0	0	0
Reclassification for (losses)/gains realised in net income	(83,339)	35,001	0	0

Other comprehensive (loss)/gain	(118,340)	35,001	0	0

Comprehensive loss	(2,520,515)	(973,782)	(1,326,115)	(4,394,149)

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).

Based on this evaluation, our management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, and PricewaterhouseCoopers has issued an attestation report on the Company’s internal control over financial reporting, which appears in the “Report of Independent Registered Public Accounting Firm” on pages F-15 to F-16 of the Annual Report, which is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

/s/ Paul Wright	/s/ Salesh Balak
Paul Wright	Salesh Balak
Principal Executive Officer	Principal Financial Officer

March 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

We refer you to “Report of Independent Registered Public Accounting Firm” on pages F-15 to F-16 of our Annual Report to Stockholders for the fiscal year ended December 31, 2013, which are incorporated by reference herein, for the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding our directors and executive officers is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our Annual Meeting of Stockholders in 2014 (the “2014 Proxy Statement”) under the caption “Management of the Company.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act” is incorporated by reference to the 2014 Proxy Statement under the caption “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted our Code of Ethics for Senior Financial Officers, a code of ethics that applies to our Principal Executive Officer and Principal Financial Officer. This code of ethics may be accessed and reviewed through our website at www.universalbiosensors.com. We intend to satisfy any disclosure requirement under item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for our Principal Executive Officer and Principal Financial Officer, by posting such information on our website at www.universalbiosensors.com

The information regarding the procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to the 2014 Proxy Statement under the caption “Management of the Company – Board Committees – Remuneration and Nomination Committee.” There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The information required by this item regarding our Audit Committee is incorporated by reference to the 2014 Proxy Statement under the caption “Management of the Company – Board Committees – Audit and Compliance Committee.”

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2014 Proxy Statement under the captions “Management of the Company – Compensation of Directors”, “Executive Compensation” and “Management of the Company – Board Committees – Compensation Committee Interlocks and Insider Participation.”

Discussions on the frequency of the shareholder advisory votes on executive compensation are incorporated by reference to the 2014 Proxy Statement under the caption “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The information regarding “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to our 2014 Proxy Statement under the caption “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the 2014 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and “Management of the Company.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2014 Proxy Statement under the caption “Independent Public Accountants – Audit Fees.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a) (1) Financial Statements

The following financial statements are incorporated by reference from pages F-15 through F-42 of our Annual Report to Stockholders for the fiscal year ended December 31, 2013, as provided in Item 8 hereof:

(a) (2)	Financial Statement Schedules – Schedule II—Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

(a) (3)	and (b) Exhibits – Refer below.

Exhibit Number	Description	Location

3.1	Amended and restated articles of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.

3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.

10.1	License Agreement between LifeScan and Universal Biosensors, Inc. effective April 1, 2002, as amended on October 25, 2007, December 5, 2005	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.1. October 2007 amendment incorporated by reference to our Form 10-Q filed on November 14, 2007 as Exhibit 10.2.

10.2	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.

10.3	Development and Research Agreement by and between Universal Biosensors, Inc. and LifeScan, Inc. dated April 1, 2002 as amended on October 29, 2007, June 1, 2007, December 7, 2005, December 21, 2004 and March 31, 2004.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.2. June 2007 amendment incorporated by reference to our Amendment No. 2 to Form 10 filed on June 12, 2007 as Exhibit 10.2. October 2007 amendment incorporated by reference to our Form 10-Q filed on November 14, 2007 as Exhibit 10.3.

10.4	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.

10.5	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.

10.6	Lease of premises 1 Corporate Avenue, Rowville, Victoria, Australia by and between Universal Biosensors Pty Ltd and Heyram Properties Pty Ltd.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.5.

10.7	AusIndustry, R&D Start Program Agreement, effective February 25, 2005 (particular and general conditions).	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.6.

10.8	Employee Option Plan.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7.

10.9	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.

10.10	Employment agreement between Universal Biosensors Pty Ltd and Mr. Garry Chambers effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.9.

10.11	Employment agreement between Universal Biosensors Pty Ltd and Dr Ronald Chatelier dated April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.10.

10.12	Employment agreement between Universal Biosensors Pty Ltd and Dr Alastair Hodges effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.11.

10.13	Employment agreement between Universal Biosensors Pty Ltd and Mr. Adrian Oates dated August 15, 2007.	Incorporated by reference to our Form 10-K filed on March 16, 2010 as Exhibit 10.12.

10.14	First Amendment to the Master services and Supply Agreement dated December 11, 2008 (which amends the Master Services and Supply Agreement by and between Universal Biosensors Pty Ltd, Universal Biosensors, Inc. and LifeScan, Inc. dated October 29, 2007 and filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2009 as Exhibit 10.14.

10.15	Second Services Addendum— Manufacturing Process Support (which amends the Master Services and Supply Agreement by and between Universal Biosensors Pty Ltd, Universal Biosensors, Inc. and LifeScan, Inc. dated October 29, 2007 incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2007 as Exhibit 10.1.).	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2009 as Exhibit 10.15.

10.16	Advanced Care Enhanced Product Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.17	Fifth Amendment to Development and Research Agreement (which amends the Development and Research Agreement by and between Universal Biosensors, Inc. and LifeScan, Inc. dated April 1, 2002 and filed on April 30, 2007 as Exhibit 10.2 to our Form 10, the Amendment to the Development and Research Agreement filed on June 12 as Exhibit 10.2 to Amendment No. 2 to our Form 10 and the Amendment to Development and Research Agreement filed on November 14, 2007 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.2.

10.18	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement by and between Universal Biosensors Pty. Ltd., Universal Biosensors, Inc., and LifeScan, Inc. dated October 29, 2007 filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 as Exhibit 10.14 to our Annual Report on Form 10-K).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.19	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.4. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.20	Employment agreement between Universal Biosensors Pty Ltd and Mr. Andrew Denver dated September 9, 2010.	Incorporated by reference to our Current Report on Form 8-K/A filed on December 22, 2010 as Exhibit 10.1.

10.21	Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated September 9, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.20. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.22	Statement of Work for MAP Feasibility Project between Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.21. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.23	Novation Agreement and First Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.22.

10.24	Second Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.23. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.25	Employment agreement between Universal Biosensors Pty Ltd and Mr. Paul Wright effective March 1, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on February 25, 2011 as Exhibit 10.1.

10.26	Employment agreement between Universal Biosensors Pty Ltd and Mr. Fred Davis effective November 2, 2011.	Incorporated by reference to our Annual Report on Form 10-K filed on March 13, 2012 as Exhibit 10.27.

10.27	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.28	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.2. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.29	Supplemental Agreement – Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.30	Credit Agreement dated December 19, 2013 by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.1.

10.31	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (A) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.

10.32	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (A) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.3.

10.33	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (B) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.4.

13.0	Annual Report.	Filed herewith.

14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.0.

21.0	List of Subsidiaries.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 21.0.

24.0	Power of Attorney.	Included on signature page.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101	The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Biosensors, Inc.
(Registrant)

Date: March 13, 2014	By:	/s/ Paul Wright
Paul Wright
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Wright	Chief Executive Officer	March 13, 2014
Paul Wright	(Principal Executive Officer)

/s/ Salesh Balak	Chief Financial Officer	March 13, 2014
Salesh Balak	(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew Denver	Director and Chairman	March 13, 2014
Andrew Denver

/s/ Denis Hanley	Director	March 13, 2014
Denis Hanley

/s/ Andrew Jane	Director	March 13, 2014
Andrew Jane

/s/ Christopher Smith	Director	March 13, 2014
Christopher Smith

/s/ Marshall Heinberg	Director	March 13, 2014
Marshall Heinberg

INDEX TO EXHIBITS

Exhibit Number	Description	Location

3.1	Amended and restated articles of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.

3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.

10.1	License Agreement between LifeScan and Universal Biosensors, Inc. effective April 1, 2002, as amended on October 25, 2007, December 5, 2005.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.1. October 2007 amendment incorporated by reference to our Form 10-Q filed on November 14, 2007 as Exhibit 10.2.

10.2	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.

10.3	Development and Research Agreement by and between Universal Biosensors, Inc. and LifeScan, Inc dated April 1, 2002 as amended on October 29, 2007, June 1, 2007, December 7, 2005, December 21, 2004 and March 31, 2004.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.2. June 2007 amendment incorporated by reference to our Amendment No. 2 to Form 10 filed on June 12, 2007 as Exhibit 10.2. October 2007 amendment incorporated by reference to our Form 10-Q filed on November 14, 2007 as Exhibit 10.3.

10.4	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.

10.5	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.

10.6	Lease of premises 1 Corporate Avenue, Rowville, Victoria, Australia by and between Universal Biosensors Pty Ltd and Heyram Properties Pty Ltd.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.5.

10.7	AusIndustry, R&D Start Program Agreement, effective February 25, 2005 (particular and general conditions).	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.6.

10.8	Employee Option Plan.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7.

10.9	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.

10.10	Employment agreement between Universal Biosensors Pty Ltd and Mr. Garry Chambers effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.9.

10.11	Employment agreement between Universal Biosensors Pty Ltd and Dr Ronald Chatelier dated April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.10.

10.12	Employment agreement between Universal Biosensors Pty Ltd and Dr Alastair Hodges effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.11.

10.13	Employment agreement between Universal Biosensors Pty Ltd and Mr. Adrian Oates dated August 15, 2007.	Incorporated by reference to our Form 10-K filed on March 16, 2010 as Exhibit 10.12.

10.14	First Amendment to the Master services and Supply Agreement dated December 11, 2008 (which amends the Master Services and Supply Agreement by and between Universal Biosensors Pty Ltd, Universal Biosensors, Inc. and LifeScan, Inc. dated October 29, 2007 and filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2009 as Exhibit 10.14.

10.15	Second Services Addendum— Manufacturing Process Support (which amends the Master Services and Supply Agreement by and between Universal Biosensors Pty Ltd, Universal Biosensors, Inc. and LifeScan, Inc. dated October 29, 2007 incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2007 as Exhibit 10.1.).	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2009 as Exhibit 10.15.

10.16	Advanced Care Enhanced Product Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.17	Fifth Amendment to Development and Research Agreement (which amends the Development and Research Agreement by and between Universal Biosensors, Inc. and LifeScan, Inc. dated April 1, 2002 and filed on April 30, 2007 as Exhibit 10.2 to our Form 10, the Amendment to the Development and Research Agreement filed on June 12 as Exhibit 10.2 to Amendment No. 2 to our Form 10 and the Amendment to Development and Research Agreement filed on November 14, 2007 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.2.

10.18	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement by and between Universal Biosensors Pty. Ltd., Universal Biosensors, Inc., and LifeScan, Inc. dated October 29, 2007 filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 as Exhibit 10.14 to our Annual Report on Form 10-K).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.19	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.4. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.20	Employment agreement between Universal Biosensors Pty Ltd and Mr. Andrew Denver dated September 9, 2010.	Incorporated by reference to our Current Report on Form 8-K/A filed on December 22, 2010 as Exhibit 10.1.

10.21	Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated September 9, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.20. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.22	Statement of Work for MAP Feasibility Project between Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.21. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.23	Novation Agreement and First Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.22.

10.24	Second Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.23. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.25	Employment agreement between Universal Biosensors Pty Ltd and Mr. Paul Wright effective March 1, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on February 25, 2011 as Exhibit 10.1.

10.26	Employment agreement between Universal Biosensors Pty Ltd and Mr. Fred Davis effective November 2, 2011.	Incorporated by reference to our Annual Report on Form 10-K filed on March 13, 2012 as Exhibit 10.27.

10.27	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.28	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.2. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.29	Supplemental Agreement – Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.30	Credit Agreement dated December 19, 2013 by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.1.

10.31	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (A) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.

10.32	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (A) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.3.

10.33	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (B) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.4.

13.0	Annual Report.	Filed herewith.

14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.0.

21.0	List of Subsidiaries.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 21.0.

24.0	Power of Attorney.	Included on signature page.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101

The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of

Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.