Form 10-Q
period 2014-03-31
UNIVERSAL BIOSENSORS INC
filed 2014-04-25
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 175,608,938 shares of Common Stock, U.S.$0.0001 par value, outstanding as of April 24, 2014.

UNIVERSAL BIOSENSORS, INC.

Unless otherwise noted, references on this Form 10-Q to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”).

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2014	December 31, 2013
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	19,464,748	23,742,422
Inventories, net	0	4,207
Accounts receivable	2,053,303	2,167,867
Prepayments	1,127,214	825,800
Other current assets	9,602,138	9,049,283

Total current assets	32,247,403	35,789,579
Non-current assets:
Property, plant and equipment	34,093,220	33,816,691
Less accumulated depreciation	(18,513,611)	(17,906,571)

Property, plant and equipment - net	15,579,609	15,910,120

Other non-current assets	2,920,000	2,920,000

Total non-current assets	18,499,609	18,830,120

Total assets	50,747,012	54,619,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	991,310	974,754
Accrued expenses	2,260,730	2,329,440
Deferred revenue	929,555	957,916
Borrowings	331,663	0
Employee entitlements provision	1,231,924	1,160,177

Total current liabilities	5,745,182	5,422,287
Non-current liabilities:
Asset retirement obligations	2,600,000	2,549,928
Employee entitlements provision	152,768	147,662
Long term secured loan	15,432,092	15,857,966
Deferred revenue	929,555	957,916

Total non-current liabilities	19,114,415	19,513,472

Total liabilities	24,859,597	24,935,759

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2014 (2013: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 175,608,938 shares in 2014 (2013: 175,600,605)	17,560	17,560
Additional paid-in capital	94,756,244	94,955,051
Accumulated deficit	(64,990,359)	(53,356,552)
Current year loss	(3,597,718)	(11,633,807)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	25,887,415	29,683,940

Total liabilities and stockholders’ equity	50,747,012	54,619,699

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2014	2013
	A$	A$
Revenue
Revenue from products	0	3,745,818
Revenue from services	1,351,951	1,063,156

Total revenue	1,351,951	4,808,974
Operating costs & expenses
Cost of goods sold	0	3,713,714
Cost of services	16,145	77,625
Research and development	4,915,187	4,457,929
General and administrative	1,383,406	1,307,665

Total operating costs & expenses	6,314,738	9,556,933

Loss from operations	(4,962,787)	(4,747,959)
Other income/(expense)
Interest income	54,348	157,302
Interest expense	(6,362)	(5,660)
Financing costs	(657,271)	0
Other	1,974,354	(46,352)

Total other income/(expense)	1,365,069	105,290
Net loss before tax	(3,597,718)	(4,642,669)
Income tax benefit/(expense)	0	0

Net loss	(3,597,718)	(4,642,669)

Earnings per share
Basic and diluted net loss per share	(0.02)	(0.03)

Other comprehensive gain, net of tax:
Unrealized gain on derivative instruments	0	12,527

Other comprehensive gain	0	12,527

Comprehensive loss	(3,597,718)	(4,630,142)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

	Ordinary shares		Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2013	173,959,863	17,396	93,009,607	(53,356,552)	(298,312)	39,372,139
Net loss	0	0	0	(4,642,669)	0	(4,642,669)
Other comprehensive gain	0	0	0	0	12,527	12,527
Stock option expense	0	0	166,452	0	0	166,452

Balances at March 31, 2013	173,959,863	17,396	93,176,059	(57,999,221)	(285,785)	34,908,449

Balances at January 1, 2014	175,600,605	17,560	94,955,051	(64,990,359)	(298,312)	29,683,940
Net loss	0	0	0	(3,597,718)	0	(3,597,718)
Exercise of stock options issued to employees	8,333	0	0	0	0	0
Stock option expense	0	0	(198,807)	0	0	(198,807)

Balances at March 31, 2014	175,608,938	17,560	94,756,244	(68,588,077)	(298,312)	25,887,415

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
	A$	A$

Cash flows from operating activities:
Net loss	(3,597,718)	(4,642,669)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	607,038	633,315
Share based payments expense	(198,807)	166,452
Loss on fixed assets disposal	0	0
Unrealized foreign exchange losses	(522,744)	0
Financing costs - amortization of warrants	44,823	0
Change in assets and liabilities:
Inventory	4,207	72,843
Accounts receivables	852,698	(827,017)
Prepaid expenses and other current assets	(854,269)	(395,779)
Deferred revenue	(56,722)	0
Employee entitlements	76,853	89,966
Accounts payable and accrued expenses	279,160	957,304

Net cash used in operating activities	(3,365,481)	(3,945,585)

Cash flows from investing activities:
Purchases of property, plant and equipment	(140,720)	(50,890)

Net cash used in investing activities	(140,720)	(50,890)

Cash flows from financing activities:
Proceeds from borrowings	552,772	767,471
Repayment of borrowings	(221,109)	(191,868)
Financing costs	(549,678)	0

Net cash provided by/(used in) financing activities	(218,015)	575,603

Net decrease in cash and cash equivalents	(3,724,216)	(3,420,872)
Cash and cash equivalent at beginning of period	23,742,422	23,649,417
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(553,458)	0

Cash and cash equivalents at end of period	19,464,748	20,228,545

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market pursuant to a collaboration agreement with Siemens (“Collaboration Agreement”) and, subject to being approved for sale, plan to manufacture test strips for these products under a supply agreement with Siemens (“Supply Agreement”). We are also developing our own Prothrombin Time International Normalized Ratio (“PT-INR”) test targeted at the patient self-test market and intend to enter into distribution agreements with respect to that test.

•	Blood glucose – we expect to provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – we are working on proving the broader applicability of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any tests arising from this work.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2013, included in the Form 10-K of Universal Biosensors, Inc.

The year-end consolidated condensed balance sheets data as at December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

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

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, UBS. All intercompany balances and transactions have been eliminated on consolidation.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At March 31, 2014 and year ended December 31, 2013, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Three Months Ended March 31,	Year Ended December 31,
	2014	2013
	A$	A$
Raw materials	0	4,169
Work in progress	0	38
Finished goods	0	0

	0	4,207

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

	Three Months Ended March 31,	Year Ended December 31,
	2014	2013
	A$	A$
Accounts receivable	2,053,303	2,167,867
Allowance for doubtful debts	0	0

	2,053,303	2,167,867

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Research and development expenses for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	A$	A$
Research and development expenses	4,915,187	4,457,929

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

Our overall ARO changed as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2014	2013
	A$	A$
Opening balance	2,549,928	2,351,464
Accretion expense	50,072	198,464

Ending balance	2,600,000	2,549,928

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Product and Service Agreements

In October 2007, the Company and LifeScan entered into a Master Services and Supply Agreement, under which the Company would provide certain services to LifeScan in the field of blood glucose monitoring and act as a non-exclusive manufacturer of blood glucose test strips. The Master Services and Supply Agreement was subsequently amended and restated in May 2009. The Company has concluded the Master Services and Supply Agreement should be accounted for as three separate units of accounting: 1) research and development to assist LifeScan in receiving regulatory clearance to sell the blood glucose product (milestone payment), 2) contract manufacturing of the blood glucose test strips (contract manufacturing) which ceased in December 2013, and 3) ongoing services and efforts to enhance the product (product enhancement).

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

Research and Development Agreement

On September 9, 2011 the Company entered into a Collaboration Agreement with Siemens to develop coagulation related products for hospital point-of-care and ambulatory care coagulation markets. In addition to an up-front, non-refundable payment of A$2,961,245 (equivalent to US$3 million), the Collaboration Agreement contained a further six

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

payments from Siemens upon the achievement of certain defined milestones. These six milestones relate to feasibility, regulatory submissions and the launch of the products to be developed. The Company has concluded that the up-front payment is not a separate unit of accounting and recorded the amount as deferred revenue to be recognized as revenue across other deliverables in the arrangement with Siemens based upon the Company’s best estimate of selling price. The deliverables related to each milestone are considered substantive and are not priced at a significant incremental discount to the other deliverables. As the achievement of the milestones is contingent upon a future event, the revenue for each deliverable will be recognized as the contingencies are met and the consideration becomes fixed and determinable.

Of the six milestones, the Company has delivered on two as of March 31, 2014:

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

There were no revenues recognized for the three months ended March 31, 2014 and March 31, 2013 relating to the delivery of the milestones pursuant to the Collaboration Agreement. Of the total amount of A$4,230,349 (equivalent to US$4,285,714) recognized as revenue for the 2012 financial year, A$2,961,245 (equivalent to US$3.0 million) relates to the achievement of the two milestones whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones based upon their relative estimate of selling price.

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

The Company has recorded research and development tax incentive income of A$1,990,651 under the caption “Other” in the consolidated condensed statements of comprehensive income for the three months ended March 31, 2014. There was no research and development tax incentive income recognized for the three months ended March 31, 2013 as the criteria was not met.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The Company has recorded foreign currency transaction losses of A$16,297 and A$46,352 for the three month period ended March 31, 2014 and 2013, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Our contingent liabilities as at March 31, 2014 are as follows:

•	we have a potential obligation to pay 50% of the patent fees paid by LifeScan in respect of the patents we license from LifeScan prior to the date of the first commercial sale of a non-glucose product that utilizes the technology licensed from LifeScan and 50% of the patent fees incurred by LifeScan in respect of such patents thereafter. In the event of the first commercial sale of a non-glucose product, the initial amount that could be paid by us to LifeScan is projected to be between US$1.3 million to US$1.6 million. We would have the right to make this payment either as a lump sum within 45 days of receipt of the supporting documentation from LifeScan or in equal monthly installment payments during the 24 months subsequent to the date of receipt of the supporting documentation. Currently the non-glucose products continue to be in the research and development phase.

•	during 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. The total amount of marketing support payments expected to be paid to LifeScan is approximately US$2 million. Based on the current volume of strips sold by LifeScan and that we have no visibility of future sales by LifeScan, it is uncertain whether we would be required to make this marketing support payment.

•	we have engaged Planet Innovation Pty Ltd (“Planet Innovation”) to assist us with design and engineering for future analyzers. As part of the agreement, Planet Innovation will be paid a success payment upon the formal acceptance of the analyzer for commercial manufacture and a further success payment on launch sign-off for the first commercial sale of the analyzer. All of the analyzers Planet Innovation are currently working on are in the research and development phases, and therefore at this stage their commercial manufacture and sale and the amount of any future success payment cannot be reliably estimated.

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

Leased Assets

All of the Company’s leases for the periods ending March 31, 2014 and December 31, 2013 are considered operating leases. The costs of operating leases are charged to the statement of comprehensive income on a straight-line basis over the lease term.

Stock-based Compensation

We measure stock-based compensation at grant date, based on the estimated fair value of the award, and recognize the cost as an expense on a straight-line basis over the vesting period of the award. We estimate the fair value of stock options using the Trinomial Lattice model. We also grant our employees Restricted Stock Units (“RSUs”) and Zero Priced Employee Options (“ZEPOs”). RSUs are stock awards granted to employees that entitle the holder to shares of common stock as the award vests. ZEPOs are stock options granted to employees that entitle the holder to shares of common stock as the award vests. The value of RSUs are determined and fixed on the grant date based on the Company’s stock price. The exercise price of ZEPOs is nil.

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

An option holder is not permitted to participate in a bonus issue or new issue of securities in respect of an option held prior to the issue of shares to the option holder pursuant to the exercise of an option. If the Company changes the number of issued shares through, or as a result of any consolidation, subdivision, or similar reconstruction of the issued capital of the Company, the total number of options and the exercise price of the options (as applicable) will likewise be adjusted.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Dec-13	Dec-13	Aug-13	Mar-13
Exercise Price (A$)	Nil	0.49	0.71	0.79
Share Price at Grant Date (A$)	0.49	0.49	0.71	0.79
Volatility	63%	63%	64%	65%
Expected Life (years)	7	7	7	7
Risk Free Interest Rate	3.82%	3.82%	3.54%	3.37%
Fair Value of Option (A$)	0.49	0.28	0.41	0.45

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2013	10,606,099	1.07
Granted	0	0.00
Exercised	(8,333)	0.00
Lapsed	(502,329)	1.03

Balance at March 31, 2014	10,095,437	1.07

The number of options exercisable as at March 31, 2014 and March 31, 2013 was 8,522,557 and 9,264,906, respectively. The total stock compensation expense recognized in income statement as at March 31, 2014 and March 31, 2013 was (A$198,807) and A$166,452, respectively.

As of March 31, 2014, there was A$633,072 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2014	517,779
2015	94,372
2016	20,921

633,072

The aggregate intrinsic value for all options outstanding as at March 31, 2014 and March 31, 2013 was zero.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The table below sets forth the RSUs issued by the Company since January 1, 2013:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
May, 2013	917	1,000

December, 2013	142,800	69,972

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2013	260,801	0.72
Release of restricted shares	(4,997)	0.80

Balance at March 31, 2014	255,804	0.72

Employee Benefit Costs

The Company contributes to standard defined contribution superannuation funds on behalf of all employees. This contribution amount, formerly equal to 9% of each employee’s salary, was increased by law to 9.25% from July 1, 2013 of each such employee’s salary. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. The Company permits employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated condensed statements of comprehensive income as they become payable.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The tax effects allocated to each component of other comprehensive income is as follows:

	Before-Tax Amount A$	Tax (Expense)/ Benefit A$	Net-of-Tax Amount A$
Three months ended March 31, 2014
Unrealized gain on derivative instruments	0	0	0
Reclassification for gains realized in net income	0	0	0

Other comprehensive gain	0	0	0

Three months ended March 31, 2013
Unrealized gain on derivative instruments	12,527	0	12,527
Reclassification for gains realized in net income	0	0	0

Other comprehensive gain	12,527	0	12,527

Recent Accounting Pronouncements

On February 2013, the FASB issued ASU 2013-04 which requires an entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. Required disclosures include a description of the nature of the arrangement, how the liability arose, the relationship with co-obligors and the terms and conditions of the arrangement. ASU 2013-04 is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. The adoption of this guidance has not had a material impact on the company’s financial statements.

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

Related Party Transactions

Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, are set out below.

In September 2011, we entered into a non-exclusive license agreement with SpeeDx Pty Ltd (“SpeeDx”) pursuant to which SpeeDx granted us a license to use its proprietary MNAzyme technology in the field of molecular diagnostics. Under the agreement we make milestone payments totaling A$500,000 to SpeedDx if certain specified targets are achieved, and royalty payments ranging from 5% to 15% of that portion of our sales and licensing revenues arising from SpeeDx technology or products incorporating SpeeDx technology.

In August 2013, we entered into a consulting agreement with SpeeDx pursuant to which we will provide certain services relating to the establishment and maintenance of a quality management system at SpeeDx. Consulting fees expected to be received under this agreement are approximately A$235,000 and a success fee of A$50,000 will be paid upon successful ISO13485 certification of SpeeDx provided the certification audit occurs within 12 months of the commencement date of this consultancy agreement.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Messrs Denver and Jane are directors of the Company and SpeeDx. Talu Ventures Pty Ltd, of which Mr. Jane is a director, is a fund manager for a fund which holds approximately 33% of the issued shares in SpeeDx. Until September 27, 2013, PFM Cornerstone Limited held approximately 6% of our shares (this holding has since decreased to approximately 0.5% of our shares) and PFM Cornerstone Limited also holds approximately 33% of the issued shares in SpeeDx. Messrs Denver and Hanley are directors of the Company and PFM Cornerstone Limited.

Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	US$	A$	US$	A$

2014	2,049,375		2,532,500
2015	1,749,167		1,749,167
2016	1,732,500		1,732,500
2017	1,732,500		1,732,500
2018	16,732,500		16,732,500
Thereafter	0		0

Total minimum payments	23,996,042		24,479,167
Less amount representing interest and other fees	(8,996,042)		(9,479,167)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus amortization of warrants	45,587		5,363

Total carrying value	14,229,932	15,432,092	14,189,708	15,857,966

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,229,932	15,432,092	14,189,708	15,857,966

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of March 31, 2014 and December 31, 2013, and are included in long term debt carrying value.

Athyrium Credit Agreement

On December 19, 2013 (“Closing Date”), UBI and its wholly owned subsidiary, UBS (together UBI and UBS, the “Transaction Parties”) entered into a credit agreement with Athyrium Opportunities Fund (A) LP (“Athyrium A”), as administrative agent (the “Administrative Agent”) and as a lender, and Athyrium Opportunities Fund (B) LP (“Athyrium B”) as a lender (Athyrium A and Athyrium B together with any other lenders party thereto from time to time, the “Lenders”) for a secured term loan of up to US$25 million (“Credit Agreement”). Of this amount, US$15 million had been drawn at December 31, 2013, with a further US$10 million available to be drawn down as follows:

•	US$5 million available within 30 days after the end of any quarter until January 30, 2015, conditional upon UBS satisfying certain conditions precedent including that in the immediately preceding quarter, UBS achieves quarterly service fee revenues from the sale of the OneTouch® Verio® blood glucose strips (“Verio QSFs”) plus coagulation manufacturing revenues of not less than US$1,800,000 in the aggregate; and

•	US$5 million available within 30 days after the end of any quarter until January 30, 2015, conditional upon UBS satisfying certain conditions precedent including that in the immediately preceding quarter, UBS achieves Verio QSFs plus coagulation manufacturing revenues of not less than US$2,500,000 in the aggregate.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The term loan has a maturity date of December 19, 2018 (“Maturity Date”) and bears interest at 10.5% per annum payable in cash quarterly in arrears over the five year term, and as otherwise described in the Credit Agreement. A default interest rate of 13% per annum shall apply during the existence of a default under the Credit Agreement. Other than as summarized below, UBS is not required to make payments of principal for amounts outstanding under the term loan until maturity, December 19, 2018. The term loan under the Credit Agreement is secured by substantially all of UBI and UBS’ assets. UBI (together with any future subsidiaries) guarantees all of UBS’s obligations under the term loan.

Voluntary prepayments of the term loans are not permitted prior to the second anniversary of the Closing Date, except in the event of a change of control of a Transaction Party. After the second anniversary, UBS can make voluntary repayments in minimum principal amounts of US$2,500,000 together with interest, plus the premium described below. UBS must make mandatory prepayments in certain prescribed circumstances, including in the event of raising additional debt financing, a sale or transfer of assets other than in certain circumstances and in the event of other specified extraordinary receipts. Extraordinary receipts include cash received or paid other than in the ordinary course of business, such as tax refunds (other than GST and R&D tax rebates), LifeScan lump sum fee payments and Siemens termination fees. In such events, UBS must prepay to the Lenders 100% of the net cash proceeds received. In the event of a prepayment on or prior to the second anniversary of the Closing Date, UBS must also pay a prepayment premium of 20% of the loans due and payable on that date. If there is a prepayment after the second anniversary of the Closing Date, UBS must pay a prepayment premium commencing at 15% of the loans due and payable on the applicable date and reducing pro-rata on a monthly basis until the Maturity Date.

UBS has paid a non-refundable fee of US$625,000 to the Lenders on the Closing Date (being 2.5% of the aggregate credit facility) and a 2% commitment fee based on any available unused borrowing commitment under the Credit Agreement until January 30, 2015. The Lenders will also be entitled to receive 30% of the net proceeds of milestone payments paid under the Collaboration Agreement by and among UBS, UBI and Siemens Healthcare Diagnostics, Inc., up to a maximum of US$600,000 in the aggregate. UBS has also agreed to pay certain taxes arising in connection with the Credit Agreement and other Loan Documents, including withholding taxes. UBS has also agreed to pay certain reasonable out-of-pocket expenses incurred by the Lenders in connection with the loan documents, or as may be incurred in connection with the enforcement or protection of their rights.

The Credit Agreement also contains certain covenants, including among other things, covenants: (i) relating to the delivery of financial and other information and certificates, notices of defaults, litigation and other material events; payment of taxes and other obligations; maintenance of insurance; (ii) which limit or restrict the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dispositions, liquidations, or consolidations and significant asset sales; restricted payments; transactions with affiliates other than on normal and arms-length terms; burdensome agreements; prepayment of other indebtedness; ownership of subsidiaries; and (iii) which require UBS to maintain unrestricted cash of not less than US$2,000,000 in a specified bank account at any time.

As further described below, pursuant to the Athyrium Credit Agreement, UBS issued to the lenders warrants entitling the holder to purchase up to an aggregate total of 4.5 million shares of UBI’s common stock in the form of CDIs at a price of A$1.00 per share (the “Exercise Price”), which represents a 117% premium over the closing price of UBI’s common stock on December 19, 2013. The warrants are immediately exercisable and have a term of seven years.

Other

In January 2014, UBS entered into an arrangement with Pacific Premium Funding to fund the Group’s insurance premium. The total amount financed was A$568,677 at inception. Interest is charged at a fixed rate of 2.88% per annum and the short-term borrowing will be fully repaid within the 2014 financial year. The short-term borrowing is secured by the insurance premium refund. In February 2013, UBS entered into an arrangement with Lumley Finance Ltd to fund the Group’s insurance premium. The total amount financed was A$767,471 at inception. Interest was charged at a fixed rate of 2.95% per annum and the short-term borrowing was fully repaid by December 2013. The short-term borrowing was secured by the insurance premium refund.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Warrants

Pursuant to the Athyrium Credit Agreement, UBS issued to the Lenders warrants entitling the holder to purchase up to an aggregate total of 4.5 million shares of UBI’s common stock in the form of CDIs at the Exercise Price.

The warrants may be exercised at any time until December 19, 2020, in whole or in part in minimum multiples of 500,000 shares of common stock. The holder of the warrants can pay the Exercise Price in cash or it has the right to pay all or a portion of the Exercise Price by making a cashless exercise, therefore reducing the number of shares of common stock the holder would otherwise be issued.

The warrant is subject to adjustments in the event of certain issuances by UBS, such as bonus issues, pro rata (rights) issues and reorganizations (e.g., consolidation, subdivision).

The Company assessed that the warrants are not liabilities within scope of ASC 480-10-25. The warrants are legally detachable from the loan and separately exercisable and as such meet the definition of a freestanding derivative instrument pursuant to ASC 815.

However, the scope exception in accordance with ASC 815-10-15-74 applies to warrants and it meets the requirements of ASC 815 that would be classified in stockholders’ equity. Therefore, the warrants were initially accounted for within stockholders’ equity, and subsequent changes in fair value will not be recorded. The fair value of the warrant was estimated using the Trinomial Lattice model.

The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan pursuant to ASC 835-30-35-2.

Restricted Cash

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2014	2013
	A$	A$

Financial covenant pursuant to the Credit Agreement	2,600,000	2,600,000
Letter of credit issued in favour of a supplier	0	575,000
Collateral for facilities	320,000	320,000

	2,920,000	3,495,000

Universal Biosensors, Inc.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens to develop a range of products for the point-of-care coagulation market pursuant to a Collaboration Agreement and, subject to being approved for sale, plan to manufacture test strips for these products under a Supply Agreement with Siemens. We are also developing our own PT-INR test targeted at the patient self-test market and intend to enter into distribution agreements with respect to that test.

•	Blood glucose – we expect to provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement and a Development and Research Agreement with LifeScan.

•	Other electrochemical-cell based tests – we are working on proving the broader the applicability of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any tests arising from this work.

Results of Operations

Analysis of Consolidated Revenue

Our total revenue decreased by 72% during the three months ended March 31, 2014 to A$1,351,951 compared to the same period in the previous financial year.

Universal Biosensors, Inc.

The movement in total revenue during these periods was due to the following factors:

•	Revenue from products – we manufactured OneTouch® Verio® strips for LifeScan and generated product revenue up untill the end of the 2013 financial year. With effect from December 31, 2013, we ceased the manufacture of the OneTouch® Verio® blood glucose testing product.

•	Revenue from services - the increase during the three months ended March 31, 2014 is primarily represented by continued growth in Quarterly Service Fees.

Revenue from Products

OneTouch® Verio® was first launched in the Netherlands in January 2010 and is now available in countries that represent over 90% of the world self-monitoring blood glucose market. The manufacturing results of the blood glucose test strips during the respective periods are as follows:

	Three Months Ended March 31,
	2014	2013
	A$	A$
Revenue from products	0	3,745,818
Cost of goods sold	0	(3,713,714)

	0	32,104

Between 2009 and 2013, UBS acted as a non-exclusive manufacturer of blood glucose test strips for LifeScan’s OneTouch® Verio® blood glucose testing product. With effect from December 31, 2013, UBS ceased the manufacture of the OneTouch® Verio® blood glucose test strips for LifeScan. Manufacture of the OneTouch® Verio® strips has been transitioned to LifeScan’s existing facility in Inverness, Scotland. We currently do not manufacture any other products and do not expect to generate revenues from products until we are able to manufacture test strips pursuant to the Supply Agreement with Siemens.

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

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended March 31,
	2014	2013
	A$	A$
Revenue from services:
Quarterly service fee	1,213,059	840,116
Other services	138,892	223,040

	1,351,951	1,063,156
Cost of services	(16,145)	(77,625)

	1,335,806	985,531

Quarterly service fee - The quarterly service fee increased by 44% during the three months ended March 31, 2014 compared to the same period in the previous financial year, reflecting ongoing market penetration and growth.

Universal Biosensors, Inc.

The OneTouch® Verio® is now sold in over 90% of the world self-monitored blood glucose market. LifeScan launched the product initially in the Netherlands in January 2010 before making it available for sale in Australia in September 2010. During 2011, there were further launches of the product in Europe including France, Italy, Germany, the United Kingdom, Ireland and Spain. LifeScan first launched the OneTouch® Verio® system in the United States in January 2012.

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us by either: i) paying us a lump sum amount, which it may only do so once it has paid us a certain level of quarterly service fees (we do not expect this level of quarterly service fees will be achieved until worldwide sales volumes have increased substantially); or ii) as a result of other factors detailed in the Master Services and Supply Agreement including ceasing to sell the product, termination for breach, insolvency and bankruptcy, change of control and regulatory termination.

Contract research and development - The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. We did not perform or generate any revenue from contract research and development during the three months ended March 31, 2014 and 2013.

Other services - We generated these revenues principally from Siemens based on work undertaken for them.

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

Our principal research and development activities can be described as follows:

(a) Blood coagulation

We are developing Prothrombin Time tests for monitoring the therapeutic range of the anticoagulant, warfarin, based on measuring activity of the enzyme thrombin. In September 2011 we entered into a Collaboration Agreement with Siemens which was amended in September 2012, pursuant to which we will develop a range of test strips and reader products for the point-of-care coagulation market. The first test currently being developed is a modified version of our PT-INR test. In 2012, we entered into a Supply Agreement with Siemens under which we will manufacture and supply the test strips for these systems. We are also developing our own PT-INR test targeted at the patient self-test market. All the systems we are currently developing in the blood coagulation platform are in the advanced development phase.

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

Universal Biosensors, Inc.

(c) DNA/RNA

We have undertaken some early stage feasibility work assessing the possibility of using DNA binding chemistries to build a low-cost test for DNA, RNA and as a possible alternative method for improving the sensitivity of protein assays. This concept work is at an early stage and may not yield any positive results. To enable us to access certain molecular diagnostic technology, we entered into a license with SpeeDx. SpeeDx is an Australian technology company focused on the development of catalytic nucleic acid enzymes for medical diagnostics and other applications.

Research and development expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2014	2013
	A$	A$
Research	426,303	405,256
Development	4,488,884	4,052,673

Research and development expenses	4,915,187	4,457,929

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

Research and development expenditure increased by 10% during the three months ended March 31, 2014 compared to the same period previous financial year. The increase principally reflects the effort required to complete the final stages of the development phase prior to launch of the four tests we are undertaking. The first of these tests, the Prothrombin Time test, is anticipated to launch in the current financial year.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Three Months Ended March 31,
	2014	2013
	A$	A$
Depreciation	583,987	151,323
Share based payments	(151,797)	72,394

	432,190	223,717

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards

Universal Biosensors, Inc.

all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners were A$3,019,767 and A$3,400,425, respectively for the three months ended March 31, 2014 and 2013.

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

General and administrative expenses did not fluctuate significantly for the respective periods and are as follows:

	Three Months Ended March 31,
	2014	2013
	A$	A$
General and administrative expenses	1,383,406	1,307,665

The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Three Months Ended March 31,
	2014	2013
	A$	A$
Depreciation	23,051	18,577
Share based payments	(47,010)	79,148

	(23,959)	97,725

Interest Income

Interest income decreased by 65% during the three months ended March 31, 2014 compared to the same period in the previous financial year. The decrease in interest income is generally attributable to the lower amount of funds available for investment in Australian currency. A large portion of our funds is held in US denominated currency which currently does not produce any investment interest.

Interest Expense

Interest expense of A$6,362 for the three months ended March 31, 2014 relates to a 2.88% interest being charged on a short-term borrowing initiated in January 2014. In comparison, interest expense of A$5,660 for the three months ended March 31, 2013 relates to a 2.95% interest being charged on a short-term borrowing initiated in February 2013.

Universal Biosensors, Inc.

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 term loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Three Months Ended March 31,
	2014	2013
	A$	A$
Interest expense	443,660	0
Warrants expense	44,823	0
Other debt issuance costs	168,788	0

	657,271	0

Interest expense relates to applicable interest of 10.5% levied on the loan. The fair value of the warrant issued to the Lenders was estimated using the Trinomial Lattice model. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Other

The Company has recorded research and development tax incentive income of A$1,990,651 for the three months ended March 31, 2014 under this caption. The Company determined that it qualified and became eligible for this rebate during the third quarter of the 2013 financial year. The balance is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

The research and tax development tax incentive receivable has been recorded as “Other current assets” in consolidated balance sheets.

The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system. It was developed to assist businesses recover some of the costs of undertaking research and development. The research and development tax incentive provides a tax offset to eligible companies that engage in research and development activities.

Companies engaged in research and development may be eligible for either:

•	a 45% refundable tax offset for entities with an aggregated turnover of less than A$20 million per annum, or

•	a 40% non-refundable tax offset for all other entities.

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

Universal Biosensors, Inc.

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

Share Price and Exercise Price at Valuation Date

With the exception of ZEPOs, the exercise price of the options granted has been determined using the closing price of our common stock trading in the form of CDIs on ASX at the time of grant of the options. The exercise price of ZEPOs is nil. The ASX is the only exchange upon which our securities are quoted.

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

Universal Biosensors, Inc.

(e) Warrants

In connection with our US$25 million loan facility, we issued to the Lenders warrants entitling the holder to purchase up to an aggregate total of 4.5 million shares of UBI’s common stock in the form of CDIs at a price of A$1.00 per share. The fair value of the warrants to purchase common stock is estimated using the Trinomial Lattice model. Each of the inputs to the Trinomial Lattice model is discussed below.

Share Price and Exercise Price at Valuation Date

The share price of the warrants granted has been determined using the closing price of our common stock trading in the form of CDIs on ASX at the time of entering in to the loan facility. The ASX is the only exchange upon which our securities are quoted. The exercise price has been determined as stated in the credit agreement.

Volatility

We applied volatility having regard to the historical price change of our shares in the form of CDIs available from the ASX.

Time to Expiry

The warrants have a term of seven years.

Risk Free Rate

The risk free rate which we applied is equivalent to the yield on an Australian government bond with a time to expiry approximately equal to the expected time to expiry on the options being valued.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Three Months Ended March 31,	Year Ended December 31,
	2014	2013
	A$	A$
Financial assets:
Cash and cash equivalents	19,464,748	23,742,422
Accounts receivables	2,053,303	2,167,867

Total financial assets	21,518,051	25,910,289

Debt:
Short term borrowings	331,663	0
Long term secured loan	15,432,092	15,857,966

Total debt	15,763,755	15,857,966

Net financial assets	5,754,296	10,052,323

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners and government grants, revenue from services and product sales.

Universal Biosensors, Inc.

On December 19, 2013 we entered into the Credit Agreement with Lenders for a US$25 million secured term loan. The term loan has a maturity date of December 19, 2018 and bears interest at 10.5% per annum. Interest payments are due quarterly over the five-year term of the term loan and, other than as described further below, we are not required to make payments of principal for amounts outstanding under the term loan until the Maturity Date. Subject to certain exceptions, the term loan is secured by substantially all of our assets, including our intellectual property. For further details, see Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies.

We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months.

The carrying value of the cash and cash equivalents and the accounts receivable approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized for the three months ended March 31, 2014 and for the year ended December 31, 2013.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At March 31, 2014 and year ended December 31, 2013, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at March 31, 2014 and December 31, 2013. We recognized gains of nil for the periods ended March 31, 2014 and December 31, 2013. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended March 31, 2014 and December 31, 2013. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Three Months Ended March 31,	Year Ended December 31,
	2014	2013
	A$	A$
Cash and cash equivalents	19,464,748	23,742,422
Working capital	26,502,221	30,367,292
Ratio of current assets to current liabilities	5.61 : 1	6.60 : 1
Shareholders’ equity per common share	0.15	0.17

The movement in cash and cash equivalents and working capital during the above periods was primarily due to reductions to outflows of cash and to the timing of cash receipts, payments, sales and accruals in the ordinary course of business. In addition to the reductions resulting from operating outflows of cash, a first tranche loan of US$15,000,000 (equivalent to A$16,909,029) was drawn in December 2013 by UBS pursuant to the Athyrium Credit Agreement.

We have not identified any collection issues with respect to receivables.

Universal Biosensors, Inc.

Summary of Cash Flows

	Three Months Ended March 31,
	2014	2013
	A$	A$
Cash provided by/(used in):
Operating activities	(3,365,481)	(3,945,585)
Investing activities	(140,720)	(50,890)
Financing activities	(218,015)	575,603

Net decrease in cash and cash equivalents	(3,724,216)	(3,420,872)

Our net cash used in operating activities for all periods is for our research and development projects including efforts involved in establishing our manufacturing operations and general and administrative expenditure. Our net cash used in operating activities for the period ended March 31, 2013 was also consumed in the manufacture of OneTouch® Verio® strips. The outflows during these periods have been partially offset by receipts from our customers and partners.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and fit out of our facilities based on our needs.

An outflow of A$549,678 included within our financing activities relates to the payment of interest and other debt issuance costs pursuant to the Athyrium Credit Agreement for the period ended March 31, 2014. We also took advantage of a favorable borrowing opportunity to prepay our annual insurances. The net proceeds (proceeds less repayments) of A$331,663 and A$575,603 is reflected as a financing activity for the periods ended March 31, 2014 and 2013, respectively.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2014 are:

A$

Less than 1 year	535,280
1 – 3 years	1,126,859
3 – 5 years	1,199,328
More than 5 years	0

Total minimum lease payments	2,861,467

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Universal Biosensors, Inc.

Contractual Obligations

Our future contractual obligations at March 31, 2014 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	0	2,600,000	0
Operating Lease Obligations (2)	2,861,467	535,280	1,126,859	1,199,328	0
Purchase Obligations (3)	940,639	940,639	0	0	0
Long term secured loan (4)	15,432,092	0	0	15,432,092	0
Financing costs (5)	9,756,037	2,222,508	3,775,802	3,757,727	0
Other Long-Term Liabilities on Balance Sheet (6)	152,768	0	88,576	62,736	1,456

Total	31,743,003	3,698,427	4,991,237	23,051,883	1,456

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders
(4)	US$15 million payable to the lenders on Maturity Date pursuant to the Athyrium Credit Agreement
(5)	Interest and other debt issuance costs payable to the lenders pursuant to the Athyrium Credit Agreement
(6)	Represents long service leave owing to the employees.

Segments

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work.

We operate predominantly in one geographical area, being Australia.

The Company’s total income has been derived from the following countries:

	Three Months Ended March 31,
	2014	2013
	A$	A$
Home country - Australia	110,618	157,302
Foreign countries:
Scotland	0	3,745,818
U.S.A.	47,484	223,040
Switzerland	1,248,197	840,116

Total - foreign countries	1,295,681	4,808,974

Total income	1,406,299	4,966,276

% of total income derived from:
LifeScan	89%	92%
Siemens	3%	4%

We continue to derive significant revenues from LifeScan.

The Company’s material long-lived assets are all based in Australia.

Universal Biosensors, Inc.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Since the majority of our investments are in cash and cash equivalents in U.S. or Australian dollars, our interest income is affected by changes in the general level of U.S. and Australian interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Our investment portfolio is subject to interest rate risk but due to the short duration of our investment portfolio, we believe an immediate 10% change in interest rates would not be material to our financial condition or results of operations.

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

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Universal Biosensors, Inc.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

None.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There has been no sale of equity securities by the Company or purchase of equity securities by the Company, or by an affiliated purchaser on behalf of the Company, since December 31, 2013.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

10.34	Deed of Extension and Variation of Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd dated March 24, 2014	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements text	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Paul Wright
Date: April 24, 2014		Paul Wright
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: April 24, 2014		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated April 24, 2014

Exhibit No	Description	Location

10.34	Deed of Extension of Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd dated March 24, 2014	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements