Form 10-Q
period 2014-06-30
UNIVERSAL BIOSENSORS INC
filed 2014-07-24
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 175,610,978 shares of Common Stock, U.S.$0.0001 par value, outstanding as of July 24, 2014.

UNIVERSAL BIOSENSORS, INC.

Unless otherwise noted, references on this Form 10-Q to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”).

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	June 30, 2014	December 31, 2013
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	15,869,583	23,742,422
Inventories, net	261,874	4,207
Accounts receivable	1,809,207	2,167,867
Prepayments	1,003,141	825,800
Other current assets	10,606,911	9,049,283

Total current assets	29,550,716	35,789,579
Non-current assets:
Property, plant and equipment	34,330,988	33,816,691
Less accumulated depreciation	(19,047,534)	(17,906,571)

Property, plant and equipment - net	15,283,454	15,910,120

Other non-current assets	2,920,000	2,920,000

Total non-current assets	18,203,454	18,830,120

Total assets	47,754,170	54,619,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,676,023	974,754
Accrued expenses	2,403,718	2,329,440
Deferred revenue	909,918	957,916
Borrowings	165,832	0
Employee entitlements provision	1,352,179	1,160,177

Total current liabilities	6,507,670	5,422,287
Non-current liabilities:
Asset retirement obligations	2,600,000	2,549,928
Employee entitlements provision	135,793	147,662
Long term secured loan	15,149,260	15,857,966
Deferred revenue	909,918	957,916

Total non-current liabilities	18,794,971	19,513,472

Total liabilities	25,302,641	24,935,759

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2014 (2013: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 175,610,978 shares in 2014 (2013: 175,600,605)	17,561	17,560
Additional paid-in capital	94,675,286	94,955,051
Accumulated deficit	(64,990,359)	(53,356,552)
Current year loss	(6,952,647)	(11,633,807)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	22,451,529	29,683,940

Total liabilities and stockholders’ equity	47,754,170	54,619,699

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Revenue
Revenue from products	0	3,455,253	0	7,201,071
Revenue from services	1,513,981	1,315,200	2,865,932	2,378,356

Total revenue	1,513,981	4,770,453	2,865,932	9,579,427
Cost of goods sold & services
Cost of goods sold	0	3,206,717	0	6,920,431
Cost of services	6,777	554,388	22,922	632,013

Total cost of goods sold & services	6,777	3,761,105	22,922	7,552,444

Contribution from products & services	1,507,204	1,009,348	2,843,010	2,026,983
Other operating costs & expenses
Research and development	4,270,368	3,448,202	9,185,555	7,906,131
General and administrative	1,683,105	1,487,733	3,066,511	2,795,398

Total operating costs & expenses	5,953,473	4,935,935	12,252,066	10,701,529

Loss from operations	(4,446,269)	(3,926,587)	(9,409,056)	(8,674,546)
Other income/(expense)
Interest income	29,501	136,057	83,849	293,359
Interest expense	(4,771)	(5,660)	(11,133)	(11,320)
Financing costs	(633,629)	0	(1,290,900)	0
Other	1,700,239	755,415	3,674,593	709,063

Total other income	1,091,340	885,812	2,456,409	991,102
Net loss before tax	(3,354,929)	(3,040,775)	(6,952,647)	(7,683,444)
Income tax benefit/(expense)	0	0	0	0

Net loss	(3,354,929)	(3,040,775)	(6,952,647)	(7,683,444)

Earnings per share
Basic and diluted net loss per share	(0.02)	(0.02)	(0.04)	(0.04)
Other comprehensive loss, net of tax:
Reclassification for gain/(loss) realized in net income	0	(12,527)	0	0

Other comprehensive gain/(loss)	0	(12,527)	0	0

Comprehensive loss	(3,354,929)	(3,053,302)	(6,952,647)	(7,683,444)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

	Ordinary shares		Additional Paid- in Capital		Accumulated Other Comprehensive Income	Total Stockholders’ Equity
				Accumulated Deficit
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2013	173,959,863	17,396	93,009,607	(53,356,552)	(298,312)	39,372,139
Net loss	0	0	0	(7,683,444)	0	(7,683,444)
Exercise of stock options issued to employees	748,640	74	175,997	0	0	176,071
Shares issued to employees	917	1	999	0	0	1,000
Stock option expense	0	0	293,502	0	0	293,502

Balances at June 30, 2013	174,709,420	17,471	93,480,105	(61,039,996)	(298,312)	32,159,268

Balances at January 1, 2014	175,600,605	17,560	94,955,051	(64,990,359)	(298,312)	29,683,940
Net loss	0	0	0	(6,952,647)	0	(6,952,647)
Exercise of stock options issued to employees	8,333	0	0	0	0	0
Shares issued to employees	2,040	1	999	0	0	1,000
Stock option expense	0	0	(280,764)	0	0	(280,764)

Balances at June 30, 2014	175,610,978	17,561	94,675,286	(71,943,006)	(298,312)	22,451,529

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
	A$	A$

Cash flows from operating activities:
Net loss	(6,952,647)	(7,683,444)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,191,088	1,283,183
Share based payments expense	(280,764)	293,502
Loss on fixed assets disposal	0	907
Net exchange difference	135,605	(68,597)
Financing costs—amortization of warrants	88,362	0
Change in assets and liabilities:
Inventory	(257,667)	1,349,424
Accounts receivable	358,660	(781,313)
Prepaid expenses and other current assets	(1,734,969)	(1,009,323)
Deferred revenue	(95,996)	0
Employee entitlements	181,133	252,661
Accounts payable and accrued expenses	1,739,876	(317,322)

Net cash used in operating activities	(5,627,319)	(6,680,322)

Cash flows from investing activities:
Purchases of property, plant and equipment	(400,764)	(74,968)

Net cash used in investing activities	(400,764)	(74,968)

Cash flows from financing activities:
Proceeds from borrowings	552,772	767,471
Repayment of borrowings	(386,941)	(383,736)
Proceeds from stock options exercised	0	177,071
Financing costs	(1,077,914)	0

Net cash provided by/(used in) financing activities	(912,083)	560,806

Net decrease in cash and cash equivalents	(6,940,166)	(6,194,484)
Cash and cash equivalent at beginning of period	23,742,422	23,649,417
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(932,673)	640,466

Cash and cash equivalents at end of period	15,869,583	18,095,399

See accompanying notes to the financial statement

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Organization of the Company

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use.

We were incorporated in the State of Delaware on September 14, 2001 and our shares of common stock in the form of CHESS Depositary Interests (“CDIs”) have been quoted on the Australian Securities Exchange (“ASX”) since December 13, 2006. Our securities are not currently traded on any other public market. Our wholly owned subsidiary and primary operating vehicle, UBS, was incorporated as a proprietary limited company in Australia on September 21, 2001. UBS conducts our research, development and manufacturing activities in Melbourne, Australia.

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market pursuant to a collaboration agreement with Siemens (“Collaboration Agreement”) and, subject to being approved for sale, plan to manufacture test strips for these products under a supply agreement with Siemens (“Supply Agreement”). We are also developing our own Prothrombin Time International Normalized Ratio (“PT-INR”) test targeted at the patient self-test market and intend to enter into distribution agreements with respect to that test. We received our first commercial order from Siemens for the production of PT-INR test strips. The responsibility for obtaining regulatory approvals and the final decision to launch the product rests with Siemens.

•	Blood glucose – we expect to provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – we are working on proving the broader applicability of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any tests arising from this work.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2013, included in the Form 10-K of Universal Biosensors, Inc.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At June 30, 2014 and year ended December 31, 2013, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Six Months Ended June 30,	Year Ended December 31,
	2014	2013
	A$	A$
Raw materials	181,130	4,169
Work in progress	80,744	38
Finished goods	0	0

	261,874	4,207

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

	Six Months Ended June 30,	Year Ended December 31,
	2014	2013
	A$	A$
Accounts receivable	1,809,207	2,167,867
Allowance for doubtful debts	0	0

	1,809,207	2,167,867

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Research and development expenses for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Research and development expenses	4,270,368	3,448,202	9,185,555	7,906,131

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

We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to and including the 2012 financial year have been filed. Internationally, consolidated income tax returns up to and including the 2013 financial year have been filed.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Research and Development Agreement

On September 9, 2011 the Company entered into a Collaboration Agreement with Siemens to develop coagulation related products for hospital point-of-care and ambulatory care coagulation markets. In addition to an up-front, non-refundable payment of A$2,961,245 (equivalent to US$3 million), the Collaboration Agreement contained a further six payments from Siemens upon the achievement of certain defined milestones. These six milestones relate to feasibility, regulatory submissions and the launch of the products to be developed. The Company has concluded that the up-front payment is not a separate unit of accounting and recorded the amount as deferred revenue to be recognized as revenue across other deliverables in the arrangement with Siemens based upon the Company’s best estimate of selling price. The deliverables related to each milestone are considered substantive and are not priced at a significant incremental discount to the other deliverables. As the achievement of the milestones is contingent upon a future event, the revenue for each deliverable will be recognized as the contingencies are met and the consideration becomes fixed and determinable.

Of the six milestones, the Company has delivered on two as of June 30, 2014:

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

There were no revenues recognized for the three and six months ended June 30, 2014 and June 30, 2013 relating to the delivery of the milestones pursuant to the Collaboration Agreement. Of the total amount of A$4,230,349 (equivalent to US$4,285,714) recognized as revenue for the 2012 financial year, A$2,961,245 (equivalent to US$3.0 million) relates to the achievement of the two milestones whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones based upon their relative estimate of selling price.

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

The Company has recorded research and development tax incentive income of A$1,729,498 and A$3,720,149 under the caption “Other” in the consolidated condensed statements of comprehensive income for the three and six months ended June 30, 2014. There was no research and development tax incentive income recognized for the three and six months ended June 30, 2013 as the criteria was not met.

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

The Company has recorded foreign currency transaction gains/(losses) of (A$29,259) and A$755,415 for the three month period ended June 30, 2014 and 2013, respectively and (A$45,556) and A$709,063 for the six month period ended June 30, 2014 and 2013, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Our contingent liabilities as at June 30, 2014 are as follows:

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

Leased Assets

All of the Company’s leases for the periods ending June 30, 2014 and December 31, 2013 are considered operating leases. The costs of operating leases are charged to the statement of comprehensive income on a straight-line basis over the lease term.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

An option holder is not permitted to participate in a bonus issue or new issue of securities in respect of an option held prior to the issue of shares to the option holder pursuant to the exercise of an option. If the Company changes the number of issued shares through, or as a result of, any consolidation, subdivision, or similar reconstruction of the issued capital of the Company, the total number of options and the exercise price of the options (as applicable) will likewise be adjusted.

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Dec-13	Dec-13	Aug-13	Mar-13
Exercise Price (A$)	Nil	0.49	0.71	0.79
Share Price at Grant Date (A$)	0.49	0.49	0.71	0.79
Volatility	63%	63%	64%	65%
Expected Life (years)	7	7	7	7
Risk Free Interest Rate	3.82%	3.82%	3.54%	3.37%
Fair Value of Option (A$)	0.49	0.28	0.41	0.45

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2013	10,606,099	1.07
Granted	60,000	0.00
Exercised	(8,333)	0.00
Lapsed	(804,994)	1.03

Balance at June 30, 2014	9,852,772	1.07

The number of options exercisable as at June 30, 2014 and June 30, 2013 was 8,219,892 and 8,443,268, respectively. The total stock compensation expense recognized in income statement was (A$81,957) and A$127,050 for the three month period ended June 30, 2014 and 2013, respectively and (A$280,764) and A$293,502 for the six month period ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was A$735,001 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2014	608,540
2015	102,331
2016	24,130

735,001

The aggregate intrinsic value for all options outstanding as at June 30, 2014 and June 30, 2013 was zero.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

annually. The restricted shares have the same terms of issue as our existing shares of common stock but are not able to be traded until the earlier of three years from the date on which the shares are issued or the date the relevant employee ceases to be an employee of the Company or any of its associated group of companies.

The table below sets forth the RSUs issued by the Company since January 1, 2013:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
May, 2013	917	1,000
December, 2013	142,800	69,972
June, 2014	2,040	1,000

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2013	260,801	0.72
Release of restricted shares	(4,997)	0.80
Granted	2,040	0.49

Balance at June 30, 2014	257,844	0.71

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

Three months ended June 30, 2014
Reclassification for losses realized in net income	0	0	0

Other comprehensive loss	0	0	0

Three months ended June 30, 2013
Reclassification for losses realized in net income	12,527	0	12,527

Other comprehensive loss	12,527	0	12,527

Six months ended June 30, 2014
Reclassification for losses realized in net income	0	0	0

Other comprehensive loss	0	0	0

Six months ended June 30, 2013
Reclassification for losses realized in net income	0	0	0

Other comprehensive loss	0	0	0

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.

The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity will:

•	Identify the contract(s) with a customer (step 1).

•	Identify the performance obligations in the contract (step 2).

•	Determine the transaction price (step 3).

•	Allocate the transaction price to the performance obligations in the contract (step 4).

•	Recognize revenue when (or as) the entity satisfies a performance obligation (step 5).

The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of the ASU’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (e.g., sales of (1) property, plant, and equipment; (2) real estate; or (3) intangible assets). Existing accounting guidance applicable to these transfers (e.g., ASC 360-20) has been amended or superseded.

Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition.

The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public entities. Early application is not permitted (however, early adoption is optional for entities reporting under IFRSs).

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU:

•	Full retrospective application — Retrospective application would take into account the requirements in ASC 250 (with certain practical expedients).

•	Modified retrospective application — Under the modified approach, an entity recognizes “the cumulative effect of initially applying the ASU as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application” (revenue in periods presented in the financial statements before that date is reported under guidance in effect before the change). Using this approach, an entity applies the guidance in the ASU to existing contracts (those for which the entity has remaining performance obligations) as of, and new contracts after, the date of initial application. The ASU is not applied to contracts that were completed before the effective date (i.e., an entity has no remaining performance obligations to fulfill). Entities that elect the modified approach must disclose an explanation of the impact of adopting the ASU, including the financial statement line items and respective amounts directly affected by the standard’s application.

The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements.

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

Messrs Denver and Jane are directors of the Company and SpeeDx. Talu Ventures Pty Ltd, of which Mr. Jane is a director, is a fund manager for a fund which holds approximately 33% of the issued shares in SpeeDx. Until September 27, 2013, PFM Cornerstone Limited held approximately 6% of our shares (this holding has since decreased to less than 1.0% of our shares) and PFM Cornerstone Limited also holds approximately 33% of the issued shares in SpeeDx. Messrs Denver and Hanley are directors of the Company and PFM Cornerstone Limited.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
	US$	A$	US$	A$

2014	1,566,250		2,532,500
2015	1,749,167		1,749,167
2016	1,732,500		1,732,500
2017	1,732,500		1,732,500
2018	16,732,500		16,732,500
Thereafter	0		0

Total minimum payments	23,512,917		24,479,167
Less amount representing interest and other fees	(8,512,917)		(9,479,167)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus amortization of warrants	86,258		5,363

Total carrying value	14,270,603	15,149,260	14,189,708	15,857,966

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,270,603	15,149,260	14,189,708	15,857,966

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of June 30, 2014 and December 31, 2013, and are included in long term debt carrying value.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

UBS paid a non-refundable fee of US$625,000 to the Lenders on the Closing Date (being 2.5% of the aggregate credit facility) and a 2% commitment fee based on any available unused borrowing commitment under the Credit Agreement until January 30, 2015. The Lenders will also be entitled to receive 30% of the net proceeds of milestone payments paid under the Collaboration Agreement by and among UBS, UBI and Siemens Healthcare Diagnostics, Inc., up to a maximum of US$600,000 in the aggregate. UBS has also agreed to pay certain taxes arising in connection with the Credit Agreement and other Loan Documents, including withholding taxes. UBS has also agreed to pay certain reasonable out-of-pocket expenses incurred by the Lenders in connection with the loan documents, or as may be incurred in connection with the enforcement or protection of their rights.

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

As further described below, pursuant to the Credit Agreement, UBI issued to the lenders warrants entitling the holder to purchase up to an aggregate total of 4.5 million shares of UBI’s common stock in the form of CDIs at a price of A$1.00 per share (the “Exercise Price”), which represents a 117% premium over the closing price of UBI’s common stock on December 19, 2013. The warrants are immediately exercisable and have a term of seven years.

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

Warrants

Pursuant to the Credit Agreement, UBS issued to the Lenders warrants entitling the holder to purchase up to an aggregate total of 4.5 million shares of UBI’s common stock in the form of CDIs at the Exercise Price.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Restricted Cash

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Six Months Ended June 30,	Year Ended December 31,
	2014	2013
	A$	A$

Financial covenant pursuant to the Credit Agreement	2,600,000	2,600,000
Letter of credit issued in favour of a supplier	0	575,000
Collateral for facilities	320,000	320,000

	2,920,000	3,495,000

Universal Biosensors, Inc.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were incorporated in the State of Delaware on September 14, 2001 and our shares of common stock in the form of CHESS Depositary Interests have been quoted on the ASX since December 13, 2006. Our securities are not currently traded on any other public market. Our wholly owned subsidiary and primary operating vehicle, UBS, was incorporated as a proprietary limited company in Australia on September 21, 2001. UBS conducts our research, development and manufacturing activities in Melbourne, Australia.

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS by LifeScan, Inc. and other third party licensors.

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens to develop a range of products for the point-of-care coagulation market pursuant to a Collaboration Agreement and, subject to being approved for sale, plan to manufacture test strips for these products under a Supply Agreement with Siemens. We are also developing our own PT-INR test targeted at the patient self-test market and intend to enter into distribution agreements with respect to that test. We received our first commercial order from Siemens for the production of PT-INR test strips. The responsibility for obtaining regulatory approvals and the final decision to launch the product rests with Siemens.

•	Blood glucose – we expect to provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement and a Development and Research Agreement with LifeScan.

•	Other electrochemical-cell based tests – we are working on proving the broader the applicability of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any tests arising from this work.

Universal Biosensors, Inc.

Results of Operations

Analysis of Consolidated Revenue

Our total revenue decreased by 68% and 70% to A$1,513,981 and A$2,865,932, respectively during the three and six months ended June 30, 2014 compared to the same period in the previous financial year.

The movement in total revenue during these periods was due to the following factors:

•	Revenue from products – we manufactured OneTouch® Verio® strips for LifeScan and generated product revenue up until the end of the 2013 financial year. With effect from December 31, 2013, we ceased the manufacture of the OneTouch® Verio® blood glucose testing product.

•	Revenue from services – the decline in revenue from products (above) was partly offset by an increase in quarterly service fees.

Revenue from Products

OneTouch® Verio® was first launched in the Netherlands in January 2010 and is now available in countries that represent over 90% of the world self-monitoring blood glucose market. The manufacturing results of the blood glucose test strips during the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Revenue from products	0	3,455,253	0	7,201,071
Cost of goods sold	0	(3,206,717)	0	(6,920,431)

	0	248,536	0	280,640

Production margin	0%	7%	0%	4%

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

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Revenue from services:
Quarterly services fee	1,369,529	760,617	2,582,588	1,600,733
Contract research and development	0	479,893	0	479,893
Other services	144,452	74,690	283,344	297,730

	1,513,981	1,315,200	2,865,932	2,378,356
Cost of services	(6,777)	(554,388)	(22,922)	(632,013)

	1,507,204	760,812	2,843,010	1,746,343

	100%	58%	99%	73%

Quarterly service fee - The quarterly service fee increased by 80% and 61%, respectively during the three and six months ended June 30, 2014 compared to the same period in the previous financial year, reflecting ongoing market penetration and growth.

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

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement or with the agreement of Universal Biosensors. LifeScan has the option to give notice to convert the quarterly service fees, which it may only do so once it has paid cumulative quarterly service fees of US$45 million. To date, LifeScan has paid cumulative quarterly service fees of US$8.5 million. Where it gives such notice, LifeScan is required to the pay the quarterly service fees for the remainder of the year in which notice is given and at the end of that year, LifeScan must pay a one-time lump sum fee. This fee is calculated by multiplying the sum of all quarterly service fees for the relevant year in which notice is given by a multiplier (on a sliding scale from 3x if LifeScan gave notice in 2012 to 2x if notice is given in 2018 and beyond). LifeScan may also terminate the obligation to pay quarterly service fees if certain other factors detailed in the Master Services and Supply Agreement arise, including LifeScan ceasing to sell the product, termination for breach, insolvency and bankruptcy, change of control and regulatory termination.

Contract research and development - The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. We did not perform or generate any revenue from contract research and development during the three and six months ended June 30, 2014.

Other services - We generated these revenues principally from Siemens based on work undertaken for them.

Contribution from Products & Services

The contribution from products and services has increased by 49% and 40%, respectively during the three and six months ended June 30, 2014 compared to the same period in the previous financial year. The increase is primarily represented by the growth in the quarterly service fee which has a 100% margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Revenue from products & services	1,513,981	4,770,453	2,865,932	9,579,427
Cost of goods sold & services	(6,777)	(3,761,105)	(22,922)	(7,552,444)

Contribution from products & services	1,507,204	1,009,348	2,843,010	2,026,983

Contribution margin	100%	21%	99%	21%

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

(b) Immunoassay

We are continuing to develop our immunoassay platform targeting a broad range of potential assays. Our vision is to target a single meter and consumable design that can detect analytes across a wide range of sensitivities creating a broad-based multi-test solution while minimizing the incremental research and development effort required for each new test. This platform incorporates the ability to perform D-Dimer and C Reactive Protein tests and leverages past research work on these tests.

This work is currently in the feasibility phase.

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Research	318,232	573,422	744,535	978,678
Development	3,952,136	2,874,780	8,441,020	6,927,453

Research and development expenses	4,270,368	3,448,202	9,185,555	7,906,131

Depending on the scope of research and development activities we undertake and the stages of development of each of these activities, our research and development expenditure will fluctuate.

Universal Biosensors, Inc.

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

Research and development expenditure increased by 24% and 16% during the three and six months ended June 30, 2014 compared to the same period previous financial year. The increase principally reflects the effort required to complete the final stages of the development phase prior to launch of the four tests we are undertaking. The first of these tests, the Prothrombin Time test, for which we have already received a first commercial order from Siemens, is anticipated to launch in the current financial year.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Depreciation	541,518	153,435	1,125,505	304,758
Share based payments	(59,221)	55,257	(211,018)	127,651

	482,297	208,692	914,487	432,409

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended June 30, 2014 and June 30, 2013 were A$2,264,986 and A$2,366,780, respectively and A$5,284,753 and A$5,776,715 for the six months ended June 30, 2014 and June 30, 2013, respectively.

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

General and administrative expenses increased by 13% and 10% during the three and six months ended June 30, 2014 compared to the same period previous financial year. The increase is primarily represented by non-recurring consultancy services commissioned by us.

Universal Biosensors, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
General and administrative expenses	1,683,105	1,487,733	3,066,511	2,795,398

The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Depreciation	42,532	17,760	65,583	36,337
Share based payments	(22,736)	60,413	(69,746)	139,561

	19,796	78,173	(4,163)	175,898

Interest Income

Interest income decreased during the three and six months ended June 30, 2014 compared to the same period in the previous financial year. The decrease in interest income is generally attributable to the lower amount of funds available for investment in Australian currency. A large portion of our funds is held in US denominated currency which currently does not produce any investment interest.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Interest income	29,501	136,057	83,849	293,359

Interest Expense

Interest expense for the 2014 financial year relates to a 2.88% interest being charged on a short-term borrowing initiated in January 2014. In comparison, interest expense for the 2013 financial year relates to a 2.95% interest being charged on a short-term borrowing initiated in February 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Interest expense	4,771	5,660	11,133	11,320

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 term loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Interest expense	426,193	0	869,853	0
Warrants expense	43,539	0	88,362	0
Other debt issuance costs	163,897	0	332,685	0

	633,629	0	1,290,900	0

Universal Biosensors, Inc.

Interest expense relates to applicable interest of 10.5% levied on the loan. The fair value of the warrant issued to the Lenders was estimated using the Trinomial Lattice model. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Other

The Company has recorded research and development tax incentive income of A$1,729,498 and A$3,720,149, respectively for the three and six months ended June 30, 2014 under this caption. The Company determined that it qualified and became eligible for this rebate during the third quarter of the 2013 financial year. The balance is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

The research and development tax incentive receivable has been recorded as “Other current assets” in the consolidated balance sheets.

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

Risk Free Rate

The risk free rate which we applied is equivalent to the yield on an Australian government bond with a time to expiry approximately equal to the expected time to expiry on the warrants to purchase common stock being valued.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Six Months Ended June 30,	Year Ended December 31,
	2014	2013
	A$	A$
Financial assets:
Cash and cash equivalents	15,869,583	23,742,422
Accounts receivable	1,809,207	2,167,867

Total financial assets	17,678,790	25,910,289

Debt:
Short term borrowings	165,832	0
Long term secured loan	15,149,260	15,857,966

Total debt	15,315,092	15,857,966

Net financial assets	2,363,698	10,052,323

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners and government grants, revenue from services and product sales.

On December 19, 2013 we entered into the Credit Agreement with the Lenders for a US$25 million secured term loan. The term loan has a maturity date of December 19, 2018 and bears interest at 10.5% per annum. Interest payments are due quarterly over the five-year term of the term loan and, other than as described elsewhere herein, we are not required to make payments of principal for amounts outstanding under the term loan until the Maturity Date. Subject to certain exceptions, the term loan is secured by substantially all of our assets, including our intellectual property. For further details, see Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies.

Universal Biosensors, Inc.

We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months.

The carrying value of the cash and cash equivalents and the accounts receivable approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized for the six months ended June 30, 2014 and for the year ended December 31, 2013.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At June 30, 2014 and December 31, 2013, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at June 30, 2014 and December 31, 2013. We recognized gains of nil for the periods ended June 30, 2014 and December 31, 2013. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended June 30, 2014 and December 31, 2013. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Six Months Ended June 30,	Year Ended December 31,
	2014	2013
	A$	A$
Cash and cash equivalents	15,869,583	23,742,422
Working capital	23,043,046	30,367,292
Ratio of current assets to current liabilities	4.54 : 1	6.60 : 1
Shareholders’ equity per common share	0.13	0.17

The movement in cash and cash equivalents and working capital during the above periods was primarily due to reductions resulting from outflows of cash and to the timing of cash receipts, payments, sales and accruals in the ordinary course of business. In addition to the reductions resulting from operating outflows of cash, a first tranche loan of US$15,000,000 (equivalent to A$16,909,029) was drawn in December 2013 by UBS pursuant to the Credit Agreement.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Six Months Ended June 30,
	2014	2013
	A$	A$
Cash provided by/(used in):
Operating activities	(5,627,319)	(6,680,322)
Investing activities	(400,764)	(74,968)
Financing activities	(912,083)	560,806

Net increase/(decrease) in cash and cash equivalents	(6,940,166)	(6,194,484)

Universal Biosensors, Inc.

Our net cash used in operating activities for all periods is for our research and development projects including efforts involved in establishing our manufacturing operations and general and administrative expenditure. Our net cash used in operating activities for the period ended June 30, 2013 was also consumed in the manufacture of OneTouch® Verio® strips. The outflows during these periods have been partially offset by receipts from our customers and partners.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and fit out of our facilities based on our needs.

An outflow of A$1,077,914 included within our financing activities relates to the payment of interest and other debt issuance costs pursuant to the Credit Agreement for the period ended June 30, 2014. We also took advantage of a favorable borrowing opportunity to prepay our annual insurances. The net proceeds (proceeds less repayments) of A$165,831 and A$383,735 are reflected as a financing activity for the periods ended June 30, 2014 and 2013, respectively.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2014 are:

A$
Less than 1 year	539,918
1 – 3 years	1,136,627
3 – 5 years	1,051,103
More than 5 years	0

Total minimum lease payments	2,727,648

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at June 30, 2014 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	0	2,600,000	0
Operating Lease Obligations (2)	2,727,648	539,918	1,136,627	1,051,103	0
Purchase Obligations (3)	1,583,425	1,583,425	0	0	0
Long term secured loan (4)	15,149,260	0	0	15,149,260	0
Financing costs (5)	9,037,067	1,662,686	3,696,037	3,678,344	0
Other Long-Term Liabilities on Balance Sheet (6)	135,793	0	72,002	62,411	1,380

Total	31,233,193	3,786,029	4,904,666	22,541,118	1,380

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders
(4)	US$15 million payable to the lenders on Maturity Date pursuant to the Credit Agreement

Universal Biosensors, Inc.

(5)	Interest and other debt issuance costs payable to the lenders pursuant to the Credit Agreement
(6)	Represents long service leave owing to the employees.

Segments

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work.

We operate predominantly in one geographical area, being Australia.

The Company’s total income has been derived from the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Home country - Australia	1,758,999	136,057	3,860,267	293,359
Foreign countries:
Scotland	0	3,455,253	0	7,201,071
U.S.A.	93,211	554,583	140,695	777,623
Switzerland	1,420,770	760,617	2,668,968	1,600,733

Total - foreign countries	1,513,981	4,770,453	2,809,663	9,579,427

Total income	3,272,980	4,906,510	6,669,930	9,872,786

% of total income derived from:

LifeScan	43%	86%	40%	89%

Siemens	3%	11%	2%	8%

We continue to derive significant revenues from LifeScan.

The Company’s material long-lived assets are all based in Australia.

Universal Biosensors, Inc.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

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

Although the Company has a hedging program, as at June 30, 2014 and December 31, 2013, there were no open derivatives to be disclosed.

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

Disclosure Controls and Procedures. At the end of the period covered by this report, the Company evaluated the effectiveness of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Paul Wright, Chief Executive Officer, and Salesh Balak, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Wright and Balak concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Universal Biosensors, Inc.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

None.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There has been no sale of equity securities by the Company or purchase of equity securities by the Company, or by an affiliated purchaser on behalf of the Company, since December 31, 2013.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements text	Filed herewith

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.
(Registrant)

	By:	/s/ Paul Wright
Date: July 24, 2014		Paul Wright
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: July 24, 2014		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated July 24, 2014

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith