Form 10-Q
period 2014-09-30
UNIVERSAL BIOSENSORS INC
filed 2014-10-29
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 175,610,978 shares of Common Stock, U.S.$0.0001 par value, outstanding as of October 29, 2014.

UNIVERSAL BIOSENSORS, INC.

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Consolidated condensed balance sheets at September 30, 2014 and December 31, 2013 (unaudited)	1
	2)	Consolidated condensed statements of comprehensive income for the three months and nine months ended September 30, 2014 and 2013 (unaudited)	2
	3)	Consolidated condensed statements of changes in stockholder’s equity and comprehensive income for the period ended September 30, 2014 and 2013 (unaudited)	3
	4)	Consolidated condensed statements of cash flows for the nine months ended September 30, 2014 and 2013 (unaudited)	4
	5)	Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		21

Item 3	Quantitative and Qualitative Disclosures About Market Risk		34

Item 4	Controls and Procedures		35

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		36

Item 1A	Risk Factors		36

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		36

Item 3	Defaults Upon Senior Securities		36

Item 4	Mine Safety Disclosures		36

Item 5	Other Information		36

Item 6	Exhibits		36

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101

SIGNATURES			37

Unless otherwise noted, references on this Form 10-Q to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”).

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	19,830,109	23,742,422
Inventories, net	393,745	4,207
Accounts receivable	2,012,682	2,167,867
Prepayments	870,573	825,800
Other current assets	5,850,695	9,049,283

Total current assets	28,957,804	35,789,579
Non-current assets:
Property, plant and equipment	34,470,592	33,816,691
Less accumulated depreciation	(19,701,816)	(17,906,571)

Property, plant and equipment - net	14,768,776	15,910,120

Other non-current assets	2,920,000	2,920,000

Total non-current assets	17,688,776	18,830,120

Total assets	46,646,580	54,619,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	957,140	974,754
Accrued expenses	2,615,730	2,329,440
Deferred revenue	979,368	957,916
Employee entitlements provision	1,412,121	1,160,177

Total current liabilities	5,964,359	5,422,287
Non-current liabilities:
Asset retirement obligations	2,600,000	2,549,928
Employee entitlements provision	131,165	147,662
Long term secured loan	16,352,515	15,857,966
Deferred revenue	979,368	957,916

Total non-current liabilities	20,063,048	19,513,472

Total liabilities	26,027,407	24,935,759

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2014 (2013: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 175,610,978 shares in 2014 (2013: 175,600,605)	17,561	17,560
Additional paid-in capital	94,736,989	94,955,051
Accumulated deficit	(64,990,359)	(53,356,552)
Current year loss	(8,846,706)	(11,633,807)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	20,619,173	29,683,940

Total liabilities and stockholders’ equity	46,646,580	54,619,699

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Revenue
Revenue from products	137,294	1,396,357	137,294	8,597,428
Revenue from services	1,949,297	1,117,229	4,815,229	3,495,585

Total revenue	2,086,591	2,513,586	4,952,523	12,093,013
Cost of goods sold & services
Cost of goods sold	218,298	1,756,957	218,298	8,677,388
Cost of services	127,084	236,334	150,006	868,347

Total cost of goods sold & services	345,382	1,993,291	368,304	9,545,735

Contribution from products & services	1,741,209	520,295	4,584,219	2,547,278
Other operating costs & expenses
Research and development	4,715,444	3,901,823	13,900,999	11,807,954
General and administrative	1,522,175	1,684,703	4,588,686	4,480,101

Total operating costs & expenses	6,237,619	5,586,526	18,489,685	16,288,055

Loss from operations	(4,496,410)	(5,066,231)	(13,905,466)	(13,740,777)
Other income/(expense)
Interest income	103,398	123,663	187,247	417,022
Interest expense	(4,772)	(7,547)	(15,905)	(18,867)
Financing costs	(654,095)	0	(1,944,995)	0
Other	3,157,820	4,266,790	6,832,413	4,975,853

Total other income	2,602,351	4,382,906	5,058,760	5,374,008
Net loss before tax	(1,894,059)	(683,325)	(8,846,706)	(8,366,769)
Income tax benefit/(expense)	0	0	0	0

Net loss	(1,894,059)	(683,325)	(8,846,706)	(8,366,769)

Earnings per share
Basic and diluted net loss per share	(0.01)	0.00	(0.05)	(0.05)
Other comprehensive loss, net of tax:
Reclassification for gain/(loss) realized in net income	0	0	0	0

Other comprehensive gain/(loss)	0	0	0	0

Comprehensive loss	(1,894,059)	(683,325)	(8,846,706)	(8,366,769)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

	Ordinary shares		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Income	Equity
		A$	A$	A$	A$	A$

Balances at January 1, 2013	173,959,863	17,396	93,009,607	(53,356,552)	(298,312)	39,372,139
Net loss	0	0	0	(8,366,769)	0	(8,366,769)
Exercise of stock options issued to employees	824,663	82	194,679	0	0	194,761
Shares issued to employees	917	1	999	0	0	1,000
Stock option expense	0	0	469,125	0	0	469,125

Balances at September 30, 2013	174,785,443	17,479	93,674,410	(61,723,321)	(298,312)	31,670,256

Balances at January 1, 2014	175,600,605	17,560	94,955,051	(64,990,359)	(298,312)	29,683,940
Net loss	0	0	0	(8,846,706)	0	(8,846,706)
Exercise of stock options issued to employees	8,333	0	0	0	0	0
Shares issued to employees	2,040	1	999	0	0	1,000
Stock option expense	0	0	(219,061)	0	0	(219,061)

Balances at September 30, 2014	175,610,978	17,561	94,736,989	(73,837,065)	(298,312)	20,619,173

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	A$	A$

Cash flows from operating activities:
Net loss	(8,846,706)	(8,366,769)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,847,314	1,890,162
Share based payments expense	(219,061)	469,125
Loss on fixed assets disposal	8,098	907
Net exchange difference	390,708	23,549
Financing costs - amortization of warrants	133,361	0
Change in assets and liabilities:
Inventory	(389,538)	1,218,518
Accounts receivable	155,185	577,192
Prepaid expenses and other assets	3,153,816	(4,361,105)
Deferred revenue	42,904	0
Employee entitlements	236,446	284,844
Accounts payable and accrued expenses	1,934,897	(1,915,731)

Net cash used in operating activities	(1,552,576)	(10,179,308)

Cash flows from investing activities:
Purchases of property, plant and equipment	(691,465)	(135,252)

Net cash used in investing activities	(691,465)	(135,252)

Cash flows from financing activities:
Proceeds from borrowings	552,772	767,471
Repayment of borrowings	(552,772)	(639,559)
Proceeds from stock options exercised	0	194,761
Financing costs	(1,638,752)	0

Net cash provided by/(used in) financing activities	(1,638,752)	322,673

Net decrease in cash and cash equivalents	(3,882,793)	(9,991,887)
Cash and cash equivalent at beginning of period	23,742,422	23,649,417
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(29,520)	1,013,372

Cash and cash equivalents at end of period	19,830,109	14,670,902

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) to develop a range of products for the point-of-care coagulation market pursuant to a collaboration agreement with Siemens (“Collaboration Agreement”) and, subject to being approved for sale, plan to manufacture test strips for these products under a supply agreement with Siemens (“Supply Agreement”). We are also developing our own Prothrombin Time International Normalized Ratio (“PT-INR”) test targeted at the patient self-test market and intend to enter into distribution agreements with respect to that test.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – we are working on proving the broader applicability of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any tests arising from this work.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2013, included in the Form 10-K of Universal Biosensors, Inc.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At September 30, 2014 and year ended December 31, 2013, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the financial statements.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Nine Months Ended September 30,	Year Ended December 31,
	2014	2013
	A$	A$
Raw materials	315,036	4,169
Work in progress	78,709	38
Finished goods	0	0

	393,745	4,207

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

	Nine Months Ended September 30,	Year Ended December 31,
	2014	2013
	A$	A$
Accounts receivable	2,012,682	2,167,867
Allowance for doubtful debts	0	0

	2,012,682	2,167,867

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Research and development expenses for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Research and development expenses	4,715,444	3,901,823	13,900,999	11,807,954

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

We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to and including the 2013 financial year has been filed. Internationally, consolidated income tax returns up to and including the 2013 financial year have been filed.

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

Master Services and Supply Agreement

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

Collaboration Agreement

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

Of the six milestones, the Company has delivered on two as of September 30, 2014:

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

There were no revenues recognized for the three and nine months ended September 30, 2014 and September 30, 2013 relating to the delivery of the milestones pursuant to the Collaboration Agreement. Of the total amount of A$4,230,349 (equivalent to US$4,285,714) recognized as revenue for the 2012 financial year, A$2,961,245 (equivalent to US$3.0 million) relates to the achievement of the two milestones whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones based upon their relative estimate of selling price.

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

The Company has recorded research and development tax incentive income of A$3,561,209 and A$4,250,864 for the three month period ended September 30, 2014 and 2013, respectively and A$7,281,358 and A$4,250,864 for the nine month period ended September 30, 2014 and 2013, respectively. The research and development tax incentive income is recorded under the caption “Other” in the consolidated statements of comprehensive income. There was no research and development tax incentive income recognized for the six months ended June 30, 2013 as the criteria was not met. The Company determined that it qualified and became eligible for this incentive income during the third quarter of the 2013 financial year.

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

The Company has recorded foreign currency transaction (losses)/gains of (A$399,417) and A$15,926 for the three month period ended September 30, 2014 and 2013, respectively and (A$444,973) and A$724,989 for the nine month period ended September 30, 2014 and 2013, respectively.

The results and financial position of all the Group entities that have a functional currency different from the reporting currency are translated into the reporting currency as follows:

•	assets and liabilities for each balance sheet item reported are translated at the closing rate at the date of that balance sheet;

•	income and expenses for each income statement item reported are translated at average exchange rates (unless this is not a reasonable approximation of the effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the dates of the transactions); and

•	all resulting exchange differences are recognized as a separate component of equity.

On consolidation, exchange differences arising from the translation of any net investment in foreign entities are taken to the Accumulated Other Comprehensive Income.

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Our contingent liabilities as at September 30, 2014 are as follows:

•	we have a potential obligation to pay 50% of the patent fees paid by LifeScan in respect of the patents we license from LifeScan prior to the date of the first commercial sale of a non-glucose product that utilizes the technology licensed from LifeScan and 50% of the patent fees incurred by LifeScan in respect of such patents thereafter. In the event of the first commercial sale of a non-glucose product, the initial amount that could be paid by us to LifeScan is projected to be between US$1.6 million to US$1.8 million. We would have the right to make this payment either as a lump sum within 45 days of receipt of the supporting documentation from LifeScan or in equal monthly installment payments during the 24 months subsequent to the date of receipt of the supporting documentation. Currently the non-glucose products continue to be in the research and development phase.

•	during 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. The total amount of marketing support payments expected to be paid to LifeScan is approximately US$2 million. Based on the current volume of strips sold by LifeScan and that we have no visibility of future sales by LifeScan, it is uncertain whether we would be required to make this marketing support payment.

•	we have engaged Planet Innovation Pty Ltd (“Planet Innovation”) to assist us with design and engineering for future analyzers. As part of the agreement, Planet Innovation will be paid a success payment upon the formal acceptance of the analyzer for commercial manufacture and a further success payment on launch sign-off for the first commercial sale of the analyzer. All of the analyzers Planet Innovation is currently working on are in the research and development phases, and therefore at this stage their commercial manufacture and sale and the amount of any future success payment cannot be reliably estimated.

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

Leased Assets

All of the Company’s leases for the periods ending September 30, 2014 and December 31, 2013 are considered operating leases. The costs of operating leases are charged to the statement of comprehensive income on a straight-line basis over the lease term.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Aug-14	Dec-13	Dec-13	Aug-13	Mar-13
Exercise Price (A$)	0.17	Nil	0.49	0.71	0.79
Share Price at Grant Date (A$)	0.17	0.49	0.49	0.71	0.79
Volatility	71%	63%	63%	64%	65%
Expected Life (years)	7	7	7	7	7
Risk Free Interest Rate	3.13%	3.82%	3.82%	3.54%	3.37%
Fair Value of Option (A$)	0.10	0.49	0.28	0.41	0.45

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2013	10,606,099	1.07
Granted	152,000	0.10
Exercised	(8,333)	0.00
Lapsed	(834,994)	1.02

Balance at September 30, 2014	9,914,772	1.06

The number of options exercisable as at September 30, 2014 and September 30, 2013 was 8,219,892 and 8,344,277, respectively. The total stock compensation expense recognized in income statement was A$61,703 and A$175,623 for the three month period ended September 30, 2014 and 2013, respectively and (A$219,061) and A$469,125 for the nine month period ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was A$201,189 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2014	69,817
2015	104,597
2016	25,869
2017	906

201,189

The aggregate intrinsic value for all options outstanding as at September 30, 2014 and September 30, 2013 was zero.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

The table below sets forth the RSUs issued by the Company since January 1, 2013:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
May, 2013	917	1,000
December, 2013	142,800	69,972
June, 2014	2,040	1,000

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2013	260,801	0.72
Release of restricted shares	(9,077)	0.77
Granted	2,040	0.49

Balance at September 30, 2014	253,764	0.71

Employee Benefit Costs

The Company contributes to standard defined contribution superannuation funds on behalf of all employees. This contribution amount, formerly equal to 9% of each employee’s salary, was increased by law to 9.25% from July 1, 2013 and 9.5% from July 1, 2014 of each such employee’s salary. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. The Company permits employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated condensed statements of comprehensive income as they become payable.

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

In September 2011, we entered into a non-exclusive license agreement with SpeeDx Pty Ltd (“SpeeDx”) pursuant to which SpeeDx granted us a license to use its proprietary MNAzyme technology in the field of molecular diagnostics. Under the agreement we make milestone payments totaling A$500,000 to SpeeDx if certain specified targets are achieved, and royalty payments ranging from 5% to 15% of that portion of our sales and licensing revenues arising from SpeeDx technology or products incorporating SpeeDx technology.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

In August 2013, we entered into a consulting agreement with SpeeDx pursuant to which we provided certain services relating to the establishment and maintenance of a quality management system at SpeeDx. Consulting fees received under this agreement were A$77,758. In addition, a success fee of A$50,000 is payable by SpeeDx during the fourth quarter of 2014 as the criteria for successful completion of the engagement has been met.

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

Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
	US$	A$	US$	A$

2014	1,083,125		2,532,500
2015	1,749,167		1,749,167
2016	1,732,500		1,732,500
2017	1,732,500		1,732,500
2018	16,732,500		16,732,500
Thereafter	0		0

Total minimum payments	23,029,792		24,479,167
Less amount representing interest and other fees	(8,029,792)		(9,479,167)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus amortization of warrants	127,376		5,363

Total carrying value	14,311,721	16,352,515	14,189,708	15,857,966

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,311,721	16,352,515	14,189,708	15,857,966

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of September 30, 2014 and December 31, 2013, and are included in long term debt carrying value.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Other

In January 2014, UBS entered into an arrangement with Pacific Premium Funding to fund the Group’s insurance premium. The total amount financed was A$568,677 at inception. Interest is charged at a fixed rate of 2.88% per annum and the short-term borrowing has been fully repaid. The short-term borrowing was secured by the insurance premium refund. In February 2013, UBS entered into an arrangement with Lumley Finance Ltd to fund the Group’s insurance premium. The total amount financed was A$767,471 at inception. Interest was charged at a fixed rate of 2.95% per annum and the short-term borrowing was fully repaid by December 2013. The short-term borrowing was secured by the insurance premium refund.

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

Restricted Cash

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Nine Months Ended September 30,	Year Ended December 31,
	2014	2013
	A$	A$

Financial covenant pursuant to the Credit Agreement	2,600,000	2,600,000
Letter of credit issued in favour of a supplier	0	575,000
Collateral for facilities	320,000	320,000

	2,920,000	3,495,000

Universal Biosensors, Inc.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens to develop a range of products for the point-of-care coagulation market pursuant to a Collaboration Agreement and, subject to being approved for sale, plan to manufacture test strips for these products under a Supply Agreement with Siemens. We are also developing our own PT-INR test targeted at the patient self-test market and intend to enter into distribution agreements with respect to that test.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement and a Development and Research Agreement with LifeScan.

•	Other electrochemical-cell based tests – we are working on proving the broader the applicability of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any tests arising from this work.

Results of Operations

Analysis of Consolidated Revenue

Our total revenue decreased by 17% and 59% to A$2,086,591 and A$4,952,523, respectively during the three and nine months ended September 30, 2014 compared to the same periods in the previous financial year.

Universal Biosensors, Inc.

The movement in total revenue during these periods was primarily due to the following factors:

•	Revenue from products – we manufactured OneTouch® Verio® strips for LifeScan and generated product revenue up until the end of the 2013 financial year. With effect from December 31, 2013, we ceased the manufacture of the OneTouch® Verio® blood glucose testing product.

•	Revenue from services – the decline in revenue from products (above) was partly offset by an increase in quarterly service fees.

Revenue from Products

We currently only commercially manufacture PT-INR test strips for Siemens.

The manufacturing results of the test strips we manufactured during the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Revenue from products	137,294	1,396,357	137,294	8,597,428
Cost of goods sold	(218,298)	(1,756,957)	(218,298)	(8,677,388)

	(81,004)	(360,600)	(81,004)	(79,960)

Production margin	(59%)	(26%)	(59%)	(1%)

•	PT-INR test strips – we commenced manufacture of the PT-INR test strips on behalf of Siemens during the third quarter of 2014. The initial production order submitted by Siemens has been fulfilled and the shipment was made in the third quarter of 2014. Whilst we made a margin from the sale of our PT-INR strips before overheads, the initial low volumes are not sufficient to cover all indirect expenditures. Based on forecast volumes, we expect to generate positive production margins from the supply of the PT-INR strips in 2015.

•	Between 2009 and 2013, UBS acted as a non-exclusive manufacturer of blood glucose test strips for LifeScan’s OneTouch® Verio® blood glucose testing product. With effect from December 31, 2013, UBS ceased the manufacture of the OneTouch® Verio® blood glucose test strips for LifeScan. Manufacture of the OneTouch® Verio® strips has been transitioned to LifeScan’s existing facility in Inverness, Scotland.

Revenue from Services

We provide various services to our customers and partners. The revenue from services is grouped into the following categories:

•	Product enhancement – a quarterly service fee based on the number of strips sold by our customers and partners is payable to us as an ongoing reward for our services and efforts to enhance the product;

•	Contract research and development – we undertake contract research and development on behalf of our customers and partners;

•	Other services – ad-hoc services provided on an agreed basis based on our customers’ and partners’ requirements.

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Revenue from services:
Quarterly services fee	1,579,765	832,691	4,162,353	2,433,424
Contract research and development	0	0	0	479,893
Other services	369,532	284,538	652,876	582,268

	1,949,297	1,117,229	4,815,229	3,495,585
Cost of services	(127,084)	(236,334)	(150,006)	(868,347)

	1,822,213	880,895	4,665,223	2,627,238

	93%	79%	97%	75%

Quarterly service fee - The quarterly service fee increased by 90% and 71%, respectively during the three and nine months ended September 30, 2014 compared to the same periods in the previous financial year, reflecting ongoing market penetration and growth.

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

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement or with the agreement of Universal Biosensors. LifeScan has the option to give notice to convert the quarterly service fees, which it may only do so once it has paid cumulative quarterly service fees of US$45 million. To date, LifeScan has paid cumulative quarterly service fees of US$9.9 million. Where it gives such notice, LifeScan is required to the pay the quarterly service fees for the remainder of the year in which notice is given and at the end of that year, LifeScan must pay a one-time lump sum fee. This fee is calculated by multiplying the sum of all quarterly service fees for the relevant year in which notice is given by a multiplier (on a sliding scale from 2.8x if notice is given in 2014 to 2x if notice is given in 2018 and beyond). LifeScan may also terminate the obligation to pay quarterly service fees if certain other factors detailed in the Master Services and Supply Agreement arise, including LifeScan ceasing to sell the product, termination for breach, insolvency and bankruptcy, change of control and regulatory termination.

Contract research and development - The nature and scope of contract research and development are determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. We generated revenue of A$479,893 as reimbursement of costs for additional analyzer development work we undertook on behalf of Siemens during the second quarter of 2013. We did not perform or generate any revenue from contract research and development during any other periods mentioned above.

Other services - We generated these revenues principally from Siemens based on work undertaken for them.

Contribution from Products & Services

The contribution from products and services has increased by 235% and 80%, respectively during the three and nine months ended September 30, 2014 compared to the same periods in the previous financial year. The increase is primarily represented by the growth in the quarterly service fee which has a 100% margin.

Universal Biosensors, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Revenue from products & services	2,086,591	2,513,586	4,952,523	12,093,013
Cost of goods sold & services	(345,382)	(1,993,291)	(368,304)	(9,545,735)

Contribution from products & services	1,741,209	520,295	4,584,219	2,547,278

Contribution margin	83%	21%	93%	21%

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

Our principal research and development activities can be described as follows:

(a) Blood coagulation

We are developing Prothrombin Time tests for monitoring the therapeutic range of the anticoagulant warfarin based on measuring activity of the enzyme thrombin. In September 2011 we entered into a Collaboration Agreement with Siemens which was amended in September 2012, pursuant to which we will develop a range of test strips and reader products for the point-of-care coagulation market. The first test currently being developed is a modified version of our PT-INR test. In 2012, we entered into a Supply Agreement with Siemens under which we will manufacture and supply the test strips for these systems. We are also developing our own PT-INR test targeted at the patient self-test market. All the systems we are currently developing in the blood coagulation platform are in the advanced development phase.

(b) Immunoassay

We are continuing to develop our immunoassay platform targeting a broad range of potential assays. Our vision is to target a single analyzer and consumable design that can detect analytes across a wide range of sensitivities creating a broad-based multi-test solution while minimizing the incremental research and development effort required for each new test. This platform incorporates the ability to perform D-Dimer and C Reactive Protein tests and leverages past research work on these tests.

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

Universal Biosensors, Inc.

Research and development expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Research	263,327	470,363	1,007,863	1,449,042
Development	4,452,117	3,431,460	12,893,136	10,358,912

Research and development expenses	4,715,444	3,901,823	13,900,999	11,807,954

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

Research and development expenditure increased by 21% and 18%, respectively, during the three and nine months ended September 30, 2014 compared to the same periods in the previous financial year. The increase principally reflects the effort required to complete the final stages of the development phase prior to launch of the four tests we are undertaking. The first of these tests, the Prothrombin Time test, for which we have already received a first commercial order from Siemens, had its launch delayed from September 2014. The launch was delayed to allow for additional work to improve the manufacturing reliability of a sub-component of the hand-held analyzer.

Research and development expenses, net of the research and development tax incentive income for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Research and development expenses	4,715,444	3,901,823	13,900,999	11,807,954
Research and development tax incentive income	(3,561,209)	(4,250,864)	(7,281,358)	(4,250,864)

	1,154,235	(349,041)	6,619,641	7,557,090

As described elsewhere herein, the Company determined that it qualified and became eligible for the research and development tax incentive income during the third quarter of the 2013 financial year after which all the incentive income for the nine months ended September 30, 2013 was recognized in the third quarter of 2013.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Depreciation	582,663	152,194	1,708,168	456,952
Share based payments	44,584	75,537	(166,434)	203,188

	627,247	227,731	1,541,734	660,140

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

Universal Biosensors, Inc.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended September 30, 2014 and September 30, 2013 were A$2,822,374 and A$2,480,533, respectively and A$8,107,127 and A$8,254,523 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

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

General and administrative expenses decreased by 10% during the three months ended September 30, 2014 compared to the same period in the previous financial year, reflecting management’s ongoing efforts to restrict spending on non-core activities. However, due to non-recurring consultancy services commissioned by the Company during the second quarter of 2014, the expenditure increased by 2% during the nine months ended September 30, 2014 compared to the same period in the previous financial year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
General and administrative expenses	1,522,175	1,684,703	4,588,686	4,480,101

The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Depreciation	26,889	17,915	92,472	54,252
Share based payments	17,119	84,528	(52,627)	224,089

	44,008	102,443	39,845	278,341

Interest Income

Interest income decreased during the three and nine months ended September 30, 2014 compared to the same periods in the previous financial year. The decrease in interest income is generally attributable to the lower amount of funds available for investment in Australian currency. A large portion of our funds is held in US denominated currency which currently does not produce any investment interest.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Interest income	103,398	123,633	187,247	417,022

Universal Biosensors, Inc.

Interest Expense

Interest expense for the 2014 financial year relates to a 2.88% interest being charged on a short-term borrowing initiated in January 2014. This short-term borrowing has now been fully repaid. In comparison, interest expense for the 2013 financial year relates to a 2.95% interest being charged on a short-term borrowing initiated in February 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Interest expense	4,772	7,547	15,905	18,867

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 term loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Interest expense	440,493	0	1,310,346	0
Warrants expense	44,999	0	133,361	0
Other debt issuance costs	168,603	0	501,288	0

	654,095	0	1,944,995	0

Interest expense relates to applicable interest of 10.5% levied on the loan. The fair value of the warrant issued to the Lenders was estimated using the Trinomial Lattice model. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Other

The Company has recorded research and development tax incentive income of A$3,561,209 and A$4,250,864 for the three months ended September 30, 2014 and 2013, respectively and A$7,281,358 and A$4,250,864 for the nine months ended September 30, 2014 and 2013, respectively under this caption. The Company determined that it qualified and became eligible for this rebate during the third quarter of the 2013 financial year after which all the rebate for the nine months ended September 30, 2013 was recognized in the third quarter of 2013. The balance is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

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

Companies engaged in research and development may be eligible for either:

•	a 43.5% refundable tax offset with effect from July 1, 2014 (45% prior to June 30, 2014) for entities with an aggregated turnover of less than A$20 million per annum, or

•	a 38.5% non-refundable tax offset with effect from July 1, 2014 (40% prior to June 30, 2014) for all other entities.

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

Universal Biosensors, Inc.

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

Universal Biosensors, Inc.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	September 30,	December 31,
	2014	2013
	A$	A$
Financial assets:
Cash and cash equivalents	19,830,109	23,742,422
Accounts receivable	2,012,682	2,167,867

Total financial assets	21,842,791	25,910,289

Debt:
Short term borrowings	0	0
Long term secured loan	16,352,515	15,857,966

Total debt	16,352,515	15,857,966

Net financial assets	5,490,276	10,052,323

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the tax incentive income), revenue from services and product sales.

On December 19, 2013 we entered into the Credit Agreement with the Lenders for a US$25 million secured term loan. The term loan has a maturity date of December 19, 2018 and bears interest at 10.5% per annum. Interest payments are due quarterly over the five-year term of the term loan and, other than as described elsewhere herein, we are not required to make payments of principal for amounts outstanding under the term loan until the Maturity Date. Subject to certain exceptions, the term loan is secured by substantially all of our assets, including our intellectual property. For further details, see Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies – Borrowings – Athyrium Credit Agreement.

We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months.

The carrying value of the cash and cash equivalents and the accounts receivable approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized for the nine months ended September 30, 2014 or for the year ended December 31, 2013.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At September 30, 2014 and December 31, 2013, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at September 30, 2014 and December 31, 2013. We recognized gains of nil for the periods ended September 30, 2014 and December 31, 2013. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended September 30, 2014 and December 31, 2013. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Universal Biosensors, Inc.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	September 30,	December 31,
	2014	2013
	A$	A$
Cash and cash equivalents	19,830,109	23,742,422
Working capital	22,993,445	30,367,292
Ratio of current assets to current liabilities	4.86 : 1	6.60 : 1
Shareholders’ equity per common share	0.12	0.17

The movement in cash and cash equivalents and working capital during the above periods was primarily due to reductions resulting from outflows of cash (reflects the effort required to complete the final stages of the development phase prior to launch of the four tests we are undertaking) and to the timing of cash receipts, payments, sales and accruals in the ordinary course of business. In addition to the reductions resulting from operating outflows of cash, a first tranche loan of US$15,000,000 (equivalent to A$16,909,029) was drawn in December 2013 by UBS pursuant to the Credit Agreement. The Company was also in receipt of A$8,015,037 as research and development tax incentive income in September 2014 as a tax offset for its 2013 research and development expenses.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	A$	A$
Cash provided by/(used in):
Operating activities	(1,552,576)	(10,179,308)
Investing activities	(691,465)	(135,252)
Financing activities	(1,638,752)	322,673

Net increase/(decrease) in cash and cash equivalents	(3,882,793)	(9,991,887)

Our net cash used in operating activities for all periods is for our research and development projects, efforts involved in establishing and maintaining our manufacturing operations, and general and administrative expenditure. Our net cash used in operating activities for the period ended September 30, 2013 was also consumed in the manufacture of OneTouch® Verio® strips. The outflows during these periods have been partially offset by receipts from our customers and partners. The 2014 outflow has also been offset by the receipt of A$8,015,037 as research and development tax incentive income in September 2014 as a tax offset for its 2013 research and development expenses.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and fit out of our facilities based on our needs.

An outflow of A$1,638,752 included within our financing activities relates to the payment of interest and other debt issuance costs pursuant to the Credit Agreement for the period ended September 30, 2014. We also took advantage of a favorable borrowing opportunity to prepay our annual insurances. The net proceeds (proceeds less repayments) of A$0 and A$127,912 are reflected as a financing activity for the periods ended September 30, 2014 and 2013, respectively.

Universal Biosensors, Inc.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2014 are:

A$

Less than 1 year	544,555
1 – 3 years	1,146,394
3 – 5 years	902,877
More than 5 years	0

Total minimum lease payments	2,593,826

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at September 30, 2014 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	0	2,600,000	0
Operating Lease Obligations (2)	2,593,826	544,555	1,146,394	902,877	0
Purchase Obligations (3)	1,105,799	1,105,799	0	0	0
Long term secured loan (4)	16,352,515	0	0	16,352,515	0
Financing costs (5)	9,174,808	2,741,278	5,938,643	494,887	0
Other Long-Term Liabilities on Balance Sheet (6)	131,165	0	67,888	61,950	1,327

Total	31,958,113	4,391,632	7,152,925	20,412,229	1,327

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders
(4)	US$15 million payable to the lenders on Maturity Date pursuant to the Credit Agreement
(5)	Interest and other debt issuance costs payable to the lenders pursuant to the Credit Agreement
(6)	Represents long service leave owing to the employees.

Segments

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work.

We operate predominantly in one geographical area, being Australia.

Universal Biosensors, Inc.

The Company’s total income has been derived from the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	A$	A$	A$	A$
Home country - Australia	3,690,221	4,374,527	7,550,488	4,667,886
Foreign countries:
Scotland	0	1,396,357	0	8,597,428
U.S.A.	295,632	284,538	436,327	1,062,161
Switzerland	1,632,176	832,691	4,301,144	2,433,424
Germany	137,294	0	137,294	0

Total - foreign countries	2,065,102	2,513,586	4,874,765	12,093,013

Total income	5,755,323	6,888,113	12,425,253	16,760,899

% of total income derived from:
LifeScan	28%	85%	35%	88%
Siemens	8%	11%	5%	8%

We continue to derive significant revenues from LifeScan.

The Company’s material long-lived assets are all based in Australia.

Universal Biosensors, Inc.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

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

Although the Company has a hedging program, as at September 30, 2014 and December 31, 2013, there were no open derivatives to be disclosed.

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

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Universal Biosensors, Inc.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2013 Annual Report on Form 10-K filed with the SEC on March 13, 2014 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2013 Form 10-K, but these are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There has been no sale of equity securities by the Company or purchase of equity securities by the Company, or by an affiliated purchaser on behalf of the Company, since December 31, 2013.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements text	Filed herewith

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Paul Wright
Date: October 29, 2014		Paul Wright
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: October 29, 2014		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated October 29, 2014

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith