Form 10-K
period 2014-12-31
UNIVERSAL BIOSENSORS INC
filed 2015-03-12
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was A$26,975,748 (equivalent to US$25,411,155) as of June 30, 2014.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 4, 2015:

Title of Class	Number of Shares
Common Stock, US$.0001 par value	175,893,533

Documents incorporated by reference:

Certain information contained in the registrant’s definitive Proxy Statement for the 2014 annual meetings of stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Information contained on pages F-2 through F-44 of our Annual Report to Stockholders for the fiscal year ended December 31, 2014 is incorporated by reference in our response to Items 7, 7A, 8 and 9A of Part II.

Unless otherwise noted, references on this Form 10-K to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd. Our principal place of business is located at 1 Corporate Avenue, Rowville, Victoria 3178, Australia. Our telephone number is +61 3 9213 9000. Unless otherwise noted, all references in this Form 10-K to “$”, “A$” or “dollars” and dollar amounts are references to Australian dollars. References to “US$” are references to United States dollars.

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

The words “anticipates,” believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “projects,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. The forward-looking statements included in this Form 10-K do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in cautionary statements throughout this Form 10-K, particularly those set forth in section “Item 1A - Risk Factors.” However, new factors emerge from time to time and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We do not undertake to update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS.

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Form 10-K. This discussion and analysis contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the section entitled “Item 1A - Risk Factors” and elsewhere in this Form 10-K.

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – We are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation market, pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia StrideTM Coagulation Analyzer, received CE mark approval on December 9, 2014 and is now being released by Siemens in Europe. The CE marking is mandatory for any company prior to selling its product within the 31 countries operating in the European Economic Area. The CE marking indicates a product is fully compliant with all relevant EU legislation and can move freely within the European Economic Area. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS acts as exclusive manufacturer of test strips for this product and two further tests still in development with Siemens. We are also developing our own PT-INR test targeted at the patient self-test market and intend to enter into distribution arrangements with respect to that test.

•	Blood glucose – We will provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – We are working on proving the broader applicability of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any tests arising from this work.

Our Strategy

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Key aspects of our strategy include:

•	manufacturing products (test strips and meters) for our customers and partners as required;

•	extending our electrochemical cell technology and proving the broader applicability of our technology platform for markets with significant commercial potential. In particular, at the current time we are focusing on our own PT-INR test targeted at the patient self-test market;

•	seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields. We intend to enter into distribution arrangements with respect to our own PT-INR test once developed and approved for sale;

•	undertaking research and development work for our customers and partners;

•	providing post market support services to our customers and partners.

Plan of Operations for the Remainder of the Fiscal Year Ending December 2015

Our plan of operations over the remainder of the fiscal year ending December 2015 is to:

•	manufacture products to satisfy our customers and partners requirements;

•	continue to undertake research and development work for our customers and partners;

•	provide the necessary post-market support for our customers and partners;

•	prove the broader applicability of our technology platform for markets with significant commercial potential, focusing initially on enzymatic, immunoassay and molecular diagnostic point-of-care tests;

•	seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

Financial information about segments

We operate in one segment. Our principal activities are the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Although our products are intended for sale worldwide, we operate predominantly in one geographical area, that being Australia. For details of our revenues, profit and loss and total assets for financial years ending December 31, 2014, 2013, 2012, 2011 and 2010 refer to “Item 6. Selected Financial Data”.

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

Point-of-care tests in development and partnering strategy

We are also working to prove the broader applicability of our technology platform for markets with significant commercial potential across enzymatic, immunoassay and molecular diagnostic point-of-care tests. Our strategy is to apply the electrochemical cell technology to different fields and biomarkers and then to either enter into collaborative arrangements or strategic alliances with third parties to develop and commercialize products for those fields or, as is the case of our PT-INR test in development for the patient self-testing market, to complete the development of the products and commercialize them using distributors. To date, we have developed a blood glucose test with LifeScan and a coagulation PT-INR test with Siemens, both of which are now sold by LifeScan and Siemens, respectively. We will continue to work with Siemens to develop other test strip and reader products for the point-of-care coagulation market.

Principal Products and Services

UBS acts as exclusive manufacturer of PT-INR coagulation test strips for Siemens’ Xprecia StrideTM Coagulation Analyzer. We will continue to work with Siemens to develop a range of other products for the point-of-care coagulation market which UBS expects to manufacture once approved for sale. UBS also conducts research and development to prove the broader applicability of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods.

UBS provides LifeScan with research and development services from time to time. Between 2009 and 2013, UBS acted as a non-exclusive manufacturer of blood glucose test strips for LifeScan’s OneTouch® Verio® blood glucose testing product. While UBS no longer manufactures the OneTouch® Verio® blood glucose test strips for LifeScan, under the Master Services and Supply Agreement, UBS continues to be paid the quarterly service fee based on the number of OneTouch® Verio® strips sold, irrespective of the manufacturer of the strips in consideration of services provided. LifeScan has the option to give notice to convert the quarterly service fees, which it may only do so once it has paid cumulative quarterly service fees of US$45 million. As of December 31, 2014, LifeScan had paid cumulative quarterly service fees of US$11.8 million. In the event notice is given, LifeScan is required to the pay the quarterly service fees for the remainder of that year. In addition, LifeScan must pay a one-time lump sum fee. This one-time lump sum service fee is calculated by multiplying the sum of all quarterly service fees for the relevant year in which notice is given by a multiplier (on a sliding scale from 2.6x if notice is given in 2015 to 2x if notice is given in 2018 and beyond).

Facilities

Universal Biosensors Pty Ltd leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. We have had ISO 13485 certification continuously at that site since May 2007. The lease for 1 Corporate Avenue expires on March 31, 2019 with an option to renew the lease for two further terms of five years each.

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

Patent	Expiration Year

Apparatus and Method for Electrochemical Protease Sensor (this patent family relates to a sensor to detect cleavage of an electrochemical substrate for use in measuring blood or plasma coagulation in assays such as prothrombin time and thrombin potential)	Refer Note 1

Electrochemical On-Board Control Detection (this patent family relates to an on-board control system of a sensor, wherein the control system can test/verify the viability of the sensor)	Refer Note 1

Electrochemical Cell (this patent family relates to a method and an electrochemical biosensor for determining the concentration of an analyte in a carrier)	2022

Electrochemical Method (this patent family provides an improved method and biosensor for determination of the concentration of an analyte in a carrier which provides improved accuracy, reliability and speed over prior techniques)	2024

Electrochemical Cell (this patent family relates to an electrochemical cell for determining the concentration of an analyte in a carrier)	2016

Electrochemical Method for Measuring Chemical Reaction Rates (this patent family relates to the measurement of the progress of a chemical reaction that generates an electroactive reaction product that is subsequently detected at an electrode amperometrically or coulometrically)	2023

Electrochemical Cell Connector (this patent family relates to a connector to provide electrical connection between an electrochemical cell of a strip type sensor and meter circuitry)	2026

Method and Apparatus for Rapid Electrochemical Analysis (this patent application relates to an improved method and apparatus for electrochemical analysis)	2026

Methods and Apparatus for Analyzing a Sample in the Presence of Interferents (this patent application relates to methods and apparatus for determining analyte concentrations in a rapid and accurate manner)	2026

System and Method for measuring an Analyte in a Sample (this patent relates to a method for measuring a temperature corrected glucose concentration over a temperature range)	2029

Systems and Methods for Discriminating Control Solution from a Physiological Sample (this patent application relates to systems and methods for discriminating between a control solution and blood sample)	2028

Systems and Methods of Discriminating Control Solution from a Physiological Sample (this patent application relates to systems and methods for discriminating between a control solution and a blood sample based on a summation of current values and comparing reference values to threshold values)	2027

1.	The patent application is either pending, allowed, or published

We will continue to file and prosecute patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies.

Pursuant to our License Agreement with LifeScan, LifeScan is responsible for prosecution and maintenance of the patents and patent applications licensed to us by them. In the event that LifeScan elects not to proceed with the prosecution of a patent application licensed to us by them or discontinues the payment of fees, we have the right to assume and continue at our own expense the prosecution of any such patent or patent applications. We also license intellectual property from Siemens and SpeeDx Pty Ltd, who are both primarily responsible for the prosecution and maintenance of the patents and patent applications licensed to us by them.

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

Dependence on single customer

While we have commenced manufacturing the test strips for Siemens’ Xprecia StrideTM Coagulation Analyzer, as shown in the table below, we continue to receive a significant portion of our revenue from LifeScan. All revenue from products to December 31, 2013 was paid in connection with the manufacture of strips for LifeScan and the majority of our revenue from services is also derived from LifeScan. All revenue from products in 2014 was paid in connection with the manufacture of the test strips for Siemens’ Xprecia StrideTM Coagulation Analyzer.

		Years Ended December 31,
		2014	2013	2012
		A$	A$	A$

Revenue from products		215,486	10,170,804	19,368,745
Revenue from services		9,314,198	4,918,868	10,277,698
Research and development tax incentive income		9,935,083	6,279,954	0
Interest income		260,904	499,970	437,171

Total income		19,725,671	21,869,596	30,083,614

% of total income derived from	- LifeScan	34%	62%	82%
	- Siemens	14%	7%	16%
	- Other	52%	31%	2%

While we will no longer manufacture OneTouch® Verio® blood glucose test strips for LifeScan, we are paid a quarterly service fee based on the number of such strips sold. Our dependence on the quarterly service fees from LifeScan for a significant proportion of our revenue is likely to continue until we start to receive meaningful revenues from Siemens relating to the the Xprecia StrideTM Coagulation Analyzer and other partnering and collaborative arrangements or strategic alliances with third parties and from the sale of our own products. We started generating revenues from Siemens during 2012 and 14% of our total income in fiscal year 2014 was derived from our arrangement with Siemens.

We did not have any significant backlog orders as of December 31, 2014 and 2013.

Competitive conditions of our business

Despite Siemens having released the Xprecia StrideTM Coagulation Analyzer in Europe, our revenue is currently highly dependent on the success of the OneTouch® Verio® blood glucose product we have developed with LifeScan. OneTouch® Verio® was first launched in the Netherlands in January 2010 by LifeScan and has subsequently been launched in countries that represent over 90% of the world self-monitoring blood glucose market including North America, major European markets and Australia. LifeScan is responsible for all sales and marketing decisions and any decision to introduce the product to new territories and the timing of those decisions.

The global diabetes market place is intensely competitive and dominated by multinationals such as LifeScan, Roche, Abbott and Bayer. Changes to reimbursement of blood glucose monitoring supplies in the US market have further intensified pricing competition and margin pressures over the past 12 months. In addition, during 2013, the International Standards Organization released new guidelines that increase the accuracy and performance requirements for blood glucose monitoring systems. Although OneTouch® Verio® has been well received in the jurisdictions in which it has been launched, LifeScan controls the commercialization of the OneTouch® Verio® product and we do not know whether customers will prefer it over competitive offerings, nor the rate at which it might continue to be adopted.

Siemens is responsible for all sales and marketing decisions with respect to the products we develop for them and for any decision to introduce the products to new territories and the timing of those decisions. In December 2014, Siemens received the CE mark approval for sale of the Xprecia StrideTM Coagulation Analyzer in Europe and initiated the European limited release of its first point-of-care coagulation testing device.

The worldwide point-of-care coagulation testing market was estimated at around US$1.0 billion in 2014 and is forecast to grow by about 9% per annum to US$1.4 billion by 2018. The coagulation testing market is dominated by PT-INR testing, which represents over 65% of this market. Roche and Alere are currently the two largest players in the point-of-care professional PT-INR testing market. These companies have well established brand recognition, sales and marketing forces, and have significant resources available to support their product.

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

Our research and development expenditure during the last three fiscal years were as follows:

	Years Ended December 31,
	2014	2013	2012
	A$	A$	A$
Research and development expenses	17,136,051	15,483,902	13,482,459
Research and development tax incentive income	(9,935,083)	(6,279,954)	0

	7,200,968	9,203,948	13,482,459

We undertake research and development for our self and on behalf of our customers and partners. Research and development activities undertaken on behalf of our customers and partners were A$9,971,035, A$10,401,575 and A$9,985,591 for the fiscal years ended 2014, 2013 and 2012, respectively.

Employees

At March 4, 2015, we had 79 full time employees in our Melbourne facility, spanning production, engineering, quality and regulatory, research and development and administration.

Financial information about geographic areas

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work. We operate predominantly in one geographical area, being Australia. Our total income as disclosed below is attributed to countries based on location of customer. Location has been determined generally based on contractual arrangements.

	Years Ended December 31,
	2014	2013	2012
	A$	A$	A$

Home country - Australia	10,323,745	6,779,924	437,171

Foreign countries
- Scotland	0	10,170,804	22,454,227
- U.S.A.	2,482,288	1,456,833	4,955,965
- Germany	215,486	0	0
- Switzerland	6,704,152	3,462,035	2,236,251

Total - foreign countries	9,401,926	15,089,672	29,646,443

Total income	19,725,671	21,869,596	30,083,614

Our material long-lived assets are all based in Australia.

Available Information

We file annual and quarterly reports, proxy statements and other information with the SEC. Stockholders may read and copy any reports, statements or other information that we file at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C 20549. Please call the Securities and Exchange Commission (the “SEC”) at 1-800-SEC-0330 for further information about the public reference rooms. Our public filings are also available from commercial document retrieval services and at the Internet Web site maintained by us at http://universalbiosensors.com and the SEC at http://www.sec.gov.

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

The coagulation test strips for the Xprecia StrideTM Coagulation Analyzer which we developed with Siemens were first released in Europe in December 2014. This product represents Siemens’ first entry into this point-of-care coagulation testing market and as such, there is no track record of market acceptance for the product. As such, there can be no guarantee this product will gain market share in a timely fashion (or at all) from the market’s two largest players, Roche and Alere. These companies have well established brand recognition, sales and marketing forces, and have significant resources available to support their product.

Likewise, we cannot be sure that any other products we are involved in developing with our customers and partners, such as the other test strip and reader products for the point-of-care coagulation market that we are developing with Siemens or our own PT-INR test, will be successful in the marketplace or will secure and maintain adequate market share.

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

UBI has received some initial revenue from coagulation test strip manufacturing on behalf of Siemens. Even though we expect this figure to grow significantly over time, the majority of our products and services revenue is currently derived from LifeScan. With effect from December 31, 2013, we no longer manufacture OneTouch® Verio® blood glucose test strips for LifeScan, however, we are paid a quarterly service fee based on the number of strips sold. To date, our business has been dependent on the sales of the blood glucose test strips for the OneTouch® Verio® product to fund our operations. Any changes in the level of test strip sales will directly affect the amount of the quarterly service fee paid by LifeScan and, as a result, our business.

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement or with the agreement of Universal Biosensors. LifeScan has the option to give notice to convert the quarterly service fees, which it may only do once it has paid cumulative quarterly service fees of US$45 million. As of December 31, 2014, LifeScan has paid cumulative quarterly service fees of US$11.8 million. In the event notice is given, LifeScan is required to the pay the quarterly service fees for the remainder of that year. In addition, LifeScan must pay a one-time lump sum fee. This one-time lump sum service fee is calculated by multiplying the sum of all quarterly service fees for the relevant year in which notice is given by a multiplier (on a sliding scale from 2.6x if notice is given in 2015 to 2x if notice is given in 2018 and beyond). LifeScan may also terminate the obligation to pay quarterly service fees if certain other factors detailed in the Master Services and Supply Agreement arise, including LifeScan ceasing to sell the product, termination for breach, insolvency and bankruptcy, change of control and regulatory termination.

Even though we act as exclusive manufacturer of the coagulation test strips we developed with Siemens, the market for the Xprecia StrideTM Coagulation Analyzer is currently unknown because the product was released in December 2014. While there is no minimum commitment, if Siemens does not submit purchase orders for a certain amount of product, our manufacturing capacity may not be fully utilized. If this occurs, we will be faced with surplus capacity in our manufacturing operations and our revenues will decline. Further, Siemens may obtain the right to manufacture product or have a third party manufacture product on its behalf if certain events occur (for example, insolvency, failure to supply). The Supply Agreement with Siemens may also be terminated as a result of either party defaulting on its material obligations. If any of these circumstances arise, we would cease to have the potential to receive manufacturing revenues from the sale of product purchased by Siemens.

An important part of our strategy is to seek to enter into other collaborative arrangements or strategic alliances with respect to the development and commercialization of specific tests or in specific fields. Our dependence on LifeScan for a significant proportion of our revenue is likely to continue until we start to receive meaningful revenues from other collaborative arrangements or strategic alliances with third parties, such as our arrangement with Siemens, and/or until we receive meaningful revenues from our own products which we intend to commercialize through distributors, such as our PT-INR product that is in development.

Our current and future customers and partners may choose to utilize less of our research and development services. If the development and research work we undertake was materially reduced or ceased, we would lose an ongoing source of income which would have a material adverse effect on our business and financial position.

Inability to maintain compliance with the debt covenants.

On December 19, 2013 UBI and UBS entered into a credit agreement with Athyrium Opportunities Fund (A) LP, as administrative agent (the “Administrative Agent”) and as a lender, and Athyrium Opportunities Fund (B) LP as a lender (Athyrium A and Athyrium B together with any other lenders party thereto from time to time, the “Lenders”), which was amended on January 30, 2015, for a secured term loan of up to US$25,000,000 (the “Credit Agreement”). A first tranche loan of US$15,000,000 was drawn on December 2013 and a further two tranches each of US$5,000,000 may be drawn within 30 days of any fiscal quarter ending on or before July 31, 2015 in which UBS satisfies certain conditions. Unless the facility is otherwise terminated earlier pursuant to the terms of the Credit Agreement, UBS is required to repay the outstanding principal amount of the loans drawn down, together with all accrued and unpaid interest thereon and all other obligations on December 19, 2018 (the “Maturity Date”). The Credit Agreement is secured by substantially all of the assets of UBS and UBI, including the stock in UBS held by UBI. The obligations of UBS under the Credit Agreement are guaranteed by UBI.

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

Likewise, distribution arrangements will also expose us to a number of additional comparable risks, including that the distributor may not perform as required.

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

Increases in our costs to manufacturing products or conducting development work may decrease our margins or cause us to suffer a loss on the manufactured products. Additionally, we may suffer decreased margins due to the global reach of our business exposing us to market risk from changes in foreign currency exchange rates. While the majority of our cash reserves and expenses are in Australian dollars, we continue to deal in other currencies, particularly in the United States and Europe, which may increase costs and decrease revenues incurred in foreign currencies. Additionally, we use, from time to time, financial instruments, primarily foreign currency forward contracts to hedge certain forecasted foreign currency commitments arising from trade accounts receivables, trade accounts payable and fixed purchase obligations. These hedging activities are largely dependent upon the accuracy of our forecasts and as such, our foreign currency forward contracts may not cover our full exposure to exchange rate fluctuations. Although we believe our foreign exchange policies are reasonable and prudent under the circumstances, we may experience losses from un-hedged currency fluctuations, which could be significant. If our costs increase or our margins decrease, it would have an adverse effect on our business and financial position.

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

We face risks manufacturing product.

There are technical challenges to establishing and maintaining commercial manufacturing for products, including maintaining the consistency of our incoming raw materials, equipment design and automation, material procurement, production yields and quality control and assurance. We may fail to achieve and maintain required production yields or manufacturing standards which could result in financial loss, patient injury or death, product recalls or withdrawals, product shortages, delays or failures in product testing or delivery, breach of our agreements with any partner and other problems that could seriously harm our business.

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

We rely on government grants and rebates.

Our principal sources of liquidity are cash flows from operations (revenue from services and product sales) and availability under our debt facility. We have also financed our business operations through government grants and rebates, including the tax incentive income. The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and if eligible, provides the recipient with a tax offset for research and development activities. For the year ended December 31, 2014 we recorded research and development tax incentive income of $8.2 million. There can be no assurance that Universal Biosensors will continue to qualify and be eligible for such incentives or that the Australian Government will continue to provide incentives, offsets, grants and rebates on similar terms or at all.

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

For example, from the initial quotation of our shares in the form of CDIs on the Australian Securities Exchange on December 13, 2006 until March 4, 2015, the closing price per share of our shares ranged from a low of A$0.14 during May 2014 to a high of A$2.02 during the first quarter of the 2010 fiscal year and was A$0.33 on March 4, 2015. We may experience a material decline in the market price of our CDIs, regardless of our operating performance and therefore, a holder of our shares may not be able to sell those shares at or above the price paid by such holder for such shares. Sales by our larger shareholders may create volatility or impact how the value of our shares is perceived.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Universal Biosensors Pty Ltd leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. The lease for the premises at 1 Corporate Avenue Rowville expires on March 31, 2019 with an option to renew the lease for two further terms of five years each.

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

The following tables sets forth, for the periods indicated, the highest and lowest market prices in Australian dollars for our CDIs reported on the ASX:

		High A$	Low A$
Fiscal Year 2014	First Quarter	0.53	0.32
	Second Quarter	0.41	0.14
	Third Quarter	0.20	0.15
	Fourth Quarter	0.19	0.14

Fiscal Year 2013
	First Quarter	0.92	0.65
	Second Quarter	0.75	0.60
	Third Quarter	0.83	0.67
	Fourth Quarter	0.72	0.43

Security details

As of March 4, 2015, there were 175,893,533 shares of our common stock issued and outstanding and 9,755,101 employee options that are exercisable for an equivalent number of shares of common stock (8,568,059 of which were exercisable or exercisable within 60 days thereafter). All of our issued and outstanding shares of common stock are fully paid.

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

Rule 144(b)

Because there is no public trading market for the shares in the United States, no sales in the United States under Rule 144 other than Rule 144(b)(1)(i) are likely to occur. Under Rule 144(b)(1)(i), a person who is not deemed to have been an affiliate of ours at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for between six months and one year may sell so long as the public information requirements of Rule 144 are satisfied, and, after one year, such person is entitled to sell the shares without having to comply with the public information or other provisions of Rule 144. A person who is deemed an affiliate during the 90 days preceding the sale who has beneficially owned the shares proposed to be sold for at least six months may sell so long as the conditions of Rule 144 are met, including the manner of sale, public information, volume limitation and notice filing provisions of Rule 144.

Holders

Currently, CDN holds the majority of our shares on behalf of and for the benefit of the holders of CDIs. The balance of the shares are held by certain of our employees generally as part of our restricted employee share scheme. Set out below is the aggregate number of our registered holders of CDIs and shares at the specific date below:

Date	Total Number of Registered Holders	Number of Holders that are United States Residents
At March 4, 2015	1,879	15

Dividends

To date, we have not declared or paid any cash dividends on our shares or CDIs and currently intend to retain any future earnings, if any, for funding growth. We do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

•	Warrants

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

The issue of the Warrants was made in reliance upon the exemption from registration pursuant to Regulation D, as promulgated by the Securities Act. The holders of the Warrants may not re-sell any Warrants or shares issued upon exercise of the Warrants into the U.S. or to a U.S. Person (as defined in the Securities Act) or within Australia for a period of one year after the date of issue of the relevant security unless the re-sale of the securities is registered under the Securities Act or an exemption is available.

•	Institutional Placement

On November 26, 2012, we placed 13,334,000 shares of common stock at A$0.90 per share to certain existing and new institutional investors based primarily in Australia, and raised an aggregate total of A$12,000,600 (before expenses of the offer) (“Placement”). Wilson HTM Corporate Finance Limited (“Wilson HTM”) acted as Lead Manager and Bookrunner for the Placement. Veritas Securities Limited acted as Co-manager to the Placement. We paid the Wilson HTM a management fee of A$180,009 and a selling fee of A$360,018 in connection with the Placement. In addition, we reimbursed Wilson HTM for certain costs and expenses incurred in connection with the Placement. We raised A$11,460,573 net of management and selling fees paid to the Wilson HTM in the Placement. Dr. Wilson, who was a director of the Company until August 2013, is the spouse of Mr. Steven Wilson who is a substantial stockholder and officer of the parent company of Wilson HTM.

•	Share Purchase Plan

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

The offers of shares under the Placement and the Share Purchase Plan were made in offshore transactions in reliance upon the exemption from registration pursuant to Regulation S, as promulgated by the Securities Act. In order to comply with the requirements of Regulation S, investors may not re-sell any securities issued in the Placement or Share Purchase Plan into the U.S. or to a U.S. Person (as defined in the Securities Act) for a period of six months after the date of issue of the securities unless the re-sale of the securities is registered under the Securities Act or an exemption is available.

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

The proceeds from the Placement and the Share Purchase Plan have been and will be used to take advantage of opportunities for the Company’s existing point-of-care initiatives by accelerating new product development in patient self-test PT-INR, immunoassay testing and molecular diagnostic testing and to provide working capital to support new product launches and growth in manufacturing.

Exercise of Employee Stock Options

The table below sets forth the number of employee stock options exercised and the number of shares of common stock issued within the past three financial years. We issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price		Proceeds Received (A$)
2012
February, 2012	6,248	US$	0.26	1,518
June, 2012	55,993	US$	0.22	12,300
August, 2012	38,332		Nil	0
October, 2012	8,000	A$	0.70	5,600
November, 2012	6,667	A$	0.70	4,668

	115,240			24,086

2013
May, 2013	40,000	US$	0.22	9,020
June, 2013	708,640	US$	0.22	167,051
September, 2013	75,993	US$	0.22	18,690
December, 2013	672,392	US$	0.22	165,837

	1,497,025			360,598

2014
March, 2014	8,333	A$	0.00	0

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

The table below sets forth the restricted shares issued by the Company within the past three financial years:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
November, 2012	77,945	84,960
May, 2013	917	1,000
December, 2013	142,800	69,972
June, 2014	2,040	1,000

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2013	260,801	0.72
Granted	2,040	0.49
Release of restricted shares	(28,354)	0.71

Balance at December 31, 2014	234,487	0.72

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities in 2014.

Total Return Stock Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock from December 31, 2009 through December 31, 2014 with the cumulative total return of a major market index and a published industry index. The graph below assumes an investment of A$100.00 on December 31, 2009 in our common stock, and compares its performance with the Standard and Poor’s/Australian Securities Exchange 200 Index and the Standard and Poor’s/Australian Securities Exchange Health Care 200 Index. We paid no dividends on our common stock during the period covered by the graph. The Indices included in the graph reflect a cumulative total return based upon the reinvestment of dividends of the stocks included in those indices. Measurement points are December 31, 2009 and the last trading day of each subsequent year end through December 31, 2014.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following table represents our selected financial data for the dates and periods indicated.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	A$	A$	A$	A$	A$
Revenue
Revenue from products	215,486	10,170,804	19,368,745	12,063,582	11,760,009
Revenue from services	9,314,198	4,918,868	10,277,698	2,632,870	6,420,027

Total revenue	9,529,684	15,089,672	29,646,443	14,696,452	18,180,036
Operating costs & expenses
Cost of goods sold	313,374	10,455,567	17,987,049	12,310,302	10,801,062
Cost of services	242,453	1,187,244	669,042	708,149	1,481,674

Total cost of goods sold & services	555,827	11,642,811	18,656,091	13,018,451	12,282,736

Contribution from products & services	8,973,857	3,446,861	10,990,352	1,678,001	5,897,300
Other operating costs & expenses
Research and development	17,136,051	15,483,902	13,482,459	9,812,396	6,482,150
General and administrative	5,623,748	6,200,786	6,790,524	7,271,488	7,185,550

Total operating costs & expenses	22,759,799	21,684,688	20,272,983	17,083,884	13,667,700

Loss from operations	(13,785,942)	(18,237,827)	(9,282,631)	(15,405,883)	(7,770,400)
Other income/(expense)
Interest income	260,904	499,970	437,171	683,323	1,192,889
Interest expense	(15,905)	(22,640)	(29,263)	0	0
Financing costs	(2,646,092)	(797,126)	0	0	0
Patent fees	(2,133,626)	0	0	0	0
Other	9,004,534	6,923,816	(256,499)	30,443	(33,014)

Total other income/(expense)	4,469,815	6,604,020	151,409	713,766	1,159,875
Net loss before tax	(9,316,127)	(11,633,807)	(9,131,222)	(14,692,117)	(6,610,525)
Income tax benefit/(expense)	0	0	0	0	0

Net loss	(9,316,127)	(11,633,807)	(9,131,222)	(14,692,117)	(6,610,525)

Earnings per share
Basic and diluted net loss per share	(0.05)	(0.07)	(0.06)	(0.09)	(0.04)
Average weighted number of shares - basic & diluted	175,608,634	174,428,259	160,417,411	159,017,777	157,584,044

Other comprehensive loss, net of tax:
Unrealized (loss)/gain on derivative instruments	0	0	0	83,339	0
Reclassification for losses/(gains) realized in net income	0	0	(83,339)	0	47,412

Other comprehensive (loss)/gain	0	0	(83,339)	83,339	47,412

Comprehensive (loss)/gain	(9,316,127)	(11,633,807)	(9,214,561)	(14,608,778)	(6,563,113)

	Years Ended December 31,
	2014	2013	2012	2011	2010
	A$	A$	A$	A$	A$
Balance Sheet Data:
Cash and cash equivalents	16,329,829	23,742,422	23,649,417	15,089,209	23,271,766
Total assets	47,532,638	54,619,699	49,066,850	45,216,467	53,837,949
Short term borrowings	498,890	0	0	0	0
Other liability	2,133,626	0	0	0	0
Long term secured loan	17,499,194	15,857,966	0	0	0
Total stockholders’ equity	19,740,945	29,683,940	39,372,139	35,022,606	47,219,079

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our 2014 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages F2 to F15.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to our 2014 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Risk Management” on pages F14 to F15.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We refer you to the “Consolidated Balance Sheets”, “Consolidated Statements of Comprehensive Income”, “Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income”, “Consolidated Statements of Cash Flows”, and “Notes to Consolidated Financial Statements”, on pages F18 through F44, and “Report of Independent Registered Public Accounting Firm” on pages F16 through F17 of our Annual Report to Stockholders for the fiscal year ended December 31, 2014, included herein.

Supplementary Financial Information

The following is a summary of the unaudited quarterly results of operations:

	Year ended December 31, 2014
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	A$	A$	A$	A$
Revenue
Revenue from products	0	0	137,294	78,192
Revenue from services	1,351,951	1,513,981	1,949,297	4,498,969

Total revenue	1,351,951	1,513,981	2,086,591	4,577,161
Operating costs & expenses
Cost of goods sold	0	0	218,298	95,076
Cost of services	16,145	6,777	127,084	92,447

Total cost of goods sold & services	16,145	6,777	345,382	187,523

Contribution from products & services	1,335,806	1,507,204	1,741,209	4,389,638
Other operating costs & expenses
Research and development	4,915,187	4,270,368	4,715,444	3,235,052
General and administrative	1,383,406	1,683,105	1,522,175	1,035,062

Total operating costs & expenses	6,298,593	5,953,473	6,237,619	4,270,114

Profit/(loss) from operations	(4,962,787)	(4,446,269)	(4,496,410)	119,524
Other income/(expense)
Interest income	54,348	29,501	103,398	73,657
Interest expense	(6,362)	(4,771)	(4,772)	0
Financing costs	(657,271)	(633,629)	(654,095)	(701,097)
Patent fees	0	0	0	(2,133,626)
Other	1,974,354	1,700,239	3,157,820	2,172,121

Total other income/(expense)	1,365,069	1,091,340	2,602,351	(588,945)
Net loss before tax	(3,597,718)	(3,354,929)	(1,894,059)	(469,421)
Income tax benefit/(expense)	0	0	0	0

Net loss	(3,597,718)	(3,354,929)	(1,894,059)	(469,421)

Earnings per share
Basic and diluted net loss per share	(0.02)	(0.02)	(0.01)	(0.00)
Other comprehensive loss, net of tax:
Reclassification for gain/(loss) realized in net income	0	0	0	0

Other comprehensive (loss)/gain	0	0	0	0

Comprehensive loss	(3,597,718)	(3,354,929)	(1,894,059)	(469,421)

	Year ended December 31, 2013
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	A$	A$	A$	A$
Revenue
Revenue from products	3,745,818	3,455,253	1,396,357	1,573,376
Revenue from services	1,063,156	1,315,200	1,117,229	1,423,283

Total revenue	4,808,974	4,770,453	2,513,586	2,996,659
Operating costs & expenses
Cost of goods sold	3,713,714	3,206,717	1,756,957	1,778,179
Cost of services	77,625	554,388	236,334	318,897

Total cost of goods sold & services	3,791,339	3,761,105	1,993,291	2,097,076

Contribution from products & services	1,017,635	1,009,348	520,295	899,583
Other operating costs & expenses
Research and development	4,457,929	3,448,202	3,901,823	3,675,948
General and administrative	1,307,665	1,487,733	1,684,703	1,720,685

Total operating costs & expenses	5,765,594	4,935,935	5,586,526	5,396,633

Loss from operations	(4,747,959)	(3,926,587)	(5,066,231)	(4,497,050)
Other income/(expense)
Interest income	157,302	136,057	123,663	82,948
Interest expense	(5,660)	(5,660)	(7,547)	(3,773)
Financing costs	0	0	0	(797,126)
Other	(46,352)	755,415	4,266,790	1,947,963

Total other income	105,290	885,812	4,382,906	1,230,012
Net loss before tax	(4,642,669)	(3,040,775)	(683,325)	(3,267,038)
Income tax benefit/(expense)	0	0	0	0

Net loss	(4,642,669)	(3,040,775)	(683,325)	(3,267,038)

Earnings per share
Basic and diluted net loss per share	(0.03)	(0.01)	(0.00)	(0.02)
Other comprehensive loss, net of tax:
Unrealised gain/(loss) on derivative instruments	12,527	0	0	0
Reclassification for (losses)/gains realised in net income	0	(12,527)	0	0

Other comprehensive (loss)/gain	12,527	(12,527)	0	0

Comprehensive loss	(4,630,142)	(3,053,302)	(683,325)	(3,267,038)

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended December 31, 2014, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on this evaluation, our management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, and PricewaterhouseCoopers has issued an attestation report on the Company’s internal control over financial reporting, which appears in the “Report of Independent Registered Public Accounting Firm” on pages F-16 to F-17 of the Annual Report, which is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

/s/ Paul Wright	/s/ Salesh Balak
Paul Wright	Salesh Balak

Principal Executive Officer	Principal Financial Officer

March 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We refer you to “Report of Independent Registered Public Accounting Firm” on pages F16 to F17 of our Annual Report to Stockholders for the fiscal year ended December 31, 2014, which are included herein, for the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding our directors and executive officers is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our Annual Meeting of Stockholders in 2015 (the “2015 Proxy Statement”) under the caption “Management of the Company.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act” is incorporated by reference to the 2015 Proxy Statement under the caption “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted our Code of Ethics for Senior Financial Officers, a code of ethics that applies to our Principal Executive Officer and Principal Financial Officer. This code of ethics may be accessed and reviewed through our website at www.universalbiosensors.com. We intend to satisfy any disclosure requirement under item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for our Principal Executive Officer and Principal Financial Officer, by posting such information on our website at www.universalbiosensors.com

The information regarding the procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to the 2015 Proxy Statement under the caption “Management of the Company – Board Committees – Remuneration and Nomination Committee.” There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The information required by this item regarding our Audit Committee is incorporated by reference to the 2015 Proxy Statement under the caption “Management of the Company – Board Committees – Audit and Compliance Committee.”

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2015 Proxy Statement under the captions “Management of the Company – Compensation of Directors”, “Executive Compensation” and “Management of the Company – Board Committees – Compensation Committee Interlocks and Insider Participation.”

Discussions on the frequency of the shareholder advisory votes on executive compensation are incorporated by reference to the 2015 Proxy Statement under the caption “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The information regarding “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to our 2015 Proxy Statement under the caption “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the 2015 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and “Management of the Company.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2015 Proxy Statement under the caption “Independent Public Accountants – Audit Fees.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)(1)	Financial Statements

The following financial statements are incorporated by reference from pages F-16 through F-44 of our Annual Report to Stockholders for the fiscal year ended December 31, 2014, as provided in Item 8 hereof:

	Report of Independent Registered Public Accounting Firm	F-16
	Consolidated Balance Sheets	F-18
	Consolidated Statements of Comprehensive Income	F-19
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income	F-20
	Consolidated Statements of Cash Flows	F-21
	Notes to Consolidated Financial Statements	F-22

(a)(2)	Financial Statement Schedules – Schedule II—Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

(a)(3) and (b)	Exhibits – Refer below.

Exhibit Number	Description	Location

3.1	Amended and restated articles of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.

3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.

10.1	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.

10.2	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.

10.3	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.

10.4	Lease of premises 1 Corporate Avenue, Rowville, Victoria, Australia by and between Universal Biosensors Pty Ltd and Heyram Properties Pty Ltd.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.5.

10.5	Employee Option Plan.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7.

10.6	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.

10.7	Employment agreement between Universal Biosensors Pty Ltd and Mr. Garry Chambers effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.9.

10.8	Employment agreement between Universal Biosensors Pty Ltd and Dr Ronald Chatelier dated April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.10.

10.9	Employment agreement between Universal Biosensors Pty Ltd and Dr Alastair Hodges effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.11.

10.10	Employment agreement between Universal Biosensors Pty Ltd and Mr. Adrian Oates dated August 15, 2007.	Incorporated by reference to our Form 10-K filed on March 16, 2010 as Exhibit 10.12.

10.11	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement by and between Universal Biosensors Pty. Ltd., Universal Biosensors, Inc., and LifeScan, Inc. dated October 29, 2007 filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 as Exhibit 10.14 to our Annual Report on Form 10-K).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.12	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.4. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.13	Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated September 9, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.20. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.14	Statement of Work for MAP Feasibility Project between Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.21. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.15	Novation Agreement and First Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.22.

10.16	Second Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.23. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.17	Employment agreement between Universal Biosensors Pty Ltd and Mr. Paul Wright effective March 1, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on February 25, 2011 as Exhibit 10.1.

10.18	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.19	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.2. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.20	Supplemental Agreement – Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.21	Credit Agreement dated December 19, 2013 by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.1.

10.22	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.

10.23	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (A) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.3.

10.24	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (B) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.4.

10.25	Deed of Extension of Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd dated March 24, 2014	Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 25, 2014 as Exhibit 10.34.

10.26	Amendment dated January 30, 2015 to Credit Agreement by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time	Incorporated by reference to our Current Report on Form 8-K filed on February 2, 2015 as Exhibit 10.1.

13.0	Annual Report.	Filed herewith.

14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.0.

21.0	List of Subsidiaries.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 21.0.

24.0	Power of Attorney.	Included on signature page.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101	The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Biosensors, Inc.
(Registrant)
Date: March 12, 2015
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Wright	Chief Executive Officer	March 12, 2015
Paul Wright	(Principal Executive Officer)

/s/ Salesh Balak	Chief Financial Officer	March 12, 2015
Salesh Balak	(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew Denver	Director and Chairman	March 12, 2015
Andrew Denver

/s/ Denis Hanley	Director	March 12, 2015
Denis Hanley

/s/ Andrew Jane	Director	March 12, 2015
Andrew Jane

/s/ Christopher Smith	Director	March 12, 2015
Christopher Smith

/s/ Marshall Heinberg	Director	March 12, 2015
Marshall Heinberg

INDEX TO EXHIBITS

Exhibit Number	Description	Location

3.1	Amended and restated articles of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.

3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.

10.1	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.

10.2	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.

10.3	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.

10.4	Lease of premises 1 Corporate Avenue, Rowville, Victoria, Australia by and between Universal Biosensors Pty Ltd and Heyram Properties Pty Ltd.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.5.

10.5	Employee Option Plan.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7.

10.6	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.

10.7	Employment agreement between Universal Biosensors Pty Ltd and Mr. Garry Chambers effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.9.

10.8	Employment agreement between Universal Biosensors Pty Ltd and Dr Ronald Chatelier dated April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.10.

10.9	Employment agreement between Universal Biosensors Pty Ltd and Dr Alastair Hodges effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.11.

10.10	Employment agreement between Universal Biosensors Pty Ltd and Mr. Adrian Oates dated August 15, 2007.	Incorporated by reference to our Form 10-K filed on March 16, 2010 as Exhibit 10.12.

10.11	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement by and between Universal Biosensors Pty. Ltd., Universal Biosensors, Inc., and LifeScan, Inc. dated October 29, 2007 filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 as Exhibit 10.14 to our Annual Report on Form 10-K).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.12	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.4. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.13	Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated September 9, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.20. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.14	Statement of Work for MAP Feasibility Project between Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.21. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.15	Novation Agreement and First Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.22.

10.16	Second Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.23. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.17	Employment agreement between Universal Biosensors Pty Ltd and Mr. Paul Wright effective March 1, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on February 25, 2011 as Exhibit 10.1.

10.18	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.19	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.2. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.20	Supplemental Agreement – Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.21	Credit Agreement dated December 19, 2013 by and among Athyrium Opportunities Fund (A) LP as	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.1.

Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time.

10.22	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.

10.23	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (A) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.3.

10.24	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (B) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.4.

10.25	Deed of Extension of Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd dated March 24, 2014	Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 25, 2014 as Exhibit 10.34.

10.26	Amendment dated January 30, 2015 to Credit Agreement by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time	Incorporated by reference to our Current Report on Form 8-K filed on February 2, 2015 as Exhibit 10.1.

13.0	Annual Report.	Filed herewith.

14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.0.

21.0	List of Subsidiaries.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 21.0.

24.0	Power of Attorney.	Included on signature page.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101	The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.