Form 10-Q
period 2015-03-31
UNIVERSAL BIOSENSORS INC
filed 2015-04-27
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 175,893,533 shares of Common Stock, U.S.$0.0001 par value, outstanding as of April 23, 2015.

UNIVERSAL BIOSENSORS, INC.

Page
PART I FINANCIAL INFORMATION

Item 1 Financial Statements

1) Consolidated condensed balance sheets at March 31, 2015 and December 31, 2014 (unaudited)	1
2) Consolidated condensed statements of comprehensive income for the three months ended March 31, 2015 and 2014 (unaudited)	2
3) Consolidated condensed statements of changes in stockholder’s equity and comprehensive income for the period ended March 31, 2015 and 2014 (unaudited)	3
4) Consolidated condensed statements of cash flows for the nine months ended March 31, 2015 and 2014 (unaudited)	4
5) Notes to consolidated condensed financial statements (unaudited)	5

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3 Quantitative and Qualitative Disclosures About Market Risk	34

Item 4 Controls and Procedures	35

PART II OTHER INFORMATION

Item 1 Legal Proceedings	36

Item 1A Risk Factors	36

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3 Defaults Upon Senior Securities	36

Item 4 Mine Safety Disclosures	36

Item 5 Other Information	36

Item 6 Exhibits	36

Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

SIGNATURES	37

Unless otherwise noted, references on this Form 10-Q to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”).

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2015	December 31, 2014
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	14,810,415	16,329,829
Inventories, net	598,578	397,450
Accounts receivable	2,988,190	3,799,705
Prepayments	959,356	1,132,634
Other current assets	11,088,004	8,616,354

Total current assets	30,444,543	30,275,972
Non-current assets:
Property, plant and equipment	34,632,576	34,304,365
Less accumulated depreciation	(20,639,106)	(19,967,699)

Property, plant and equipment—net	13,993,470	14,336,666

Other non-current assets	2,920,000	2,920,000

Total non-current assets	16,913,470	17,256,666

Total assets	47,358,013	47,532,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	764,838	480,523
Accrued expenses	2,555,280	1,640,982
Borrowings	299,334	498,890
Other liability	1,146,188	1,066,813
Deferred revenue	561,398	1,567,562
Employee entitlements provision	1,275,153	1,241,710

Total current liabilities	6,602,191	6,496,480
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements provision	146,717	129,206
Long term secured loan	18,853,895	17,499,194
Other liability	1,146,188	1,066,813
Deferred revenue	1,122,797	0

Total non-current liabilities	23,869,597	21,295,213

Total liabilities	30,471,788	27,791,693

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2015 (2014: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 175,893,533 shares in 2015 (2014: 175,610,978)	17,589	17,561
Additional paid-in capital	94,341,176	94,328,182
Accumulated deficit	(74,306,486)	(64,990,359)
Current year loss	(2,867,742)	(9,316,127)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	16,886,225	19,740,945

Total liabilities and stockholders’ equity	47,358,013	47,532,638

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
	A$	A$
Revenue
Revenue from products	72,117	0
Revenue from services	3,037,820	1,351,951

Total revenue	3,109,937	1,351,951
Operating costs & expenses
Cost of goods sold	67,140	0
Cost of services	10,960	16,145

Total cost of goods sold & services	78,100	16,145

Contribution from products & services	3,031,837	1,335,806
Other operating costs & expenses
Research and development	4,941,983	4,915,187
General and administrative	1,624,131	1,383,406

Total operating costs & expenses	6,566,114	6,298,593

Loss from operations	(3,534,277)	(4,962,787)
Other income/(expense)
Interest income	56,741	54,348
Interest expense	(2,834)	(6,362)
Financing costs	(1,027,568)	(657,271)
Other	1,640,196	1,974,354

Total other income/(expense)	666,535	1,365,069
Net loss before tax	(2,867,742)	(3,597,718)
Income tax benefit/(expense)	0	0

Net loss	(2,867,742)	(3,597,718)

Earnings per share
Basic and diluted net loss per share	(0.02)	(0.02)
Other comprehensive gain, net of tax:
Reclassification for gain/(loss) realized in net income	0	0

Other comprehensive (loss)/gain	0	0

Comprehensive loss	(2,867,742)	(3,597,718)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

					Accumulated Other	Total
	Ordinary shares		Additional Paid-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	in Capital	Deficit	Income	Equity
		A$	A$	A$	A$	A$
Balances at January 1, 2014	175,600,605	17,560	94,955,051	(64,990,359)	(298,312)	29,683,940
Net loss	0	0	0	(3,597,718)	0	(3,597,718)
Exercise of stock options issued to employees	8,333	0	0	0	0	0
Stock option expense	0	0	(198,807)	0	0	(198,807)

Balances at March 31, 2014	175,608,938	17,560	94,756,244	(68,588,077)	(298,312)	25,887,415

Balances at January 1, 2015	175,610,978	17,561	94,328,182	(74,306,486)	(298,312)	19,740,945
Net loss	0	0	0	(2,867,742)	0	(2,867,742)
Shares issued to employees	282,555	28	64,960	0	0	64,988
Stock option expense	0	0	(51,966)	0	0	(51,966)

Balances at March 31, 2015	175,893,533	17,589	94,341,176	(77,174,228)	(298,312)	16,886,225

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
	A$	A$
Cash flows from operating activities:
Net loss	(2,867,742)	(3,597,718)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	671,407	607,038
Share based payments expense	(51,966)	(198,807)
Unrealized foreign exchange losses	604,031	(522,744)
Financing costs	52,015	44,823
Change in assets and liabilities:
Inventory	(201,128)	4,207
Accounts receivables	811,515	852,698
Prepaid expenses and other current assets	(2,298,371)	(854,269)
Deferred revenue	116,633	(56,722)
Employee entitlements	115,941	76,853
Accounts payable and accrued expenses	2,582,492	279,160

Net cash used in operating activities	(465,173)	(3,365,481)

Cash flows from investing activities:
Purchases of property, plant and equipment	(276,700)	(140,720)

Net cash used in investing activities	(276,700)	(140,720)

Cash flows from financing activities:
Proceeds from borrowings	0	552,772
Repayment of borrowings	(199,556)	(221,109)
Borrowing costs	(1,276,639)	(549,678)

Net cash used in financing activities	(1,476,195)	(218,015)

Net decrease in cash and cash equivalents	(2,218,068)	(3,724,216)
Cash and cash equivalents at beginning of period	16,329,829	23,742,422
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	698,654	(553,458)

Cash and cash equivalents at end of period	14,810,415	19,464,748

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

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS by LifeScan, Inc. (“LifeScan”) and other third party licensors. Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International, both affiliates of Johnson and Johnson.

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation market pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and is now being released by Siemens in Europe. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens. We are also developing our own Prothrombin Time International Normalized Ratio (“PT-INR”) test for use in decentralized settings including the patient self-test market and intend to enter into distribution agreements with respect to that test.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – we are working on proving the broader applicability of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any tests arising from this work.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2014, included in the Form 10-K of Universal Biosensors, Inc.

The year-end consolidated condensed balance sheets data as at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Cash and cash equivalents and accounts receivable consist of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the consolidated condensed balance sheets. The Company’s cash and cash equivalents are invested with one of Australia’s largest banks. The Company is exposed to credit risk in the event of default by the banks holding the cash or cash equivalents to the extent of the amount recorded on the consolidated condensed balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company has not identified any collectability issues with respect to receivables.

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

For cash flow hedges, other than those covered by the preceding statement, the associated cumulative gain or loss is removed from equity and recognized in the consolidated condensed statements of comprehensive income in the same period or periods during which the hedged forecast transaction affects the consolidated condensed statements of comprehensive income and on the same line item as that hedged forecast transaction. The ineffective part of any gain or loss is recognized immediately in the consolidated condensed statements of comprehensive income.

When a hedging instrument expires or is sold, terminated or exercised, or the Company revokes designation of the hedge relationship but the hedged forecast transaction is still probable to occur, the cumulative gain or loss at that point remains in equity and is recognized in accordance with the above policy when the transaction occurs. If the hedged transaction is no longer expected to take place, then the cumulative unrealized gain or loss recognized in equity is recognized immediately in the consolidated condensed statements of comprehensive income.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At March 31, 2015 and year ended December 31, 2014, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the financial statements.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Three Months Ended March 31,	Year Ended December 31,
	2015	2014
	A$	A$
Raw materials	305,635	351,007
Work in progress	292,943	46,443
Finished goods	0	0

	598,578	397,450

Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on a review of individual accounts for collectability, generally focusing on those accounts that are past due. The current year expense to adjust the allowance for doubtful accounts, if any, is recorded within general and administrative expenses in the consolidated condensed statements of comprehensive income. Account balances are charged against the allowance when it is probable the receivable will not be recovered.

	Three Months Ended March 31,	Year Ended December 31,
	2015	2014
	A$	A$
Accounts receivable	2,988,190	3,799,705
Allowance for doubtful debts	0	0

	2,988,190	3,799,705

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Research and development expenses for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	A$	A$
Research	216,589	426,303
Development	4,725,394	4,488,884

Research and development expenses	4,941,983	4,915,187

Income Taxes

The Company applies ASC 740—Income Taxes which establishes financial accounting and reporting standards for the effects of income taxes that result from a company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Where it is more likely than not that some portion or all of the deferred tax assets will not be realized, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized.

We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to and including the 2013 financial year have been filed. Internationally, consolidated income tax returns up to and including the 2014 financial year have been filed.

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

Our overall ARO changed as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2015	2014
	A$	A$
Opening balance	2,600,000	2,549,928
Accretion expense	0	50,072

Ending balance	2,600,000	2,600,000

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

Australian Goods and Services Tax (GST)

Revenues, expenses and assets are recognized net of the amount of associated GST, unless the GST incurred is not recoverable from the taxation authority. In this case it is recognized as part of the cost of acquisition of the asset or as part of the expense. Receivables and payables are stated inclusive of the amount of GST receivable or payable. The net amount of GST recoverable from, or payable to, the taxation authority is included with other receivables or payables in the consolidated condensed balance sheets.

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

Of the six milestones, the Company has delivered on three as of March 31, 2015:

•	In June 2012, the Company delivered on its first milestone by achieving proof of technical feasibility of a new test strip and received a payment of A$1,522,534 (equivalent to US$1.5 million) as consideration. A sum of A$2,175,048 (equivalent to US$2,142,857) has been recognized as revenue from services in June 2012 in this regard.

•	In July 2012, the Company delivered on its second milestone by achieving proof of technical feasibility of another new test strip and received a payment of A$1,438,711 (equivalent to US$1.5 million) as consideration. A sum of A$2,055,301 (equivalent to US$2,142,857) has been recognized as revenue from services in July 2012 in this regard.

•	In December 2014, the Company delivered on its third milestone when it completed the development of the Xprecia Stride™ Coagulation Analyzer and the same was launched by Siemens. Of the total amount of A$1,750,486 (equivalent to US$1,428,571) recognized as revenue from services in December 2014 for this milestone, A$1,225,340 (equivalent to US$1,000,000) relates to the achievement of the milestone whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones. The revenue for this arrangement is recognized as the activities are performed or delivered, based on the relative fair value based on their relative estimate of selling price.

There were no revenues recognized for the three months ended March 31, 2015 and 2014 relating to the delivery of the milestones pursuant to the Collaboration Agreement.

Interest income

Interest income is recognized as it accrues, taking into account the effective yield on the cash and cash equivalents.

Research and development tax incentive income

Research and development tax incentive income is recognized when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997 as long as eligibility criteria are met. Generally speaking, entities which are an R&D entity involved in eligible R&D activities with an aggregated turnover (which generally means an entity’s total ordinary income that it derives in the ordinary course of carrying on a business, subject to certain exclusions) of less than A$20 million are eligible to claim research and development tax incentive income. In accordance with SEC Regulation S-X Article 5-03, the Company’s research and development incentive income has been recognized as non-operating income as it is not indicative of the core operating activities or revenue producing goals of the Company.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Management has assessed the Company’s research and development activities and expenditures to determine which are likely to be eligible under the tax incentive regime described above. At each period end management estimates the refundable tax offset available to the Company based on available information at the time. This estimate is also reviewed by external tax advisors on an annual basis. The Company has recorded research and development tax incentive income of A$2,316,291 and A$1,990,651 for the three months ended March 31, 2015 and 2014, respectively. Research and development expenses, net of the research and development tax incentive income for the respective periods are as follows:

	Three Months Ended March 31,
	2015	2014
	A$	A$
Research and development expenses	4,941,983	4,915,187
Research and development tax incentive income	(2,316,291)	(1,990,651)

	2,625,692	2,924,536

The research and development tax incentive income is recorded under the caption “Other” in the consolidated condensed statements of comprehensive income.

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

Transactions and balances

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated condensed statements of comprehensive income.

The Company has recorded foreign currency transaction losses of A$676,095 and A$16,297 for the three months ended March 31, 2015 and 2014, respectively.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Our contingent liabilities as at March 31, 2015 are as follows:

•	during 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. The total amount of marketing support payments expected to be paid to LifeScan is approximately US$2 million which will only arise when LifeScan sells a billion strips in a calendar year for the first time. We have no visibility of future sales by LifeScan and it is uncertain whether we would be required to make this marketing support payment, however, if current sales trends are maintained, we expect the first year in which LifeScan sells a billion strips to be 2016.

•	we have engaged Planet Innovation Pty Ltd (“Planet Innovation”) to assist us with design and engineering for future analyzers. As part of the agreement, Planet Innovation will receive a milestone payment on the launch sign-off for each of the analyzers. These milestone payments are expected to total A$600,000. The milestones have not been accrued as the analyzers Planet Innovation is currently working on are in the research and development phases and it is uncertain whether these milestones will be achieved.

Patent Fees

We have an obligation to pay 50% of the patent fees paid by LifeScan in respect of the patents we license from LifeScan prior to the date of the first commercial sale of a non-glucose product that utilizes the technology licensed from LifeScan and 50% of the patent fees incurred by LifeScan in respect of such patents thereafter. This obligation was triggered with the first commercial sale of the Xprecia StrideTM Coagulation Analyzer by Siemens in December 2014. The initial amount that is to be paid by us to LifeScan is expected to be US$1.75 million (equivalent to A$2.29 million). We have the right to make this payment either as a lump sum within 45 days of receipt of the supporting documentation from LifeScan or in equal monthly installment payments during the 24 months subsequent to the date of receipt of the supporting documentation from LifeScan. The patent fees payable to LifeScan has been recorded as “Other liability” in consolidated condensed balance sheets.

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

Leased Assets

All of the Company’s leases for the periods ending March 31, 2015 and December 31, 2014 are considered operating leases. The costs of operating leases are charged to the consolidated condensed statements of comprehensive income on a straight-line basis over the lease term.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Jan-15	Jan-15	Aug-14
Exercise Price (A$)	0.00	0.23	0.17
Share Price at Grant Date (A$)	0.23	0.23	0.17
Volatility	72%	72%	71%
Expected Life (years)	7	7	7
Risk Free Interest Rate	2.27%	2.27%	3.13%
Fair Value of Option (A$)	0.23	0.14	0.10

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2014	9,333,436	1.06
Granted	557,500	0.16
Exercised	0	0.00
Lapsed	(169,166)	1.28

Balance at March 31, 2015	9,721,770	1.00

The number of options exercisable as at March 31, 2015 and March 31, 2014 was 8,534,727 and 8,522,557, respectively. The total stock compensation (expense)/income recognized in the consolidated condensed statements of comprehensive income was A$51,966 and A$198,807 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there was A$187,126 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2015	124,779
2016	50,897
2017	11,450

187,126

The aggregate intrinsic value for all options outstanding as at March 31, 2015 and March 31, 2014 was zero.

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

The table below sets forth the RSUs issued by the Company since January 1, 2014:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
June, 2014	2,040	1,000
Jan, 2015	282,555	64,988

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2014	234,487	0.72
Release of restricted shares	(58,695)	0.87
Granted	282,555	0.23

Balance at March 31, 2015	458,347	0.40

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

Net Loss per Share and Anti-dilutive Securities

Basic and diluted net loss per share is presented in conformity with ASC 260 – Earnings per Share. Basic and diluted net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Other than in a profit making year, the potentially dilutive options issued under the Universal Biosensors Employee Option Plan (refer to Note on “Stock-based Compensation” for details of options outstanding) were not considered in the computation of diluted net loss per share because they would be anti-dilutive given the Company’s loss making position.

Total Comprehensive Income

The Company follows ASC 220 – Comprehensive Income. Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

On January 9, 2015, the FASB issued ASU 2015-01 to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item.

ASU 2015-01 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The adoption of this guidance has not had a material impact on the Company’s financial statements.

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

In August 2013, we entered into a consulting agreement with SpeeDx pursuant to which we provided certain services relating to the establishment and maintenance of a quality management system at SpeeDx. Consulting fees received under this agreement in 2014 were A$77,758. In addition, a success fee of A$50,000 was paid by SpeeDx in 2014 as the criteria for successful completion of the engagement was met.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Mr. Denver is a director of the Company and SpeeDx. Until September 27, 2013, PFM Cornerstone Limited held approximately 6% of our shares (this holding has since decreased to less than 1.0% of our shares) and PFM Cornerstone Limited also holds approximately 33% of the issued shares in SpeeDx. Messrs Denver and Hanley are directors of the Company and PFM Cornerstone Limited.

Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
	US$	A$	US$	A$
2015	1,666,042		2,649,167
2016	1,732,500		1,732,500
2017	1,732,500		1,732,500
2018	16,732,500		16,732,500
Thereafter	0		0

Total minimum payments	21,863,542		22,846,667
Less amount representing interest and other fees	(6,863,542)		(7,846,667)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus interest accretion	208,718		168,494

Total carrying value	14,393,063	18,853,895	14,352,839	17,499,194

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,393,063	18,853,895	14,352,839	17,499,194

The carrying value of the borrowings approximates its fair value. The fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of March 31, 2015 and December 31, 2014, and are included in long term debt carrying value.

Athyrium Credit Agreement

On December 19, 2013 (“Closing Date”), UBI and its wholly owned subsidiary, UBS (together UBI and UBS, the “Transaction Parties”) entered into a credit agreement with Athyrium Opportunities Fund (A) LP (“Athyrium A”), as administrative agent (the “Administrative Agent”) and as a lender, and Athyrium Opportunities Fund (B) LP (“Athyrium B”) as a lender (Athyrium A and Athyrium B together with any other lenders party thereto from time to time, the “Lenders”) for a secured term loan of up to US$25 million, which was amended on January 30, 2015 (“Credit Agreement”). Of this amount, US$15 million had been drawn at December 31, 2013, with a further US$10 million (“Delayed Draw Loans”) available to be drawn down as follows:

•	US$5 million available within 30 days after the end of any quarter ending on or before July 31, 2015, conditional upon UBS satisfying certain conditions precedent including that in the immediately preceding quarter, UBS achieves quarterly service fee revenues from the sale of the OneTouch® Verio® blood glucose strips (“Verio QSFs”) plus coagulation manufacturing revenues of not less than US$1,800,000 in the aggregate; and

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

•	US$5 million available within 30 days after the end of any quarter ending on or before July 31, 2015, conditional upon UBS satisfying certain conditions precedent including that in the immediately preceding quarter, UBS achieves Verio QSFs plus coagulation manufacturing revenues of not less than US$2,500,000 in the aggregate.

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

Voluntary prepayments of the term loans are not permitted prior to the second anniversary of the Closing Date, except in the event of a change of control of a Transaction Party. After the second anniversary, UBS can make voluntary repayments in minimum principal amounts of US$2,500,000 together with interest, plus the premium described below. UBS must make mandatory prepayments in certain prescribed circumstances, including in the event of raising additional debt financing, a sale or transfer of assets other than in certain circumstances and in the event of other specified extraordinary receipts. Extraordinary receipts include cash received or paid other than in the ordinary course of business, such as tax refunds (other than GST and R&D tax rebates), LifeScan lump sum fee payments and Siemens termination fees. In such events, UBS must prepay to the Lenders 100% of the net cash proceeds received. In the event of any prepayment (1) on or prior to the second anniversary of the Closing Date with respect to any obligations under the Credit Agreement other than the Delayed Draw Loans, or (2) on or prior to June 19, 2016 with the respect to the Delayed Draw Loans, UBS must also pay a prepayment premium of 20% of the principal of such prepayment due and payable on the applicable date. In the event of any prepayment (1) after the second anniversary of the Closing Date with respect to any obligations under the Credit Agreement other than the Delayed Draw Loans, or (2) after June 19, 2016 with the respect to the Delayed Draw Loans, UBS must pay a prepayment premium commencing at 15% of the principal of such prepayment due and payable on the applicable date and reducing pro-rata on a monthly basis until the Maturity Date.

Unless the facility is otherwise terminated earlier pursuant to the terms of the Credit Agreement, UBS (as the borrower) is required to repay the outstanding principal amount of the loans drawn down, together with all accrued and unpaid interest thereon and all other obligations on the Maturity Date.

UBS paid a non-refundable fee of US$625,000 to the Lenders on the Closing Date (being 2.5% of the aggregate credit facility) and a non-refundable fee of US$200,000 to the Lenders in connection with the January 2015 amendment to the Credit Agreement. A 2% commitment fee based on any available unused borrowing commitment is to be paid by UBS under the Credit Agreement until July 31, 2015. The Lenders are also entitled to receive 30% of the net proceeds of milestone payments paid under the Collaboration Agreement by and among UBS, UBI and Siemens Healthcare Diagnostics, Inc., up to a maximum of US$600,000 in the aggregate, of which US$300,000 was paid in February 2015. UBS has also agreed to pay certain taxes arising in connection with the Credit Agreement and other Loan Documents, including withholding taxes. UBS has also agreed to pay certain reasonable out-of-pocket expenses incurred by the Lenders in connection with the loan documents, including the January 2015 amendment, or as may be incurred in connection with the enforcement or protection of their rights.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Other

In December 2014, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2015 insurance premium. The total amount financed was A$498,890 at inception. Interest is charged at a fixed rate of 2.84% per annum. The short-term borrowing is secured by the insurance premium refund.

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

Restricted Cash

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2015	2014
	A$	A$
Financial covenant pursuant to the Credit Agreement	2,600,000	2,600,000
Collateral for facilities	320,000	320,000

	2,920,000	2,920,000

Financial covenant pursuant to the credit agreement and collateral for facilities is recorded under the caption “Other non-current assets” in the consolidated condensed balance sheets.

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

We are using our electrochemical cell technology platform to develop tests for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens in relation to a range of products for the point-of-care coagulation market pursuant to a Collaboration Agreement. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and is now being released by Siemens in Europe. Under the terms of a Supply Agreement with Siemens, UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens. We are also developing our own PT-INR test for use in decentralized settings including the patient self-test market and intend to enter into distribution agreements with respect to that test.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement and a Development and Research Agreement with LifeScan.

•	Other electrochemical-cell based tests – we are working on proving the broader the applicability of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any tests arising from this work.

Universal Biosensors, Inc.

Results of Operations

Analysis of Consolidated Revenue

Our total revenue increased by 130% to A$3,109,937 during the three months ended March 31, 2015 compared to the same period in the previous financial year.

This increase is primarily due to the underlying increase in quarterly service fees revenues resulting from the increased sales of the OneTouch Verio® strips by LifeScan.

Revenue from Products

Between 2009 and 2013, we acted as a non-exclusive manufacturer of blood glucose test strips for LifeScan’s OneTouch Verio® blood glucose testing product. With effect from December 31, 2013, we ceased the manufacture of the OneTouch Verio® blood glucose test strips for LifeScan following the transfer of OneTouch Verio® strip manufacturing to LifeScan’s existing facility in Inverness, Scotland. During the third quarter of 2014, we commenced manufacture of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer on behalf of Siemens.

The financial results of the test strips we manufactured during the respective periods are as follows:

	Three Months Ended March 31,
	2015	2014
	A$	A$
Revenue from products	72,117	0
Cost of goods sold	(67,140)	0

Production margin ($)	4,977	0

Production margin (%)	7%	0%

The revenues from the manufacture and sale of PT-INR strips to Siemens were low during this period, as Siemens were undertaking a limited marketing release of the product in Europe. UBI had also supplied PT-INR strips to Siemens in the previous two quarters prior to the release of the product. The production margin from the sale of our PT-INR strips is low, reflecting early stage production.

Based on binding purchase orders already received from Siemens, sales are expected to be significantly higher during the second half of 2015.

Revenue from Services

We provide various services to our customers and partners. The revenue from services is grouped into the following categories:

•	Product enhancement – a quarterly service fee based on the number of strips sold by our customers and partners is payable to us as an ongoing reward for our services and efforts to enhance the product;

•	Contract research and development – we undertake contract research and development on behalf of our customers and partners; and

•	Other services – ad-hoc services provided on an agreed basis according to our customers’ and partners’ requirements.

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended March 31,
	2015	2014
	A$	A$
Revenue from services:
Quarterly service fee	2,930,420	1,213,059
Contract research and development	0	0
Other services	107,400	138,892

	3,037,820	1,351,951
Cost of services	(10,960)	(16,145)

Net margin	3,026,860	1,335,806

Quarterly service fee—The quarterly service fee increased by 142% during the three months ended March 31, 2015 compared to the same period in the previous financial year, reflecting ongoing market penetration and growth.

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement or with the agreement of Universal Biosensors. LifeScan has the option to give notice to convert the quarterly service fees, which it may only do so once it has paid cumulative quarterly service fees of US$45 million. As of March 31, 2015, LifeScan had paid cumulative quarterly service fees of US$14.0 million. Where it gives such notice, LifeScan is required to continue to pay the quarterly service fees for the remainder of the year in which notice is given, and at the end of that year, LifeScan must pay a one-time lump sum fee. This fee is calculated by multiplying the sum of all quarterly service fees for the relevant year in which notice is given by a multiplier (on a sliding scale from 2.6x if notice is given in 2015 to 2x if notice is given in 2018 and beyond). Following the payment of this one-time fee, LifeScan would have no further obligation to pay quarterly service fees to Universal Biosensors.

By way of illustration only, if the growth trend in quarterly service fees continues, there is a scenario in which cumulative quarterly service fees reach US$45 million at September 30, 2017. Assume under this scenario, LifeScan gives notice to Universal Biosensors on October 1, 2017 that it is exercising its option to convert the quarterly service fees. If quarterly service fees for the financial year 2017 total US$16 million (with US$4 million from October 1 to December 31, 2017) and LifeScan elects to pay the one-time lump sum fee at the earliest possible date being January 1, 2018, we would receive US$70.2 million in payments under the Master Services and Supply Agreement from April 1, 2015. These payments would be calculated as follows:

•	US$31.0 million quarterly service fees from April 1, 2015 to September 30, 2017; plus

•	US$4.0 million in quarterly service fees from October 1, 2017 to December 31, 2017 (being the remainder of the year in which notice is given); plus

•	US$35.2 million in one-time lump sum fee, equal to 2.2 multiplier (which is the applicable multiplier for 2017) by 2017 total quarterly service fees of US$16 million.

The above calculation is an illustration and only and there can be no assurance that sales of OneTouch Verio® strips by LifeScan will be achieved or such quarterly service fees will be paid to Universal Biosensors or that LifeScan will exercise its option to make the one-time lump sum fee when it is entitled to do so.

LifeScan may also terminate the obligation to pay quarterly service fees if certain other factors detailed in the Master Services and Supply Agreement arise, including LifeScan ceasing to sell the product, termination for breach, insolvency and bankruptcy, change of control and regulatory termination.

Contract research and development—The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. We did not perform or generate any revenue from contract research and development during the three months ended March 31, 2015 and 2014.

Other services—We generated these revenues principally from Siemens based on work undertaken for them.

Universal Biosensors, Inc.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Three Months Ended March 31,
	2015	2014
	A$	A$
Quarterly service fees	2,930,420	1,213,059
Manufacturing contribution	4,977	0
Other services	96,440	122,747

Contribution from products & services	3,031,837	1,335,806

The increase is primarily represented by the growth in the quarterly service fee which has a 100% margin.

Research and Development Expenses

Research and development expenses are related to developing electrochemical cell platform technologies.

The Company conducts research and development activities to build an expanding portfolio of product-based revenues and cash flows and increase the value of UBI’s core technology assets. Research is focused on demonstrating technical feasibility of new technology applications. Development activity is focused on turning these technology platforms into commercial-ready product and represents the majority of the Company’s research and development expenses. Research and development expenses for the respective periods are shown below.

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

Our principal research and development activities can be described as follows:

(a) Blood coagulation

In September 2011 we entered into a Collaboration Agreement with Siemens which was amended in September 2012, pursuant to which we will develop a range of test strips and reader products for the hospital point-of-care and alternative site coagulation testing markets. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and is now being released by Siemens in Europe. In 2012, we entered into a Supply Agreement with Siemens under which we will manufacture and supply the test strips for this product and two further tests still in development with Siemens. We are also developing our own PT-INR test for use in decentralized settings including the patient self-test market. All the systems we are currently developing in the blood coagulation platform are in the advanced development phase.

(b) Immunoassay

We are continuing to develop our immunoassay platform targeting a broad range of potential assays. Our vision is to target a single analyzer and consumable design that can detect analytes across a wide range of sensitivities creating a broad-based multi-test solution while minimizing the incremental research and development effort required for each new test. As well as a wide range of immunoassay based tests, it is intended that this platform will incorporate the ability to perform D-Dimer and C Reactive Protein tests and leverage past research work on these assays.

Universal Biosensors, Inc.

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2015	2014
	A$	A$
Research	216,589	426,303
Development	4,725,394	4,488,884

Research and development expenses	4,941,983	4,915,187

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

Whilst research and development expenditure increased by 1% during the three months ended March 31, 2015 compared to the same period in the previous financial year, research and development expenditure, net of the research and development tax incentive income decreased by 10% across the same period. Research and development expenditure includes a one-off milestone payment of A$439,935 made pursuant to a supply agreement entered into with Plant Innovation, when it became apparent that a specified milestone would be achieved. The provision for research and development tax incentive income has increased, as confidence in our eligibility of certain expenditures has grown based on our success of making a claim under this scheme.

Research and development expenses, net of the research and development tax incentive income for the respective periods are as follows:

	Three Months Ended March 31,
	2015	2014
	A$	A$
Research and development expenses	4,941,983	4,915,187
Research and development tax incentive income	(2,316,291)	(1,990,651)

	2,625,692	2,924,536

Universal Biosensors, Inc.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Three Months Ended March 31,
	2015	2014
	A$	A$
Depreciation	142,405	583,987
Share based payments	(39,013)	(151,797)

	103,392	432,190

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended March 31, 2015 and 2014 were A$2,383,573 and A$3,019,767, respectively.

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

General and administrative expenses increased by 17% during the three months ended March 31, 2015 compared to the same period in the previous financial year. The increase is primarily driven by issuance of shares and options to the employees in January 2015 as well as a one-off gain in the prior period relating to employee incentives which were not paid when certain performance hurdles were not met.

	Three Months Ended March 31,
	2015	2014
	A$	A$
General and administrative expenses	1,624,131	1,383,406

The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Three Months Ended March 31,
	2015	2014
	A$	A$
Depreciation	434,883	23,051
Share based payments	(12,953)	(47,010)

	421,930	(23,959)

Interest Income

Interest income increased by 4% during the three months ended March 31, 2015 compared to the same period in the previous financial year. The increase in interest income is generally attributable to the higher amount of funds available for investment in Australian currency. A large portion of our funds are held in US denominated currency which currently does not produce any investment interest.

Universal Biosensors, Inc.

	Three Months Ended March 31,
	2015	2014
	A$	A$
Interest income	56,741	54,348

Interest Expense

Interest expense of A$2,834 during the three months ended March 31, 2015 relates to 2.84% interest being charged on a short-term borrowing initiated in December 2014. In comparison, interest expense of A$6,362 for the three months ended March 31, 2014 relates to 2.88% interest being charged on a short-term borrowing initiated in January 2014. These short-term loans were taken out to fund our insurance premiums.

	Three Months Ended March 31,
	2015	2014
	A$	A$
Interest expense	2,834	6,362

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 term loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Three Months Ended March 31,
	2015	2014
	A$	A$
Interest expense	512,000	443,660
Other debt issuance costs	515,568	213,611

	1,027,568	657,271

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Increase in financing costs is primarily a result of the costs incurred in extending UBI’s option to draw down a further US$10 million until July 31, 2015. For further details, see Notes to Consolidated Condensed Financial Statements—Summary of Significant Accounting Policies – Borrowings – Athyrium Credit Agreement.

Other

The Company has recorded research and development tax incentive income of A$2,316,291 and A$1,990,651 for the three months ended March 31, 2015 and 2014 respectively under this caption. The balance is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

The research and development tax incentive receivable has been recorded as “Other current assets” in the consolidated condensed balance sheets.

The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system. It was developed to assist businesses recover some of the costs of undertaking research and development. The research and development tax incentive provides a tax offset to eligible companies that engage in research and development activities.

Universal Biosensors, Inc.

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

(a) Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred.

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

Universal Biosensors, Inc.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	March 31,	December 31,
	2015	2014
	A$	A$
Financial assets:
Cash and cash equivalents	14,810,415	16,329,829
Accounts receivables	2,988,190	3,799,705

Total financial assets	17,798,605	20,129,534

Debt:
Short term borrowings	561,398	498,890
Long term secured loan	18,853,895	17,499,194

Total debt	19,415,293	17,998,084

Net financial assets	(1,616,688)	2,131,450

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), revenue from services and product sales.

On December 19, 2013 we entered into the Credit Agreement which was subsequently amended in January 2015 with the Lenders for a US$25 million secured term loan. The term loan has a maturity date of December 19, 2018 and bears interest at 10.5% per annum. Interest payments are due quarterly over the five-year term of the term loan and, other than as described elsewhere herein, we are not required to make payments of principal for amounts outstanding under the term loan until the Maturity Date. Subject to certain exceptions, the term loan is secured by substantially all of our assets, including our intellectual property. For further details, see Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies – Borrowings – Athyrium Credit Agreement.

We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months.

The carrying value of the cash and cash equivalents and the accounts receivable approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized for the three months ended March 31, 2015 or for the year ended December 31, 2014.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At March 31, 2015 and December 31, 2014, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at March 31, 2015 and December 31, 2014. We recognized gains of nil for the periods ended March 31, 2015 and December 31, 2014. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended March 31, 2015 and December 31, 2014. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Universal Biosensors, Inc.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	March 31,	December 31,
	2015	2014
	A$	A$
Cash and cash equivalents	14,810,415	16,329,829
Working capital	23,842,352	23,779,492
Ratio of current assets to current liabilities	4.61 : 1	4.66 : 1
Shareholders’ equity per common share	0.10	0.11

The movement in cash and cash equivalents and working capital during the above periods was primarily due to reductions resulting from outflows of cash. These outflows reflect the effort required to complete the final stages of the development phase prior to launch of the tests we are undertaking and the timing of cash receipts, payments, sales and accruals in the ordinary course of business. In addition to the reductions resulting from operating outflows of cash, a first tranche loan of US$15,000,000 (equivalent to A$16,909,029) was drawn in December 2013 by UBS pursuant to the Credit Agreement. The Company was also in receipt of A$8,015,037 as research and development tax incentive income in September 2014 as a tax offset for its 2013 research and development expenses.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Three Months Ended March 31,
	2015	2014
	A$	A$
Cash provided by/(used in):
Operating activities	(465,173)	(3,365,481)
Investing activities	(276,700)	(140,720)
Financing activities	(1,476,195)	(218,015)

Net decrease in cash and cash equivalents	(2,218,068)	(3,724,216)

Our net cash used in operating activities for all periods is for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, and general and administrative expenditure. The outflows during these periods have been partially offset by receipts from our customers and partners.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment in preparation for anticipated growth in coagulation strip manufacturing volumes.

Outflows of A$1,276,639 and A$549,678 included within our financing activities relates to the payment of interest and other debt issuance costs pursuant to the Credit Agreement for the three months ended March 31, 2015 and 2014, respectively. We also took advantage of a favorable borrowing opportunity to prepay our annual insurances. A sum of A$199,556 included with our financing activities for the three months ended March 31, 2015 represents repayment of such borrowings. The net proceeds (proceeds less repayments) of A$331,663 is reflected as a financing activity for the three months ended March 31, 2014.

Universal Biosensors, Inc.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2015 are:

A$
Less than 1 year	553,830
1 – 3 years	1,164,170
3 – 5 years	608,187
More than 5 years	0

Total minimum lease payments	2,326,187

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at March 31, 2015 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	0	2,600,000	0
Operating Lease Obligations (2)	2,326,187	553,830	1,164,170	608,187	0
Purchase Obligations (3)	2,590,250	2,590,250	0	0	0
Long term secured loan (4)	18,853,895	0	0	18,853,895	0
Financing costs (5)	8,990,754	2,182,397	4,538,905	2,269,452	0
Other liability (6)	2,292,376	1,146,188	1,146,188	0	0
Other Long-Term Liabilities on Balance Sheet (7)	146,717	0	120,733	24,512	1,472

Total	37,800,179	6,472,665	6,969,996	24,356,046	1,472

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders
(4)	US$15 million payable to the lenders on Maturity Date pursuant to the Credit Agreement
(5)	Interest and other debt issuance costs payable to the lenders pursuant to the Credit Agreement
(6)	Represents patent fees payable to LifeScan
(7)	Represents long service leave owing to the employees.

Segments

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work.

We operate predominantly in one geographical area, being Australia and continue to derive significant revenues from LifeScan.

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

Although the Company has a hedging program, as at March 31, 2015 and December 31, 2014, there were no open derivatives to be disclosed.

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

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Universal Biosensors, Inc.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2014 Annual Report on Form 10-K filed with the SEC on March 12, 2015 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2014 Form 10-K, but these are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There has been no sale of equity securities by the Company or purchase of equity securities by the Company, or by an affiliated purchaser on behalf of the Company, since December 31, 2014.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements text	Filed herewith

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Paul Wright
Date: April 23, 2015		Paul Wright
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: April 23, 2015		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated April 23, 2015

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith