Form 10-Q
period 2015-06-30
UNIVERSAL BIOSENSORS INC
filed 2015-07-23
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 175,897,880 shares of Common Stock, U.S.$0.0001 par value, outstanding as of July 23, 2015.

UNIVERSAL BIOSENSORS, INC.

Unless otherwise noted, references on this Form 10-Q to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”).

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	June 30,	December 31,
	2015	2014
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	10,720,055	16,329,829
Inventories, net	656,610	397,450
Accounts receivable	3,971,045	3,799,705
Prepayments	840,206	1,132,634
Other current assets	12,753,827	8,616,354

Total current assets	28,941,743	30,275,972
Non-current assets:
Property, plant and equipment	35,042,517	34,304,365
Less accumulated depreciation	(21,308,703)	(19,967,699)

Property, plant and equipment - net	13,733,814	14,336,666

Other non-current assets	2,920,000	2,920,000

Total non-current assets	16,653,814	17,256,666

Total assets	45,595,557	47,532,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,319,728	480,523
Accrued expenses	1,687,736	1,640,982
Borrowings	108,011	498,890
Other liability	1,139,323	1,066,813
Deferred revenue	558,036	1,567,562
Employee entitlements provision	1,392,707	1,241,710

Total current liabilities	6,205,541	6,496,480
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements provision	151,485	129,206
Long term secured loan	18,793,925	17,499,194
Other liability	1,139,323	1,066,813
Deferred revenue	1,116,071	0

Total non-current liabilities	23,800,804	21,295,213

Total liabilities	30,006,345	27,791,693

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2015 (2014: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 175,893,533 shares in 2015 (2014: 175,610,978)	17,589	17,561
Additional paid-in capital	94,304,014	94,328,182
Accumulated deficit	(74,306,486)	(64,990,359)
Current year loss	(4,127,593)	(9,316,127)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	15,589,212	19,740,945

Total liabilities and stockholders’ equity	45,595,557	47,532,638

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Revenue
Revenue from products	344,289	0	416,406	0
Revenue from services	4,006,580	1,513,981	7,044,400	2,865,932

Total revenue	4,350,869	1,513,981	7,460,806	2,865,932
Operating costs & expenses
Cost of goods sold	273,026	0	340,166	0
Cost of services	179,993	6,777	190,953	22,922

Total cost of goods sold & services	453,019	6,777	531,119	22,922

Contribution from products & services	3,897,850	1,507,204	6,929,687	2,843,010
Other operating costs & expenses
Research and development	4,952,733	4,270,368	9,894,716	9,185,555
General and administrative	1,502,167	1,683,105	3,126,298	3,066,511

Total operating costs & expenses	6,454,900	5,953,473	13,021,014	12,252,066

Loss from operations	(2,557,050)	(4,446,269)	(6,091,327)	(9,409,056)
Other income/(expense)
Interest income	43,233	29,501	99,974	83,849
Interest expense	(7,084)	(4,771)	(9,918)	(11,133)
Financing costs	(752,544)	(633,629)	(1,780,112)	(1,290,900)
Other	2,013,594	1,700,239	3,653,790	3,674,593

Total other income/(expense)	1,297,199	1,091,340	1,963,734	2,456,409
Net loss before tax	(1,259,851)	(3,354,929)	(4,127,593)	(6,952,647)
Income tax benefit/(expense)	0	0	0	0

Net loss	(1,259,851)	(3,354,929)	(4,127,593)	(6,952,647)

Earnings per share
Basic and diluted net loss per share	(0.01)	(0.02)	(0.02)	(0.04)
Other comprehensive gain, net of tax:
Reclassification for (losses)/gains realised in net income	0	0	0	0

Other comprehensive (loss)/gain	0	0	0	0

Comprehensive loss	(1,259,851)	(3,354,929)	(4,127,593)	(6,952,647)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2014	175,600,605	17,560	94,955,051	(64,990,359)	(298,312)	29,683,940
Net loss	0	0	0	(6,952,647)	0	(6,952,647)
Exercise of stock options issued to employees	8,333	0	0	0	0	0
Shares issued to employees	2,040	1	999	0	0	1,000
Stock option expense	0	0	(280,764)	0	0	(280,764)

Balances at June 30, 2014	175,610,978	17,561	94,675,286	(71,943,006)	(298,312)	22,451,529

Balances at January 1, 2015	175,610,978	17,561	94,328,182	(74,306,486)	(298,312)	19,740,945
Net loss	0	0	0	(4,127,593)	0	(4,127,593)
Shares issued to employees	282,555	28	64,960	0	0	64,988
Stock option expense	0	0	(89,128)	0	0	(89,128)

Balances at June 30, 2015	175,893,533	17,589	94,304,014	(78,434,079)	(298,312)	15,589,212

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
	A$	A$
Cash flows from operating activities:
Net loss	(4,127,593)	(6,952,647)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,347,684	1,191,088
Share based payments expense	(89,128)	(280,764)
Unrealized foreign exchange losses	449,954	135,605
Financing costs	104,354	88,362
Change in assets and liabilities:
Inventory	(259,160)	(257,667)
Accounts receivables	(171,340)	358,660
Prepaid expenses and other current assets	(3,845,045)	(1,734,969)
Deferred revenue	106,545	(95,996)
Employee entitlements	238,262	181,133
Accounts payable and accrued expenses	2,937,991	1,739,876

Net cash used in operating activities	(3,307,476)	(5,627,319)

Cash flows from investing activities:
Purchases of property, plant and equipment	(748,447)	(400,764)

Net cash used in investing activities	(748,447)	(400,764)

Cash flows from financing activities:
Proceeds from borrowings	0	552,772
Repayment of borrowings	(390,879)	(386,941)
Borrowing costs	(1,903,394)	(1,077,914)

Net cash used in financing activities	(2,294,273)	(912,083)

Net decrease in cash and cash equivalents	(6,350,196)	(6,940,166)
Cash and cash equivalents at beginning of period	16,329,829	23,742,422
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	740,422	(932,673)

Cash and cash equivalents at end of period	10,720,055	15,869,583

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

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation testing market pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and is now being released by Siemens in Europe. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens. We are also developing our own Prothrombin Time International Normalized Ratio (“PT-INR”) test for use in decentralized settings including the patient self-test market and intend to enter into distribution agreements with respect to that test.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – we are working on demonstrating the broader application of our technology platform, including its application to diagnostic tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2014, included in the Form 10-K of Universal Biosensors, Inc.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At June 30, 2015 and year ended December 31, 2014, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the financial statements.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Six Months Ended June 30,	Year Ended December 31,
	2015	2014
	A$	A$
Raw materials	280,798	351,007
Work in progress	348,240	46,443
Finished goods	27,572	0

	656,610	397,450

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

	Six Months Ended June 30,	Year Ended December 31,
	2015	2014
	A$	A$
Accounts receivable	3,971,045	3,799,705
Allowance for doubtful debts	0	0

	3,971,045	3,799,705

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

Research and Development

Research and development expenses consist of costs incurred to further the Group’s research and product development activities and include salaries and related employee benefits, costs associated with clinical trial and preclinical development, regulatory activities, research-related overhead expenses, costs associated with the manufacture of clinical trial material, costs associated with developing a commercial manufacturing process, costs for consultants and related contract research, facility costs and depreciation. Research and development costs are expensed as incurred.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Research and development expenses for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Research	294,498	318,232	511,087	744,535
Development	4,658,235	3,952,136	9,383,629	8,441,020

Research and development expenses	4,952,733	4,270,368	9,894,716	9,185,555

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

Of the six milestones, the Company has delivered on three as of June 30, 2015:

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

There were no revenues recognized for the six months ended June 30, 2015 and 2014 relating to the delivery of the milestones pursuant to the Collaboration Agreement.

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

Management has assessed the Company’s research and development activities and expenditures to determine which are likely to be eligible under the tax incentive regime described above. At each period end management estimates the

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

refundable tax offset available to the Company based on available information at the time. This estimate is also reviewed by external tax advisors on an annual basis. The Company has recorded research and development tax incentive income of A$1,979,785 and A$1,729,498 for the three months ended June 30, 2015 and 2014, respectively and A$4,296,076 and A$3,720,149 for the six months ended June 30, 2015 and 2014, respectively. Research and development expenses, net of the research and development tax incentive income for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Research and development expenses	4,952,733	4,270,368	9,894,716	9,185,555
Research and development tax incentive income	(1,979,785)	(1,729,498)	(4,296,076)	(3,720,149)

	2,972,948	2,540,870	5,598,640	5,465,406

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

The Company has recorded foreign currency transaction (losses)/gains of A$33,810 and (A$29,259) for the three months ended June 30, 2015 and 2014, respectively and (A$642,285) and (A$45,556) for the six month period ended June 30, 2015 and 2014, respectively.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Our contingent liabilities as at June 30, 2015 are as follows:

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

Patent Fees

We have an obligation to pay 50% of the patent fees paid by LifeScan in respect of the patents we license from LifeScan prior to the date of the first commercial sale of a non-glucose product that utilizes the technology licensed from LifeScan and 50% of the patent fees incurred by LifeScan in respect of such patents thereafter. This obligation was triggered with the first commercial sale of the Xprecia StrideTM Coagulation Analyzer by Siemens in December 2014. The initial amount that is to be paid by us to LifeScan is expected to be US$1.75 million (equivalent to A$2.28 million). We have the right to make this payment either as a lump sum within 45 days of receipt of the supporting documentation from LifeScan or in equal monthly installment payments during the 24 months subsequent to the date of receipt of the supporting documentation from LifeScan. The patent fees payable to LifeScan has been recorded as “Other liability” in consolidated condensed balance sheets.

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

Leased Assets

All of the Company’s leases for the periods ending June 30, 2015 and December 31, 2014 are considered operating leases. The costs of operating leases are charged to the consolidated condensed statements of comprehensive income on a straight-line basis over the lease term.

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Jan-15	Jan-15	Aug-14
Exercise Price (A$)	0.00	0.23	0.17
Share Price at Grant Date (A$)	0.23	0.23	0.17
Volatility	72%	72%	71%
Expected Life (years)	7	7	7
Risk Free Interest Rate	2.27%	2.27%	3.13%
Fair Value of Option (A$)	0.23	0.14	0.10

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2014	9,333,436	1.06
Granted	557,500	0.16
Exercised	0	0.00
Lapsed	(279,166)	1.24

Balance at June 30, 2015	9,611,770	1.00

The number of options exercisable as at June 30, 2015 and June 30, 2014 was 8,434,729 and 8,219,892, respectively. The total stock compensation income recognized in the consolidated condensed statements of comprehensive income was A$37,162 and A$81,957 for the three months ended June 30, 2015 and 2014, respectively and A$89,128 and A$280,764 for the six month period ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was A$151,519 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2015	89,607
2016	50,542
2017	11,370

151,519

The aggregate intrinsic value for all options outstanding as at June 30, 2015 and June 30, 2014 was zero.

(b)	Restricted Share Plan

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

The table below sets forth the RSUs issued by the Company since January 1, 2014:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
June, 2014	2,040	1,000
Jan, 2015	282,555	64,988

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2014	234,487	0.72
Release of restricted shares	(65,999)	0.82
Granted	282,555	0.23

Balance at June 30, 2015	451,043	0.40

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

On July 9, 2015 the FASB decided to delay the effective date of ASU 2014-09 by one year. For public entities, the standard will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption will be permitted as of the original effective date in ASU 2014-09 (i.e., annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods).

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

On April 7, 2015, the FASB issued ASU 2015-03 as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities should apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period should be adjusted). The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
	US$	A$	US$	A$
2015	1,202,722		2,649,167
2016	1,761,375		1,732,500
2017	1,756,563		1,732,500
2018	16,694,000		16,732,500
Thereafter	0		0

Total minimum payments	21,414,660		22,846,667
Less amount representing interest and other fees	(6,414,660)		(7,846,667)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus interest accretion	249,389		168,494

Total carrying value	14,433,734	18,793,925	14,352,839	17,499,194

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,433,734	18,793,925	14,352,839	17,499,194

The carrying value of the borrowings approximates its fair value. The fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of June 30, 2015 and December 31, 2014, and are included in long term debt carrying value.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Other

In December 2014, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2015 insurance premium. The total amount financed was A$498,890 at inception which in May 2015 reduced by $69,426. Interest is charged at a fixed rate of 2.84% per annum. The short-term borrowing is secured by the insurance premium refund.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens in relation to a range of products for the point-of-care coagulation testing market pursuant to a Collaboration Agreement. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and is now being released by Siemens in Europe. Under the terms of a Supply Agreement with Siemens, UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens. We are also developing our own PT-INR test for use in decentralized settings including the patient self-test market and intend to enter into distribution agreements with respect to that test.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement and a Development and Research Agreement with LifeScan.

•	Other electrochemical-cell based tests – we are working on demonstrating the broader application of our technology platform, including its application to diagnostic tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Universal Biosensors, Inc.

Results of Operations

Analysis of Consolidated Revenue

Our total revenue increased by 187% and 160% to A$4,350,869 and A$7,460,806, respectively during the three and six months ended June 30, 2015 compared to the same period in the previous financial year.

This increase is primarily due to the following factors:

•	underlying increase in quarterly service fees revenues resulting from the increased sales of the OneTouch Verio® strips by LifeScan; and

•	increase in the number of PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer manufactured by us on behalf of Siemens

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured on behalf of Siemens during the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Revenue from products	344,289	0	416,406	0
Cost of goods sold	(273,026)	0	(340,166)	0

Production margin	71,263	0	76,240	0

Production margin (%)	21%	0%	18%	0%

We commenced manufacture of the PT-INR test strips during the third quarter of 2014. From this period and up until the first quarter of 2015, the revenues from the manufacture and sale of PT-INR strips to Siemens were low as Siemens were undertaking a limited marketing release of the product in Europe. The revenues have increased in the second quarter of 2015 following the full commercial launch by Siemens of the Xprecia StrideTM Coagulation Analyzer after successful completion of its limited European release. The production margin from the sale of our PT-INR strips is low, reflecting early stage production. At substantial volumes, we expect the margin to exceed 40% which is typical of device manufacturers with shared investment and research and development risk.

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

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Revenue from services:
Quarterly service fee	3,594,239	1,369,529	6,524,659	2,582,588
Other services	412,341	144,452	519,741	283,344

	4,006,580	1,513,981	7,044,400	2,865,932
Cost of services	(179,993)	(6,777)	(190,953)	(22,922)

Net margin	3,826,587	1,507,204	6,853,447	2,843,010

Quarterly service fee - The quarterly service fee increased by 162% and 153%, respectively during the three and six months ended June 30, 2015 compared to the same period in the previous financial year, reflecting ongoing market penetration and growth. In the current quarter, we earned US$0.0125 for each strip sold by LifeScan, noting that in any given calendar year this rate will drop to US$0.0075 per strip for the remainder of that calendar year when cumulative strip sales exceed 500 million during the calendar year.

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement or with the agreement of Universal Biosensors. LifeScan has the option to give notice to convert the quarterly service fees, which it may only do so once it has paid cumulative quarterly service fees of US$45 million. As of June 30, 2015, LifeScan had paid cumulative quarterly service fees of US$16.8 million. Where it gives such notice, LifeScan is required to continue to pay the quarterly service fees for the remainder of the year in which notice is given, and at the end of that year, LifeScan must pay a one-time lump sum fee. This fee is calculated by multiplying the sum of all quarterly service fees for the relevant year in which notice is given by a multiplier (on a sliding scale from 2.6x if notice is given in 2015 to 2x if notice is given in 2018 and beyond). Following the payment of this one-time fee, LifeScan would have no further obligation to pay quarterly service fees to Universal Biosensors.

By way of illustration only, if the growth trend in quarterly service fees continues, there is a scenario in which cumulative quarterly service fees reach US$45 million at September 30, 2017. Assume under this scenario, LifeScan gives notice to Universal Biosensors on October 1, 2017 that it is exercising its option to convert the quarterly service fees. If quarterly service fees for the financial year 2017 total US$16 million (with US$4 million from October 1 to December 31, 2017) and LifeScan elects to pay the one-time lump sum fee at the earliest possible date being January 1, 2018, we would receive US$67.4 million (equivalent to A$87.7 million) in payments under the Master Services and Supply Agreement from April 1, 2015. These payments would be calculated as follows:

•	US$28.2 million (equivalent to A$36.7 million) quarterly service fees from July 1, 2015 to September 30, 2017 (being quarterly service fees remaining to be paid by LifeScan from July 1, 2015 until cumulative quarterly service fees reaches US$45 million); plus

•	US$4.0 million (equivalent to A$5.2 million) in quarterly service fees from October 1, 2017 to December 31, 2017 (being the remainder of the year in which notice is given); plus

•	US$35.2 (equivalent to A$45.8 million) million in one-time lump sum fee, equal to 2.2 multiplier (which is the applicable multiplier for 2017) by 2017 total quarterly service fees of US$16 million.

The above scenario and calculation is an illustration only and there can be no assurance that sales of OneTouch Verio® strips by LifeScan will be achieved (in the manner described in the illustration above or otherwise) or such quarterly service fees will be paid to Universal Biosensors or that LifeScan will exercise its option to make the one-time lump sum fee when it is entitled to do so.

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

Universal Biosensors, Inc.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Quarterly service fee	3,594,239	1,369,529	6,524,659	2,582,588
Manufacturing contribution	71,263	0	76,240	0
Other services	232,348	137,675	328,788	260,422

Contribution from products & services	3,897,850	1,507,204	6,929,687	2,843,010

The increase is primarily represented by the growth in the quarterly service fee which has a 100% margin.

Research and Development Expenses

Research and development expenses are related to the development of new technologies and products based on the electrochemical cell platform.

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

Our principal research and development activities can be described as follows:

(a) Blood coagulation testing

In September 2011 we entered into a Collaboration Agreement with Siemens which was amended in September 2012, pursuant to which we will develop a range of test strips and reader products for the hospital point-of-care and alternative site coagulation testing markets. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and was released by Siemens in Europe. In 2012, we entered into a Supply Agreement with Siemens under which we will manufacture and supply the test strips for this product and two further tests still in development with Siemens. We are also developing our own PT-INR test for use in decentralized settings including the patient self-test market. All the systems we are currently developing in the blood coagulation platform are in the advanced development phase.

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Research	294,498	318,232	511,087	744,535
Development	4,658,235	3,952,136	9,383,629	8,441,020

Research and development expenses	4,952,733	4,270,368	9,894,716	9,185,555

Depending on the scope of research and development activities we undertake and the stages of development of each of these activities, our research and development expenditure will fluctuate.

In converting an idea or a concept into a commercial product, a number of development stages are required. As an idea or concept is developed into a commercial-ready product, technical risk reduces, but the effort and cost expended increases. In our research and development program, the first phase is conducting exploratory research and feasibility studies. In this phase, the idea is investigated by a small focused team to establish the viability of the concept as the base for a product. Once this hurdle has been passed, the project enters the development phases, which include building prototype strips and instruments, finalizing the product design, carrying out extensive testing, creating the required documentation and developing or validating the product manufacturing processes. This requires a larger group of people and a higher use of materials compared to the research phase, so is typically more expensive, but necessary to be able to commercialize a product.

Research and development expenditure increased by 16% and 8% during the three and six months ended June 30, 2015 compared to the same period in the previous financial year. The increase principally reflects the effort required in the late stages of product development prior to launch of three new tests we are developing. Research and development expenditure includes a one-off milestone payment of A$439,935 made pursuant to a supply agreement entered into with Plant Innovation, when it became apparent that a specified milestone would be achieved. Research and development expenditure, net of the research and development tax incentive income increased by 17% and 2% across the same period. The provision for research and development tax incentive income has increased and is generally in line with the increase in the research and development expenditure.

Research and development expenses, net of the research and development tax incentive income for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Research and development expenses	4,952,733	4,270,368	9,894,716	9,185,555
Research and development tax incentive income	(1,979,785)	(1,729,498)	(4,296,076)	(3,720,149)

	2,972,948	2,540,870	5,598,640	5,465,406

Universal Biosensors, Inc.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Depreciation	593,341	541,518	1,165,643	1,125,505
Share based payments	(27,900)	(59,221)	(66,913)	(211,018)

	565,441	482,297	1,098,730	914,487

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended June 30, 2015 and 2014 were A$2,381,722 and A$2,264,986, respectively and A$4,765,295 and A$5,284,753 for the six months ended June 30, 2015 and 2014, respectively.

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

General and administrative expenses decreased by 11% during the three months ended June 30, 2015 compared to the same period in the previous financial year, reflecting management’s ongoing efforts to restrict spending on non-core activities. The expenditure increased by 2% during the six months ended June 30, 2015 compared to the same period in the previous financial year. The increase is primarily driven by issuance of shares and options to the employees in January 2015 as well as a one-off gain in the prior period relating to employee incentives which were not paid when certain performance hurdles were not met.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
General and administrative expenses	1,502,167	1,683,105	3,126,298	3,066,511

The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Depreciation	31,689	42,532	63,837	65,583
Share based payments	(9,262)	(22,736)	(22,215)	(69,746)

	22,427	19,796	41,622	(4,163)

Interest Income

Interest income increased by 47% and 19%, respectively during the three and six months ended June 30, 2015 compared to the same periods in the previous financial year. The increase in interest income is generally attributable to the higher amount of funds available for investment in Australian currency. A large portion of our funds are held in US denominated currency which currently does not produce any investment interest.

Universal Biosensors, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Interest income	43,233	29,501	99,974	83,849

Interest Expense

Interest expense for the 2015 financial year relates to 2.84% interest being charged on a short-term borrowing initiated in December 2014. In comparison, interest expense for the 2014 relates to 2.88% interest being charged on a short-term borrowing initiated in January 2014. These short-term loans were taken out to fund our insurance premiums.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Interest expense	7,084	4,771	9,918	11,133

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 term loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Interest expense	509,513	426,193	1,021,513	869,853
Other debt issuance costs	243,031	207,436	758,599	421,047

	752,544	633,629	1,780,112	1,290,900

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Increase in financing costs is primarily a result of the costs incurred during the first quarter of 2015 in extending UBI’s option to draw down a further US$10 million until July 31, 2015. As the loan and the financing costs are denominated in USD, the increase is also as a result of the weakening of the AUD against the USD over the periods covered above. For further details, see Notes to Consolidated Condensed Financial Statements - Summary of Significant Accounting Policies – Borrowings – Athyrium Credit Agreement.

Other

Recorded under this caption is research and development tax incentive income. Research and development tax incentive income for the three months ended June 30, 2015 and 2014 were A$1,979,785 and A$1,729,498, respectively and A$4,296,076 and A$3,720,149, respectively for the six months ended June 30, 2015 and 2014. The balance is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

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

Universal Biosensors, Inc.

Companies engaged in research and development may be eligible for either:

•	a 43.5% refundable tax offset for entities with an aggregated turnover of less than A$20 million per annum (note the current legislative rate is 45% but the Australian Government intend on proceeding with the reduction in rate to 43.5%), or

•	a 38.5% non-refundable tax offset for all other entities (note the current legislative rate is 40% but the Australian Government intend on proceeding with the reduction in rate to 38.5%).

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Six Months Ended June 30,	Year Ended December 31,
	2015	2014
	A$	A$
Financial assets:
Cash and cash equivalents	10,720,055	16,329,829
Accounts receivables	3,971,045	3,799,705

Total financial assets	14,691,100	20,129,534

Debt:
Short term borrowings	108,011	498,890
Long term secured loan	18,793,925	17,499,194

Total debt	18,901,936	17,998,084

Net financial assets/(liabilities)	(4,210,836)	2,131,450

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at June 30, 2015 or for the year ended December 31, 2014.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At June 30, 2015 and December 31, 2014, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

Universal Biosensors, Inc.

We had no outstanding contracts as at June 30, 2015 and December 31, 2014. We recognized gains of nil for the periods ended June 30, 2015 and December 31, 2014. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended June 30, 2015 and December 31, 2014. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Six Months Ended June 30,	Year Ended December 31,
	2015	2014
	A$	A$
Cash and cash equivalents	10,720,055	16,329,829
Working capital	22,736,202	23,779,492
Ratio of current assets to current liabilities	4.66 : 1	4.66 : 1
Shareholders’ equity per common share	0.09	0.11

The movement in cash and cash equivalents and working capital during the above periods was primarily due to reductions resulting from outflows of cash. These outflows reflect the effort required to complete the final stages of the development phase prior to launch of the tests we are undertaking and the timing of cash receipts, payments, sales and accruals in the ordinary course of business. In addition to the reductions resulting from operating outflows of cash, a first tranche loan of US$15,000,000 (equivalent to A$16,909,029) was drawn in December 2013 by UBS pursuant to the Credit Agreement. For the year ended December 31, 2014, the Company was also in receipt of A$8,015,037 as research and development tax incentive income in September 2014 as a tax offset for its 2013 research and development expenses.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Six Months Ended June 30,
	2015	2014
	A$	A$
Cash provided by/(used in):
Operating activities	(3,307,476)	(5,627,319)
Investing activities	(748,447)	(400,764)
Financing activities	(2,294,273)	(912,083)

Net decrease in cash and cash equivalents	(6,350,196)	(6,940,166)

Our net cash used in operating activities for all periods is for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, and general and administrative expenditure. The outflows during these periods have been partially offset by receipts from our customers and partners. The improvement in operating cash outflows during the current financial year is primarily due to the increased income from Quarterly Service Fees.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment in preparation for anticipated growth in coagulation strip manufacturing volumes.

Outflows of A$1,903,394 and A$1,077,914 included within our financing activities relates to the payment of interest and other debt issuance costs pursuant to the Credit Agreement for the six months ended June 30, 2015 and 2014,

Universal Biosensors, Inc.

respectively. We also took advantage of a favorable borrowing opportunity to prepay our annual insurances. A sum of A$390,879 included with our financing activities for the six months ended June 30, 2015 represents repayment of such borrowings. The net proceeds (proceeds less repayments) of A$165,831 is reflected as a financing activity for the six months ended June 30, 2014.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2015 are:

A$
Less than 1 year	573,029
1 – 3 years	1,203,288
3 – 5 years	629,474
More than 5 years	0

Total minimum lease payments	2,405,791

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at June 30, 2015 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	0	2,600,000	0
Operating Lease Obligations (2)	2,405,791	573,029	1,203,288	629,474	0
Purchase Obligations (3)	1,765,690	1,765,690	0	0	0
Long term secured loan (4)	18,793,925	0	0	18,793,925	0
Financing costs (5)	8,352,422	1,566,045	6,786,377	0	0
Other liability (6)	2,278,646	1,139,323	1,139,323	0	0
Other Long-Term Liabilities on Balance Sheet (7)	151,485	0	126,932	22,755	1,798

Total	36,347,959	5,044,087	9,255,920	22,046,154	1,798

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders
(4)	US$15 million payable to the lenders on Maturity Date pursuant to the Credit Agreement
(5)	Interest and other debt issuance costs payable to the lenders pursuant to the Credit Agreement
(6)	Represents patent fees payable to LifeScan
(7)	Represents long service leave owing to the employees.

Segments

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work.

Universal Biosensors, Inc.

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

Although the Company has a hedging program, as at June 30, 2015 and December 31, 2014, there were no open derivatives to be disclosed.

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

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements text	Filed herewith

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Paul Wright
Date: July 23, 2015		Paul Wright
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: July 23, 2015		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated April 23, 2015

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith