Form 10-Q
period 2015-09-30
UNIVERSAL BIOSENSORS INC
filed 2015-10-29
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 175,897,880 shares of Common Stock, U.S.$0.0001 par value, outstanding as of October 29, 2015.

UNIVERSAL BIOSENSORS, INC.

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Consolidated condensed balance sheets at September 30, 2015 and December 31, 2014 (unaudited)	1
	2)	Consolidated condensed statements of comprehensive income for the three months and nine months ended September 30, 2015 and 2014 (unaudited)	2
	3)	Consolidated condensed statements of changes in stockholder’s equity and comprehensive income for the period ended September 30, 2015 and 2014 (unaudited)	3
	4)	Consolidated condensed statements of cash flows for the nine months ended September 30, 2015 and 2014 (unaudited)	4
	5)	Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		22

Item 3	Quantitative and Qualitative Disclosures About Market Risk		35

Item 4	Controls and Procedures		36

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		37

Item 1A	Risk Factors		37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		37

Item 3	Defaults Upon Senior Securities		37

Item 4	Mine Safety Disclosures		37

Item 5	Other Information		37

Item 6	Exhibits		37

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32 Exhibit 101

SIGNATURES			38

Unless otherwise noted, references on this Form 10-Q to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”).

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	September 30,	December 31,
	2015	2014
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	17,352,647	16,329,829
Inventories, net	538,778	397,450
Accounts receivable	4,246,515	3,799,705
Prepayments	743,698	1,132,634
Other current assets	6,950,281	8,616,354

Total current assets	29,831,919	30,275,972
Non-current assets:
Property, plant and equipment	35,420,335	34,304,365
Less accumulated depreciation	(21,984,061)	(19,967,699)

Property, plant and equipment - net	13,436,274	14,336,666

Other non-current assets	3,220,000	2,920,000

Total non-current assets	16,656,274	17,256,666

Total assets	46,488,193	47,532,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	573,721	480,523
Accrued expenses	1,982,005	1,640,982
Borrowings	0	498,890
Other liability	1,248,217	1,066,813
Deferred revenue	0	1,567,562
Employee entitlements provision	1,439,186	1,241,710

Total current liabilities	5,243,129	6,496,480
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements provision	166,043	129,206
Long term secured loan	20,648,862	17,499,194
Other liability	1,248,217	1,066,813
Deferred revenue	1,175,134	0

Total non-current liabilities	25,838,256	21,295,213

Total liabilities	31,081,385	27,791,693

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2015 (2014: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 175,897,880 shares in 2015 (2014: 175,610,978)	17,590	17,561
Additional paid-in capital	94,284,467	94,328,182
Accumulated deficit	(74,306,486)	(64,990,359)
Current year loss	(4,290,451)	(9,316,127)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	15,406,808	19,740,945

Total liabilities and stockholders’ equity	46,488,193	47,532,638

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Revenue
Revenue from products	552,617	137,294	969,023	137,294
Revenue from services	5,445,093	1,949,297	12,489,493	4,815,229

Total revenue	5,997,710	2,086,591	13,458,516	4,952,523
Operating costs & expenses
Cost of goods sold	458,644	218,298	798,810	218,298
Cost of services	48,751	127,084	239,704	150,006

Total cost of goods sold & services	507,395	345,382	1,038,514	368,304

Contribution from products & services	5,490,315	1,741,209	12,420,002	4,584,219
Other operating costs & expenses
Research and development	4,987,015	4,715,444	14,881,731	13,900,999
General and administrative	1,529,799	1,522,175	4,656,097	4,588,686

Total operating costs & expenses	6,516,814	6,237,619	19,537,828	18,489,685

Loss from operations	(1,026,499)	(4,496,410)	(7,117,826)	(13,905,466)
Other income/(expense)
Interest income	104,885	103,398	204,859	187,247
Interest expense	(4,250)	(4,772)	(14,168)	(15,905)
Financing costs	(778,102)	(654,095)	(2,558,214)	(1,944,995)
Other	1,541,108	3,157,820	5,194,898	6,832,413

Total other income/(expense)	863,641	2,602,351	2,827,375	5,058,760
Net loss before tax	(162,858)	(1,894,059)	(4,290,451)	(8,846,706)
Income tax benefit/(expense)	0	0	0	0

Net loss	(162,858)	(1,894,059)	(4,290,451)	(8,846,706)

Earnings per share
Basic and diluted net loss per share	0.00	(0.01)	(0.02)	(0.05)
Other comprehensive gain, net of tax:
Reclassification for (losses)/gains realised in net income	0	0	0	0

Other comprehensive (loss)/gain	0	0	0	0

Comprehensive loss	(162,858)	(1,894,059)	(4,290,451)	(8,846,706)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

	Ordinary shares		Additional Paid- in Capital		Accumulated Other Comprehensive Income	Total Stockholders’ Equity
				Accumulated Deficit
	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2014	175,600,605	17,560	94,955,051	(64,990,359)	(298,312)	29,683,940
Net loss	0	0	0	(8,846,706)	0	(8,846,706)
Exercise of stock options issued to employees	8,333	0	0	0	0	0
Shares issued to employees	2,040	1	999	0	0	1,000
Stock option expense	0	0	(219,061)	0	0	(219,061)

Balances at September 30, 2014	175,610,978	17,561	94,736,989	(73,837,065)	(298,312)	20,619,173

Balances at January 1, 2015	175,610,978	17,561	94,328,182	(74,306,486)	(298,312)	19,740,945
Net loss	0	0	0	(4,290,451)	0	(4,290,451)
Shares issued to employees	286,902	29	65,959	0	0	65,988
Stock option expense	0	0	(109,674)	0	0	(109,674)

Balances at September 30, 2015	175,897,880	17,590	94,284,467	(78,596,937)	(298,312)	15,406,808

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	A$	A$
Cash flows from operating activities:
Net loss	(4,290,451)	(8,846,706)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,023,042	1,847,314
Share based payments expense	(109,674)	(219,061)
Loss on fixed assets disposal	0	8,098
Unrealized foreign exchange losses	1,281,106	390,708
Financing costs	161,856	133,361
Change in assets and liabilities:
Inventory	(141,328)	(389,538)
Accounts receivables	(446,810)	155,185
Prepaid expenses and other current assets	1,755,010	3,153,816
Deferred revenue	(392,428)	42,904
Employee entitlements	299,299	236,446
Accounts payable and accrued expenses	3,733,241	1,934,897

Net cash provided by/(used in) operating activities	3,872,863	(1,552,576)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,080,837)	(691,465)

Net cash used in investing activities	(1,080,837)	(691,465)

Cash flows from financing activities:
Proceeds from borrowings	0	552,772
Repayment of borrowings	(498,890)	(552,772)
Borrowing costs	(2,977,023)	(1,638,752)

Net cash used in financing activities	(3,475,913)	(1,638,752)

Net decrease in cash and cash equivalents	(683,887)	(3,882,793)
Cash and cash equivalents at beginning of period	16,329,829	23,742,422
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	1,706,705	(29,520)

Cash and cash equivalents at end of period	17,352,647	19,830,109

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

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation testing market pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and is now being released by Siemens in Europe. In July 2015, Siemens made a premarket 510(k) submission to the US Food and Drug Administration (“FDA”) for regulatory clearance to sell the Xprecia Stride™ Coagulation Analyzer in the US. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens. We are also developing our own Prothrombin Time International Normalized Ratio (“PT-INR”) test for use in decentralized settings including the patient self-test market and are currently negotiating arrangements with distributors in initial target markets with respect to that test.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – we are working on demonstrating the broader application of our technology platform, including its application to diagnostic tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2014, included in the Form 10-K of Universal Biosensors, Inc.

The year-end consolidated condensed balance sheets data as at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At September 30, 2015 and year ended December 31, 2014, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the financial statements.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Nine Months Ended September 30,	Year Ended December 31,
	2015	2014
	A$	A$
Raw materials	177,611	351,007
Work in progress	332,522	46,443
Finished goods	28,645	0

	538,778	397,450

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

	Nine Months Ended September 30,	Year Ended December 31,
	2015	2014
	A$	A$
Accounts receivable	4,246,515	3,799,705
Allowance for doubtful debts	0	0

	4,246,515	3,799,705

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Research and development expenses for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Research	404,688	263,327	915,775	1,007,863
Development	4,582,327	4,452,117	13,965,956	12,893,136

Research and development expenses	4,987,015	4,715,444	14,881,731	13,900,999

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

We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to and including the 2014 financial year have been filed. Internationally, consolidated income tax returns up to and including the 2014 financial year have been filed.

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

Of the six milestones, the Company has delivered on four as of September 30, 2015. Two milestones were delivered in 2012 and the milestones achieved subsequent to January 1, 2014 are as follows:

•	In December 2014, the Company delivered on its third milestone when it completed the development of the Xprecia Stride™ Coagulation Analyzer and the same was launched by Siemens. Of the total amount of A$1,750,486 (equivalent to US$1,428,571) recognized as revenue from services in December 2014, A$1,225,340 (equivalent to US$1,000,000) relates to the achievement of the milestone whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones.

•	In July 2015, the Company delivered on its fourth milestone when Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia Stride™ Coagulation System in the US. Of the total amount of A$1,955,340 (equivalent to US$1,428,571) recognized as revenue from services in July 2015 for this milestone, A$1,368,738 (equivalent to US$1,000,000) relates to the achievement of the milestone whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones.

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

Management has assessed the Company’s research and development activities and expenditures to determine which are likely to be eligible under the tax incentive regime described above. At each period end management estimates the refundable tax offset available to the Company based on available information at the time. This estimate is also reviewed by external tax advisors on an annual basis. The Company has recorded research and development tax incentive income of A$2,425,052 and A$3,561,209 for the three months ended September 30, 2015 and 2014, respectively and A$6,721,128 and A$7,281,358 for the nine months ended September 30, 2015 and 2014, respectively. Research and development expenses, net of the research and development tax incentive income for the respective periods are as follows:

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Research and development expenses	4,987,015	4,715,444	14,881,731	13,900,999
Research and development tax incentive income	(2,425,052)	(3,561,209)	(6,721,128)	(7,281,358)

	2,561,963	1,154,235	8,160,603	6,619,641

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

The Company has recorded foreign currency transaction losses of A$883,943 and A$399,417 for the three months ended September 30, 2015 and 2014, respectively and A$1,526,228 and A$444,973 for the nine month period ended September 30, 2015 and 2014, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Our contingent liabilities as at September 30, 2015 are as follows:

•

during 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® Verio®, and acknowledged that there would be a delay as a result. As a result of

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. The total amount of marketing support payments expected to be paid to LifeScan is approximately US$2 million which will only arise when LifeScan sells a billion strips in a calendar year for the first time. We have no visibility of future sales by LifeScan and it is uncertain whether we would be required to make this marketing support payment, however, if current sales trends are maintained, we do not expect LifeScan to sell a billion strips in 2015.

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

Patent Fees

We have an obligation to pay 50% of the patent fees paid by LifeScan in respect of the patents we license from LifeScan prior to the date of the first commercial sale of a non-glucose product that utilizes the technology licensed from LifeScan and 50% of the patent fees incurred by LifeScan in respect of such patents thereafter. This obligation was triggered with the first commercial sale of the Xprecia StrideTM Coagulation Analyzer by Siemens in December 2014. The initial amount that is to be paid by us to LifeScan is expected to be around US$1.75 million (equivalent to A$2.50 million). We have the right to make this payment either as a lump sum within 45 days of receipt of the supporting documentation from LifeScan or in equal monthly installment payments during the 24 months subsequent to the date of receipt of the supporting documentation from LifeScan. To date we have not received the required supporting documentation from LifeScan and as such, no payment has been made. The patent fees payable to LifeScan has been recorded as “Other liability” in consolidated condensed balance sheets.

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

Leased Assets

All of the Company’s leases for the periods ending September 30, 2015 and December 31, 2014 are considered operating leases. The costs of operating leases are charged to the consolidated condensed statements of comprehensive income on a straight-line basis over the lease term.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Jan-15	Jan-15	Aug-14
Exercise Price (A$)	0.00	0.23	0.17
Share Price at Grant Date (A$)	0.23	0.23	0.17
Volatility	72%	72%	71%
Expected Life (years)	7	7	7
Risk Free Interest Rate	2.27%	2.27%	3.13%
Fair Value of Option (A$)	0.23	0.14	0.10

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2014	9,333,436	1.06
Granted	617,500	0.15
Exercised	0	0.00
Lapsed	(410,412)	1.15

Balance at September 30, 2015	9,540,524	0.99

The number of options exercisable as at September 30, 2015 and September 30, 2014 was 8,303,483 and 8,219,892, respectively. The total stock compensation expense recognized in the consolidated condensed statements of

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

comprehensive income was (A$20,546) and A$61,703 for the three months ended September 30, 2015 and 2014, respectively and (A$109,674) and (A$219,061) for the nine month period ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, there was A$122,248 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2015	54,786
2016	54,518
2017	12,944

122,248

The aggregate intrinsic value for all options outstanding as at September 30, 2015 and 2014 was zero.

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

The table below sets forth the RSUs issued by the Company since January 1, 2014:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
June, 2014	2,040	1,000
Jan, 2015	282,555	64,988
July, 2015	4,347	1,000

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2014	234,487	0.72
Release of restricted shares	(65,999)	0.82
Granted	286,902	0.23

Balance at September 30, 2015	455,390	0.40

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
	US$	A$	US$	A$
2015	442,750		2,649,167
2016	1,761,375		1,732,500
2017	1,756,563		1,732,500
2018	16,694,000		16,732,500
Thereafter	0		0

Total minimum payments	20,654,688		22,846,667
Less amount representing interest and other fees	(5,654,688)		(7,846,667)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus interest accretion	290,507		168,494

Total carrying value	14,474,852	20,648,862	14,352,839	17,499,194

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,474,852	20,648,862	14,352,839	17,499,194

The carrying value of the borrowings approximates its fair value. The fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of September 30, 2015 and December 31, 2014, and are included in long term debt carrying value.

Athyrium Credit Agreement

On December 19, 2013 (“Closing Date”), UBI and its wholly owned subsidiary, UBS (together UBI and UBS, the “Transaction Parties”) entered into a credit agreement with Athyrium Opportunities Fund (A) LP (“Athyrium A”), as administrative agent (the “Administrative Agent”) and as a lender, and Athyrium Opportunities Fund (B) LP (“Athyrium B”) as a lender (Athyrium A and Athyrium B together with any other lenders party thereto from time to time, the “Lenders”) for a secured term loan of up to US$25 million, which was amended on January 30, 2015 (“Credit Agreement”). Of this amount, US$15 million had been drawn at December 31, 2013, with a further US$10 million available to be drawn down on or before July 31, 2015 if UBS satisfied certain conditions precedent relating to product revenues.

Whilst UBS met the commercial conditions required under the Credit Agreement to draw down an additional US$10 million, it decided not to take up the additional debt funding.

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

Voluntary prepayments of the term loans are not permitted prior to the second anniversary of the Closing Date, except in the event of a change of control of a Transaction Party. After the second anniversary, UBS can make voluntary repayments in minimum principal amounts of US$2,500,000 together with interest, plus the premium described below. UBS must make mandatory prepayments in certain prescribed circumstances, including in the event of raising additional debt financing, a sale or transfer of assets other than in certain circumstances and in the event of other specified extraordinary receipts. Extraordinary receipts include cash received or paid other than in the ordinary course of business, such as tax refunds (other than GST and R&D tax rebates), LifeScan lump sum fee payments and Siemens termination fees. In such events, UBS must prepay to the Lenders 100% of the net cash proceeds received up to the outstanding principal amount of the loans drawn down, together with all accrued and unpaid interest thereon and all other obligations. In the event of any prepayment on or prior to the second anniversary of the Closing Date with respect to any obligations under the Credit Agreement, UBS must also pay a prepayment premium of 20% of the principal of such prepayment due and payable on the applicable date. In the event of any prepayment after the second anniversary of the Closing Date with respect to any obligations under the Credit Agreement, UBS must pay a prepayment premium commencing at 15% of the principal of such prepayment due and payable on the applicable date and reducing pro-rata on a monthly basis until the Maturity Date.

Unless the facility is otherwise terminated earlier pursuant to the terms of the Credit Agreement, UBS (as the borrower) is required to repay the outstanding principal amount of the loans drawn down, together with all accrued and unpaid interest thereon and all other obligations on the Maturity Date.

UBS paid a non-refundable fee of US$625,000 to the Lenders on the Closing Date (being 2.5% of the aggregate credit facility) and a non-refundable fee of US$200,000 to the Lenders in connection with the January 2015 amendment to the Credit Agreement. A 2% commitment fee based on any available unused borrowing commitment was paid by UBS under the Credit Agreement until July 31, 2015. The Lenders are also entitled to receive 30% of the net proceeds of milestone payments paid under the Collaboration Agreement by and among UBS, UBI and Siemens Healthcare Diagnostics, Inc., up to a maximum of US$600,000 in the aggregate, of which US$300,000 was paid in February 2015 and the balance of US$300,000 was paid in August 2015 (upon receipt of two further milestone payments). UBS has also agreed to pay certain taxes arising in connection with the Credit Agreement and other Loan Documents, including withholding taxes. UBS has also agreed to pay certain reasonable out-of-pocket expenses incurred by the Lenders in connection with the loan documents, including the January 2015 amendment, or as may be incurred in connection with the enforcement or protection of their rights.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Other

In December 2014, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2015 insurance premium. The total amount financed was A$498,890 at inception which in September 2015 was fully repaid. Interest was charged at a fixed rate of 2.84% per annum. The short-term borrowing was secured by the insurance premium refund, which security has now been released.

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

Restricted Cash

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Nine Months Ended September 30,	Year Ended December 31,
	2015	2014
	A$	A$
Financial covenant pursuant to the Credit Agreement	2,900,000	2,600,000
Collateral for facilities	320,000	320,000

	3,220,000	2,920,000

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

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens in relation to a range of products for the point-of-care coagulation testing market pursuant to a Collaboration Agreement. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and is now being released by Siemens in Europe. In July 2015, Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia Stride™ Coagulation Analyzer in the US. Under the terms of a Supply Agreement with Siemens, UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens. We are also developing our own PT-INR test for use in decentralized settings including the patient self-test market and are currently negotiating arrangements with distributors in initial target markets with respect to that test.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement and a Development and Research Agreement with LifeScan.

•	Other electrochemical-cell based tests – we are working on demonstrating the broader application of our technology platform, including its application to diagnostic tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Universal Biosensors, Inc.

Results of Operations

Analysis of Consolidated Revenue

Our total revenue increased by 187% and 172% to A$5,997,710 and A$13,458,516, respectively during the three and nine months ended September 30, 2015 compared to the same period in the previous financial year.

This increase is primarily due to the following factors:

•	underlying increase in quarterly service fees revenues resulting from the increased sales of the OneTouch Verio® strips by LifeScan;

•	increase in the number of PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer manufactured by us and sold to Siemens; and

•	receipt of a milestone payment from Siemens in July 2015, following delivery by the Company on the fourth milestone pursuant to the Collaboration Agreement.

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured on behalf of Siemens during the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Revenue from products	552,617	137,294	969,023	137,294
Cost of goods sold	(458,644)	(218,298)	(798,810)	(218,298)

Production margin	93,973	(81,004)	170,213	(81,004)

Production margin (%)	17%	(59%)	18%	(59%)

We commenced manufacture of the PT-INR test strips during the third quarter of 2014. From this period and up until the first quarter of 2015, the revenues from the manufacture and sale of PT-INR strips to Siemens were low as Siemens were undertaking a limited marketing release of the product in Europe. The revenues have increased since the second quarter of 2015 following the full commercial launch by Siemens of the Xprecia StrideTM Coagulation Analyzer after successful completion of its limited European release. The production margin from the sale of our PT-INR strips is low, reflecting early stage production. At substantial volumes, we expect the margin to exceed 40% which is typical of device manufacturers with shared investment and research and development risk.

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

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Revenue from services:
Quarterly service fee	3,357,922	1,579,765	9,882,581	4,162,353
Contract research and development	1,955,340	0	1,955,340	0
Other services	131,831	369,532	651,572	652,876

	5,445,093	1,949,297	12,489,493	4,815,229
Cost of services	(48,751)	(127,084)	(239,704)	(150,006)

Net margin	5,396,342	1,822,213	12,249,789	4,665,223

Quarterly service fee - The quarterly service fee increased by 113% and 137%, respectively during the three and nine months ended September 30, 2015 compared to the same period in the previous financial year, reflecting ongoing market penetration and growth. During the quarterly period ending September 30, 2015, the cumulative volume of OneTouch® Verio® blood glucose test strips sold during the calendar year exceeded 500 million strips. When the cumulative strip sales exceed 500 million in a calendar year, the quarterly service fees per strip transitions from US$0.0125 per strip for the first 500 million strips to US$0.0075 per strip for sales in excess of 500 million within that calendar year. This means that the fees on sales of OneTouch® Verio® blood glucose test strips for the remainder of the year will be US$0.0075 per strip. The price per strip resets to US$0.0125 at the beginning of every calendar year.

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement or with the agreement of Universal Biosensors. LifeScan has the option to give notice to convert the quarterly service fees, which it may only do so once it has paid cumulative quarterly service fees of US$45 million. As of September 30, 2015, LifeScan had paid cumulative quarterly service fees of US$19.1 million. Where it gives such notice, LifeScan is required to continue to pay the quarterly service fees for the remainder of the year in which notice is given, and at the end of that year, LifeScan must pay a one-time lump sum fee. This fee is calculated by multiplying the sum of all quarterly service fees for the relevant year in which notice is given by a multiplier (on a sliding scale from 2.6x if notice is given in 2015 to 2x if notice is given in 2018 and beyond). Following the payment of this one-time fee, LifeScan would have no further obligation to pay quarterly service fees to Universal Biosensors.

By way of illustration only, if the growth trend in quarterly service fees continues, there is a scenario in which cumulative quarterly service fees reach US$45 million at September 30, 2017. Assume under this scenario, LifeScan gives notice to Universal Biosensors on October 1, 2017 that it is exercising its option to convert the quarterly service fees. If quarterly service fees for the financial year 2017 total US$16 million (with US$4 million from October 1 to December 31, 2017) and LifeScan elects to pay the one-time lump sum fee at the earliest possible date being January 1, 2018, we would receive US$65.1 million (equivalent to A$92.8 million) in payments under the Master Services and Supply Agreement from October 1, 2015. These payments would be calculated as follows:

•	US$25.9 million (equivalent to A$36.9 million) quarterly service fees from October 1, 2015 to September 30, 2017 (being quarterly service fees remaining which would be paid by LifeScan from October 1, 2015 until cumulative quarterly service fees reaches US$45 million); plus

•	US$4.0 million (equivalent to A$5.7 million) in quarterly service fees from October 1, 2017 to December 31, 2017 (being the remainder of the year in which notice is given); plus

•	US$35.2 (equivalent to A$50.2 million) million in one-time lump sum fee, equal to 2.2 multiplier (which is the applicable multiplier for 2017) by 2017 total quarterly service fees of US$16 million.

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

Universal Biosensors, Inc.

Contract research and development – The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. The revenue in 2015 represents the fourth milestone paid to the Company under the Collaboration Agreement when Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia Stride™ Coagulation System in the US. The Company received a payment of A$1,368,738 (equivalent to US$1.0 million) as consideration for this milestone in July 2015. A sum of A$1,955,340 (equivalent to US$1,428,571) has been recognized as revenue from services.

Other services - We generated these revenues principally from Siemens based on work undertaken for them.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Quarterly service fee	3,357,922	1,579,765	9,882,581	4,162,353
Manufacturing contribution	93,973	(81,004)	170,213	(81,004)
Contract research and development	1,955,340	0	1,955,340	0
Other services	83,080	242,448	411,868	502,870

Contribution from products & services	5,490,315	1,741,209	12,420,002	4,584,219

The increase is primarily represented by the growth in the quarterly service fee which has a 100% margin and the receipt of the fourth milestone payment pursuant to the Collaboration Agreement.

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

Our principal research and development activities can be described as follows:

(a) Blood coagulation testing

In September 2011 we entered into a Collaboration Agreement with Siemens which was amended in September 2012, pursuant to which we will develop a range of test strips and reader products for the hospital point-of-care and alternative site coagulation testing markets. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and was released by Siemens in Europe. In July 2015, Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia Stride™ Coagulation Analyzer in the US. In 2012, we entered into a Supply Agreement with Siemens under which we will manufacture and supply the test strips for this product and two further tests still in development with Siemens. We are also developing our own PT-INR test for use in decentralized settings including the patient self-test market. All the systems we are currently developing in the blood coagulation platform are in the advanced development phase.

Universal Biosensors, Inc.

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Research	404,688	263,327	915,775	1,007,863
Development	4,582,327	4,452,117	13,965,956	12,893,136

Research and development expenses	4,987,015	4,715,444	14,881,731	13,900,999

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

Research and development expenditure increased by 6% and 7% during the three and nine months ended September 30, 2015 compared to the same period in the previous financial year. The increase principally reflects the effort required in the late stages of product development prior to launch of three new tests we are developing. Research and development expenditure, net of the research and development tax incentive income increased by 122% and 23% across the same period, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Research and development expenses	4,987,015	4,715,444	14,881,731	13,900,999
Research and development tax incentive income	(2,425,052)	(3,561,209)	(6,721,128)	(7,281,358)

	2,561,963	1,154,235	8,160,603	6,619,641

Universal Biosensors, Inc.

Included in the research and development tax incentive income for the 2014 financial year is an amount of A$1,735,083 which relates to research and development tax incentive income the Company received from the Australian Government for the year ended December 31, 2013 following a change in the original estimate. Excluding this amount, research and development expenditure decreased by 11% and 2% across the same period.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Depreciation	592,458	582,663	1,758,102	1,708,168
Share based payments	(15,424)	44,584	(82,337)	(166,434)

	577,034	627,247	1,675,765	1,541,734

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended September 30, 2015 and 2014 were A$1,981,141 and A$2,822,374, respectively and A$6,746,436 and A$8,107,127 for the nine months ended September 30, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal, audit and accounting services. General and administrative expenses are generally fixed in nature and remained flat during the reporting period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
General and administrative expenses	1,529,799	1,522,175	4,656,097	4,588,686

The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Depreciation	31,638	26,889	95,476	92,472
Share based payments	(5,122)	17,119	(27,337)	(52,627)

	26,516	44,008	68,139	39,845

Universal Biosensors, Inc.

Interest Income

Interest income increased by 1% and 9%, respectively during the three and nine months ended September 30, 2015 compared to the same periods in the previous financial year. The increase in interest income is generally attributable to the higher amount of funds available for investment in Australian currency. A large portion of our funds are held in US denominated currency which currently does not produce any investment interest.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Interest income	104,885	103,398	204,859	187,247

Interest Expense

Interest expense for the 2015 financial year relates to 2.84% interest being charged on a short-term borrowing initiated in December 2014. In comparison, interest expense for the 2014 relates to 2.88% interest being charged on a short-term borrowing initiated in January 2014. These short-term loans were taken out to fund our insurance premiums.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Interest expense	4,250	4,772	14,168	15,905

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 term loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs which relates to this term loan facility is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	A$	A$	A$	A$
Interest expense	562,885	440,493	1,584,398	1,310,346
Warrants expense	57,502	44,999	161,856	133,361
Other debt issuance costs	157,715	168,603	811,960	501,288

	778,102	654,095	2,558,214	1,944,995

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

Universal Biosensors, Inc.

Other

Recorded under this caption is research and development tax incentive income. Research and development tax incentive income for the three months ended September 30, 2015 and 2014 were A$2,425,052 and A$3,561,209, respectively and A$6,721,128 and A$7,281,358, respectively for the nine months ended September 30, 2015 and 2014. The balance is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

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

Companies engaged in research and development may be eligible for either:

•	a 45% refundable tax offset for entities with an aggregated turnover of less than A$20 million per annum (note the current legislative rate is 45% but the Australian Government has announced that it intends on proceeding with the reduction in rate to 43.5%), or

•	a 40% non-refundable tax offset for all other entities (note the current legislative rate is 40% but the Australian Government has announced that it intends on proceeding with the reduction in rate to 38.5%).

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

Universal Biosensors, Inc.

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	As of September 30, 2015	As of December 31, 2014
	A$	A$
Financial assets:
Cash and cash equivalents	17,352,647	16,329,829
Accounts receivables	4,246,515	3,799,705

Total financial assets	21,599,162	20,129,534

Debt:
Short term borrowings	0	498,890
Long term secured loan	20,648,862	17,499,194

Total debt	20,648,862	17,998,084

Net financial assets	950,300	2,131,450

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), revenue from services and product sales, and the loan discussed below.

On December 19, 2013 we entered into the Credit Agreement which was subsequently amended in January 2015 with the Lenders for a US$25 million secured term loan. The term loan has a maturity date of December 19, 2018 and bears interest at 10.5% per annum. Interest payments are due quarterly over the five-year term of the term loan and, other than as described elsewhere herein, we are not required to make payments of principal for amounts outstanding under the term loan until the Maturity Date. Subject to certain exceptions, the term loan is secured by substantially all of our assets, including our intellectual property. For further details, see Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies – Borrowings – Athyrium Credit Agreement. As a major portion of our net financial assets is denominated in USD, including the long term secured loan, the weakening of the AUD against the USD has resulted in a decline of our net financial assets.

Universal Biosensors, Inc.

We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months.

The carrying value of the cash and cash equivalents and the accounts receivable approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized as at September 30, 2015 or for the year ended December 31, 2014.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At September 30, 2015 and December 31, 2014, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at September 30, 2015 and December 31, 2014. We recognized gains of nil for the periods ended September 30, 2015 and December 31, 2014. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended September 30, 2015 and December 31, 2014. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Nine Months Ended September 30,	Year Ended December 31,
	2015	2014
	A$	A$
Cash and cash equivalents	17,352,647	16,329,829
Working capital	24,588,790	23,779,492
Ratio of current assets to current liabilities	5.69 : 1	4.66 : 1
Shareholders’ equity per common share	0.09	0.11

The increased cash inflows are result of increased quarterly service fees from LifeScan, receipt of two milestone payments from Siemens and the weakening of the AUD against the USD noting that the majority of our customer receipts are USD denominated. The Company also received A$8,224,349 as research and development tax incentive income in July 2015 as a tax offset for its 2014 research and development expenses. An amount of A$8,015,037 was received by the Company in September 2014 as a tax offset for its 2013 research and development expenses. The cash outflows arise from the effort required to complete the development of the new products and the timing of payments and accruals in the ordinary course of business

We have not identified any collection issues with respect to receivables.

Universal Biosensors, Inc.

Summary of Cash Flows

	Nine Months Ended September 30,
	2015	2014
	A$	A$
Cash provided by/(used in):
Operating activities	3,872,863	(1,552,576)
Investing activities	(1,080,837)	(691,465)
Financing activities	(3,475,913)	(1,638,752)

Net decrease in cash and cash equivalents	(683,887)	(3,882,793)

Our net cash provided by or used in operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, and general and administrative expenditure. The improvement in operating cash flows during the current financial year is primarily due to the increased receipts from quarterly service fees from LifeScan, receipt of two milestone payments from Siemens, receipt of the research and development tax incentive income and the weakening of the AUD against the USD.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment in preparation for anticipated growth in coagulation strip manufacturing volumes.

Outflows of A$2,977,023 and A$1,638,752 included within our financing activities relates to the payment of interest and other debt issuance costs pursuant to the Credit Agreement for the nine months ended September 30, 2015 and 2014, respectively. The increase is primarily a result of the Company paying US$600,000 to the Lenders, comprising a percentage of the milestone payments received from Siemens under the Collaboration Agreement. The weakening of the AUD against the USD has also led to an increase as all the payments pursuant to the Credit Agreement are USD denominated. We also took advantage of a favorable borrowing opportunity to prepay our annual insurances. A sum of A$498,890 included with our financing activities for the nine months ended September 30, 2015 represents repayment of such borrowings. This short term loan has now been fully repaid.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2015 are:

A$

Less than 1 year	573,029
1 – 3 years	1,203,288
3 – 5 years	629,474
More than 5 years	0

Total minimum lease payments	2,405,791

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Universal Biosensors, Inc.

Contractual Obligations

Our future contractual obligations at September 30, 2015 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	0	2,600,000	0
Operating Lease Obligations (2)	2,049,273	563,430	1,181,749	304,094	0
Purchase Obligations (3)	1,117,543	1,117,543	0	0	0
Long term secured loan (4)	20,648,862	0	0	20,648,862	0
Financing costs (5)	8,066,602	631,598	5,018,456	2,416,548	0
Other liability (6)	2,496,434	1,248,217	1,248,217	0	0
Other Long-Term Liabilities on Balance Sheet (7)	166,043	0	136,463	26,441	3,139

Total	37,144,757	3,560,788	7,584,885	25,995,945	3,139

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders
(4)	US$15 million payable to the lenders on Maturity Date pursuant to the Credit Agreement
(5)	Interest and other debt issuance costs payable to the lenders pursuant to the Credit Agreement
(6)	Represents patent fees payable to LifeScan
(7)	Represents long service leave owing to the employees.

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

Although the Company has a hedging program, as at September 30, 2015 and December 31, 2014, there were no open derivatives to be disclosed.

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

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements text	Filed herewith

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.
(Registrant)

	By:	/s/ Paul Wright
Date: October 29, 2015		Paul Wright
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: October 29, 2015		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated October 29, 2015

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith