Form 10-K
period 2015-12-31
UNIVERSAL BIOSENSORS INC
filed 2016-03-15
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was A$42,844,137 (equivalent to US$32,904,297) as of June 30, 2015.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 9, 2016:

Title of Class	Number of Shares
Common Stock, US$.0001 par value	176,127,584

Documents incorporated by reference:

Certain information contained in the registrant’s definitive Proxy Statement for the 2016 annual meetings of stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Information contained on pages F-2 through F-44 of our Annual Report to Stockholders for the fiscal year ended December 31, 2015 is incorporated by reference in our response to Items 7, 7A, 8 and 9A of Part II.

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

Our principal place of business is 1 Corporate Avenue, Rowville, Victoria 3178, Australia. Our principal telephone number in Australia is +61 3 9213 9000. Our agent for service in the United States is Corporation Service Company of 2711 Centerville Road, Suite 400, Wilmington, DE 19808, United States. We also maintain a website at www.universalbiosensors.com. The information contained in, or that can be accessed through, our website is not part of this Form 10-K.

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

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – We are working with Siemens Healthcare Diagnostics Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation testing market, pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia StrideTM Coagulation Analyzer, received CE mark approval on December 9, 2014 and is now being released by Siemens in Europe. The CE marking is mandatory for any company prior to selling its product within the 31 countries operating in the European Economic Area. The CE marking indicates a product is fully compliant with all relevant EU legislation and can move freely within the European Economic Area. In July 2015, Siemens made a premarket 510(k) submission to the US Food and Drug Administration (“FDA”) for regulatory clearance to sell the Xprecia StrideTM Coagulation Analyzer in the US. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens. We are also developing our own Prothrombin Time International Normalized Ratio (“PT-INR”) test for use in decentralized settings including the patient self-test market and are currently negotiating arrangements with distributors in initial target markets with respect to that test.

•	Blood glucose – We provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – We are working on demonstrating the broader application of our technology platform, including its application to diagnostic tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Our Strategy

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Key aspects of our strategy include:

•	manufacturing products (test strips and analyzers) for our customers and partners as required;

•	extending our electrochemical cell technology and demonstrating the broader application of our technology platform for markets with significant commercial potential. In particular, we are developing our own PT-INR test for use in decentralized settings including the patient self-test market;

•	seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields. We are currently negotiating distribution arrangements with respect to initial target markets for our own PT-INR test;

•	undertaking research and development work for our customers and partners;

•	providing post market support services to our customers and partners.

Plan of Operations for the Remainder of the Fiscal Year Ending December 2016

Our plan of operations over the remainder of the fiscal year ending December 2016 is to:

•	manufacture products to satisfy our customers and partners requirements;

•	continue to undertake research and development work for our customers and partners;

•	provide the necessary post-market support for our customers and partners;

•	demonstrate the broader application of our technology platform for markets with significant commercial potential, focusing initially on enzymatic, immunoassay and molecular diagnostic point-of-care tests;

•	seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

Financial information about segments

We operate in one segment. Our principal activities are the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Although our products are intended for sale worldwide, we operate predominantly in one geographical area, that being Australia. For details of our revenues, profit and loss and total assets for financial years ending December 31, 2015, 2014, 2013, 2012 and 2011 refer to “Item 6. Selected Financial Data”.

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

Point-of-care tests in development and partnering strategy

We are also working to demonstrate the broader application of our technology platform for markets with significant commercial potential across enzymatic, immunoassay and molecular diagnostic point-of-care tests. Our strategy is to apply the electrochemical cell technology to different fields and biomarkers and then to either enter into collaborative arrangements or strategic alliances with third parties to develop and commercialize products for those fields or, as is the case of our PT-INR test in development for the patient self-testing market, to complete the development of the products and commercialize them using distributors. To date, we have developed a blood glucose test with LifeScan and a coagulation PT-INR test with Siemens, both of which are now sold by LifeScan and Siemens, respectively. We will continue to work with Siemens to develop other test strip and reader products for the point-of-care coagulation market.

Principal Products and Services

UBS is the manufacturer of PT-INR coagulation test strips for Siemens’ Xprecia StrideTM Coagulation Analyzer. We will continue to work with Siemens to develop a range of other products for the point-of-care coagulation testing market which UBS expects to manufacture once approved for sale. UBS also conducts research and development to demonstrate the broader application of our technology platform, including tests based on enzymatic, immunoassay and molecular diagnostic methods.

UBS provides LifeScan with research and development services from time to time. Between 2009 and 2013, UBS acted as a non-exclusive manufacturer of blood glucose test strips for LifeScan’s OneTouch® Verio® blood glucose testing product. While UBS no longer manufactures the OneTouch® Verio® blood glucose test strips for LifeScan, under the Master Services and Supply Agreement, UBS continues to be paid the quarterly service fee based on the number of OneTouch® Verio® strips sold, irrespective of the manufacturer of the strips in consideration of services provided. LifeScan has the option to give notice to convert the quarterly service fees in the manner described below, which it may only do so once it has paid cumulative quarterly service fees of US$45 million. As of December 31, 2015, LifeScan had paid cumulative quarterly service fees of US$21.3 million. In the event notice is given, LifeScan is required to the pay the quarterly service fees for the remainder of that year. In addition, LifeScan must pay a one-time lump sum fee. This one-time lump sum service fee is calculated by multiplying the sum of all quarterly service fees for the relevant year in which notice is given by a multiplier (on a sliding scale from 2.4x if notice is given in 2016 to 2x if notice is given in 2018 and beyond).

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

Patent	Expiration Year
Apparatus and Method for Electrochemical Protease Sensor (this patent family relates to a sensor to detect cleavage of an electrochemical substrate for use in measuring blood or plasma coagulation in assays such as prothrombin time and thrombin potential)	2028

Electrochemical On-Board Control Detection (this patent family relates to an on-board control system of a sensor, wherein the control system can test/verify the viability of the sensor)	2030

Electrochemical Cell (this patent family relates to a method and an electrochemical biosensor for determining the concentration of an analyte in a carrier)	2022

Electrochemical Method (this patent family provides an improved method and biosensor for determination of the concentration of an analyte in a carrier which provides improved accuracy, reliability and speed over prior techniques)	2024

Electrochemical Cell (this patent family relates to an electrochemical cell for determining the concentration of an analyte in a carrier)	2016

Electrochemical Method for Measuring Chemical Reaction Rates (this patent family relates to the measurement of the progress of a chemical reaction that generates an electroactive reaction product that is subsequently detected at an electrode amperometrically or coulometrically)	2023

Electrochemical Cell Connector (this patent family relates to a connector to provide electrical connection between an electrochemical cell of a strip type sensor and meter circuitry)	2026

Method and Apparatus for Rapid Electrochemical Analysis (this patent application relates to an improved method and apparatus for electrochemical analysis)	2026

Methods and Apparatus for Analyzing a Sample in the Presence of Interferents (this patent application relates to methods and apparatus for determining analyte concentrations in a rapid and accurate manner)	2026

System and Method for measuring an Analyte in a Sample (this patent relates to a method for measuring a temperature corrected glucose concentration over a temperature range)	2029

Systems and Methods for Discriminating Control Solution from a Physiological Sample (this patent application relates to systems and methods for discriminating between a control solution and blood sample)	2028

Systems and Methods of Discriminating Control Solution from a Physiological Sample (this patent application relates to systems and methods for discriminating between a control solution and a blood sample based on a summation of current values and comparing reference values to threshold values)	2027

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

Dependence on single customer

While we have commenced manufacturing the test strips for Siemens’ Xprecia StrideTM Coagulation Analyzer, as shown in the table below, we continue to receive a significant portion of our revenue from LifeScan. All revenue from products to December 31, 2013 was paid in connection with the manufacture of strips for LifeScan and the majority of our revenue from services is also derived from LifeScan. All revenue from products in 2014 and 2015 was recognized in connection with the manufacture of the test strips for Siemens’ Xprecia StrideTM Coagulation Analyzer.

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$

Revenue from products	1,323,564	215,486	10,170,804
Revenue from services	15,451,414	9,314,198	4,918,868
Research and development tax incentive income	9,224,349	9,935,083	6,279,954
Interest income	242,574	260,904	499,970

Total income	26,241,901	19,725,671	21,869,596

% of total income derived from - LifeScan	49%	34%	62%
- Siemens	15%	14%	7%
- Other	36%	52%	31%

While we will no longer manufacture OneTouch® Verio® blood glucose test strips for LifeScan, we are paid a quarterly service fee based on the number of such strips sold by LifeScan. Our dependence on the quarterly service fees from LifeScan for a significant proportion of our revenue is likely to continue until we start to receive meaningful revenues from Siemens relating to the Xprecia StrideTM Coagulation Analyzer and other partnering and collaborative arrangements or strategic alliances with third parties and from the sale of our own products.

We did not have any significant backlog orders as of December 31, 2015 and 2014.

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

The global diabetes market place is intensely competitive and dominated by multinationals such as LifeScan, Roche, Abbott and Bayer. Changes to reimbursement of blood glucose monitoring supplies in the US market have further intensified pricing competition and margin pressures over the past 24 months. In addition, during 2013, the International Standards Organization released new guidelines that increase the accuracy and performance requirements for blood glucose monitoring systems. Although OneTouch® Verio® has been well received in the jurisdictions in which it has been launched, LifeScan controls the commercialization of the OneTouch® Verio® product and we do not know whether customers will continue to prefer it over competitive offerings, nor the rate at which it might continue to be adopted.

Siemens is responsible for all sales and marketing decisions with respect to the products we develop for them and for any decision to introduce the products to new territories and the timing of those decisions. In December 2014, Siemens received the CE mark approval for sale of the Xprecia StrideTM Coagulation Analyzer in Europe and initiated the European limited release of its first point-of-care coagulation testing device. In July 2015, Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia StrideTM Coagulation Analyzer in the US.

The worldwide point-of-care coagulation testing market was estimated at around US$1.0 billion in 2014 and is forecast to grow by around 10% per annum to US$1.4 billion by 2018. The coagulation testing market is dominated by PT-INR testing, which represents around 70% of this market. Roche and Alere are currently the two largest players in the point-of-care professional PT-INR testing market. These companies have well established brand recognition, sales and marketing forces, and have significant resources available to support their product.

Core to our business strategy is the extension of our intellectual property platform to enable other tests currently done in the central laboratory to be migrated to the point-of-care settings. Our belief is that much testing done in the central lab can more efficiently and profitably be performed at the point-of-care. With the exception of blood glucose testing, most point-of-care testing is currently conducted in professional settings. The healthcare professional has a choice and can request tests from a central laboratory, or services provider, or choose to have the test performed at the point-of-care. Thus we face competition not just from other companies active in the point-of-care space, but also the providers of testing who operate in centralized settings.

Our research and development expenditure during the last three fiscal years were as follows:

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Research and development expenses	19,763,842	17,136,051	15,483,902
Research and development tax incentive income	(9,224,349)	(9,935,083)	(6,279,954)

	10,539,493	7,200,968	9,203,948

We undertake our own research and development and on behalf of our customers and partners. Research and development activities undertaken on behalf of our customers and partners were A$9,014,377, A$9,971,035 and A$10,401,575 for the fiscal years ended 2015, 2014 and 2013, respectively.

Employees

At March 9, 2016, we had 83 full time employees in our Melbourne facility, spanning production, engineering, quality and regulatory, research and development and administration.

Financial information about geographic areas

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work. We operate predominantly in one geographical area, being Australia. Our total revenue as disclosed below is attributed to countries based on location of customer. Location has been determined generally based on contractual arrangements.

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$

Home country - Australia	9,466,923	10,323,745	6,779,924

Foreign countries
- Scotland	0	0	10,170,804
- U.S.A.	2,594,570	2,482,288	1,456,833
- Germany	1,323,564	215,486	0
- Switzerland	12,856,844	6,704,152	3,462,035

Total - foreign countries	16,774,978	9,401,926	15,089,672

Total income	26,241,901	19,725,671	21,869,596

Our material long-lived assets are all based in Australia.

Available Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”), copies of which are available on ASX. Stockholders may read and copy any reports, statements or other information that we file at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. Our public filings (including our Annual Report on Form 10-K and proxy statement) are also available from commercial document retrieval services and at the website maintained by us at http://universalbiosensors.com and the SEC at http://www.sec.gov.

We provide without charge to each person solicited by the Proxy Statement a copy of our Annual Report on Form 10-K, including our financial statements but excluding the exhibits to Form 10-K other than Exhibit 13. The Annual Report includes a list of the exhibits that were filed with the Form 10-K, and we will furnish a copy of any such exhibit to any person who requests it upon the payment of our reasonable expenses in providing the requested exhibit. For further information, please contact our Company Secretary, Cameron Billingsley at +61 2 8115 9801 or write us at 1 Corporate Avenue, Rowville VIC 3178 Australia. You may also send an email to us at companysecretary@universalbiosensors.com.

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

Likewise, we cannot be sure that any other products we are involved in developing with our customers and partners, such as the other test strip and reader products for the point-of-care coagulation markets that we are developing with Siemens or our own PT-INR test, will be successful in the marketplace or will secure and maintain adequate market share.

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

UBI continues to receive revenue from coagulation test strip manufacturing on behalf of Siemens. Even though we expect this figure to grow significantly over time, the majority of our products and services revenue is currently derived from LifeScan. With effect from December 31, 2013, we no longer manufacture OneTouch® Verio® blood glucose test strips for LifeScan, however, we are paid a quarterly service fee based on the number of strips sold. To date, our business has been dependent on the sales of the blood glucose test strips for the OneTouch® Verio® product to partially fund our operations. Any changes in the level of test strip sales will directly affect the amount of the quarterly service fee paid by LifeScan and, as a result, our business.

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement or with the agreement of Universal Biosensors. LifeScan has the option to give notice to convert the quarterly service fees in the manner described below, which it may only do once it has paid cumulative quarterly service fees of US$45 million. As of December 31, 2015, LifeScan has paid cumulative quarterly service fees of US$21.3 million. In the event notice is given, LifeScan is required to the pay the quarterly service fees for the remainder of that year. In addition, LifeScan must pay a one-time lump sum fee. This one-time lump sum service fee is calculated by multiplying the sum of all quarterly service fees for the relevant year in which notice is given by a multiplier (on a sliding scale from 2.4x if notice is given in 2016 to 2x if notice is given in 2018 and beyond). LifeScan may also terminate the obligation to pay quarterly service fees if certain other factors detailed in the Master Services and Supply Agreement arise, including LifeScan ceasing to sell the product, termination for breach, insolvency and bankruptcy, change of control and regulatory termination.

Even though we are the manufacturer of the coagulation test strips we developed with Siemens, the market for the Xprecia StrideTM Coagulation Analyzer is currently unknown because the product was released in Europe in December 2014 and Siemens made an application for FDA approval in July 2015. While there is no minimum commitment, if Siemens does not submit purchase orders for a certain amount of product, our manufacturing capacity may not be fully utilized. If this occurs, we will be faced with surplus capacity in our manufacturing operations and our revenues will decline. Further, Siemens may obtain the right to manufacture product or have a third party manufacture product on its behalf if certain events occur (for example, insolvency, failure to supply). The Supply Agreement with Siemens may also be terminated as a result of either party defaulting on its material obligations. If any of these circumstances arise, we would cease to have the potential to receive manufacturing revenues from the sale of product purchased by Siemens.

An important part of our strategy is to seek to enter into other collaborative arrangements or strategic alliances with respect to the development and commercialization of specific tests or in specific fields. Our dependence on LifeScan for a significant proportion of our revenue is likely to continue until we start to receive meaningful revenues from other collaborative arrangements or strategic alliances with third parties, such as our arrangement with Siemens, and/or until we receive meaningful revenues from our own products which we intend to commercialize through distributors, such as our PT-INR product that is in the later stages of development.

Our current and future customers and partners may choose to utilize less of our research and development services. If the development and research work we undertake was materially reduced or ceased, we would lose an ongoing source of income which would have a material adverse effect on our business and financial position.

Inability to maintain compliance with the debt covenants.

On December 19, 2013 UBI and UBS entered into a credit agreement with Athyrium Opportunities Fund (A) LP, as administrative agent (the “Administrative Agent”) and as a lender, and Athyrium Opportunities Fund (B) LP as a lender (Athyrium A and Athyrium B together with any other lenders party thereto from time to time, the “Lenders”), which was amended on January 30, 2015, for a secured term loan of up to US$25,000,000 (the “Credit Agreement”). A first tranche loan of US$15,000,000 was drawn on December 2013 and a further two tranches each of US$5,000,000 were able to be drawn within 30 days of any fiscal quarter ending on or before July 31, 2015 in which UBS satisfied certain conditions. Even though these commercial conditions were satisfied, UBI elected not to draw down the additional US$10,000,000. Unless the facility is otherwise terminated earlier pursuant to the terms of the Credit Agreement, UBS is required to repay the outstanding principal amount of the loans drawn down, together with all accrued and unpaid interest thereon and all other obligations on December 19, 2018 (the “Maturity Date”). The Credit Agreement is secured by substantially all of the assets of UBS and UBI, including the stock in UBS held by UBI. The obligations of UBS under the Credit Agreement are guaranteed by UBI.

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

Our principal sources of liquidity are cash flows from operations, cash and cash equivalents and our existing debt facility. Our operating activities generally provide a proportion of cash to fund our working capital requirements and, together with borrowings under our debt facility, are expected to be sufficient to fund our operating needs and capital requirements for at least the next twelve months, based on current assumptions regarding the amount and timing of such expenditures and anticipated cash flows. Although we currently expect to remain in compliance with the Credit Agreement, based on our current expectations, any significant deviation in actual results from our expected results of operations, any significant deviation in the amounts or timing of material expenditures from current estimates, the termination of any of our key commercial contracts with LifeScan or Siemens, or other significant unanticipated expenses could result in a default under our Credit Agreement, have a material adverse effect on our financial condition and/or may result in the need for additional debt or equity financing.

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

Our business strategy involves demonstrating the broader application of our technology platform for a number of different products/technologies and then entering into collaborative arrangements, licensing agreements, strategic alliances or distribution arrangements for these products/technologies. We have not established any internal product sales and marketing capacity and to achieve commercial success we must enter into and maintain successful arrangements with others to sell, market and distribute products that we are involved in developing. We may not be able to enter into such collaborative arrangements, strategic alliances or distributions arrangements in a timely fashion and on acceptable terms, if at all. Our inability to enter such arrangements would be detrimental to our strategy, business and financial position. Our ability to enter into collaborative, strategic or distribution arrangements will suffer if the technologies developed by us are not perceived as being comparable or superior to established laboratory methods or other products.

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

Our margins may be reduced and costs increased which would have a material adverse effect on our business and financial position. The primary factors that pose this risk include selling prices, increased manufacturing costs or currency fluctuations.

Increases in our costs to manufacturing products or conducting development work may decrease our margins or cause us to suffer a loss on the manufactured products. Additionally, we may suffer decreased margins due to the global reach of our business exposing us to market risk from changes in foreign currency exchange rates. The majority of our cash reserves are in US dollars and expenses are in Australian dollars, and we are exposed to foreign exchange exposure particularly when we have to convert our US dollar cash reserves into Australian dollars to fund our operations. Additionally, we use, from time to time, financial instruments, primarily foreign currency forward contracts to hedge certain forecasted foreign currency commitments arising from trade accounts receivables, trade accounts payable and fixed purchase obligations. These hedging activities are largely dependent upon the accuracy of our forecasts and as such, our foreign currency forward contracts may not cover our full exposure to exchange rate fluctuations. Although we believe our foreign exchange policies are reasonable and prudent under the circumstances, we may experience losses from un-hedged currency fluctuations, which could be significant. If our costs increase or our margins decrease, it would have an adverse effect on our business and financial position.

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

Our business success relies on the growth of both the existing and emerging point-of-care testing market. We cannot be sure that this market will grow as we anticipate. Such growth will require continued support and demand from payers, patients and healthcare professionals and the endorsement by professional bodies that influence the practice of medicine. Research and clinical data may not sufficiently support point-of-care testing, nor may the health economic benefits sufficiently support point-of-care testing as an alternative to current practice. Even if the data is compelling, significant resources may be required to educate users and change in practice may be slower and more costly than we anticipate. If point-of-care testing fails to be adopted at the rate we expect, the sector may remain unattractive to the size of partner we seek to attract and as a consequence, we may need to change our business model. This may require us to incur more cost and/or our anticipated growth will be adversely affected and our results will suffer.

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

Our operations are not currently, and may never be profitable. To date, we have funded our operations and capital expenditures from revenue from the sale of products and provision of services and with proceeds from the sale of our securities, government grants and rebates including the research and development tax incentive income and interest on investments. On December 19, 2013 we entered into the Credit Agreement which has provided debt financing for our business. We may, however, require additional capital to fund our business operations, which may not be available on acceptable commercial terms, or at all.

We may not be able to raise capital or secure credit if and when required.

We may not be able to raise capital or secure further credit if and when required. If we are unable to raise capital or secure further credit when required, we may have to delay, reduce the scope of or eliminate some or all of our development programs or commercialization efforts or liquidate some or all of our assets.

We rely on government grants and rebates.

Our principal sources of liquidity are cash flows from operations (revenue from services and product sales) and our existing debt facility. We have also financed our business operations through government grants and rebates, including the tax incentive income. The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and if eligible, provides the recipient with a tax offset for research and development activities. For the year ended December 31, 2015 we recorded research and development tax incentive income of $9,224,349. There have been recent proposals to change the structure of the innovation and research and development funding landscape in Australia which may or may not impact the research and development tax incentive income receivable for the 2015 financial year. There can be no assurance that Universal Biosensors will continue to qualify and be eligible for such incentives or that the Australian Government will continue to provide incentives, offsets, grants and rebates on similar terms or at all.

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

Our shares of common stock in the form of CDIs were quoted on the ASX and began trading on December 13, 2006. The price of our shares is highly volatile and could decline significantly. The market price of our shares historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including collaboration and supply agreements and licensing agreements;

•	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan if additional financing becomes necessary;

•	future sales of our common stock or debt or convertible debt securities or other capital-raising activities, and the terms of those issuances of securities;

•	future revenue streams from product sales, if any, by our collaborative partners, and the extent of demand for, and sales of, our products;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or otherwise;

•	our results of operations and financial condition, including our cash reserves, cash burn and cost level;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize products;

•	the loss of key employees;

•	the introduction of technological innovations or other products by our competitors;

•	sales of a substantial number of CDIs by our large stockholders;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	issuance of shares by us, and sales in the public market of the shares issued, upon exercise of our outstanding warrants; and

•	period-to-period fluctuations in our financial results.

For example, from the initial quotation of our shares in the form of CDIs on the Australian Securities Exchange on December 13, 2006 until March 9, 2016, the closing price per share of our shares ranged from a low of A$0.14 during May 2014 to a high of A$2.02 during the first quarter of the 2010 fiscal year and was A$0.36 on March 9, 2016. We may experience a material decline in the market price of our CDIs, regardless of our operating performance and therefore, a holder of our shares may not be able to sell those shares at or above the price paid by such holder for such shares. Sales by our larger shareholders may create volatility or impact how the value of our shares is perceived.

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

Single stockholders with significant holdings or relatively small groups of stockholders have the power to influence matters requiring the approval of stockholders. Viburnum Funds Pty Ltd, together with its associated funds and entities holds approximately 10.78% of our shares. For details of our substantial stockholders and the interests of our directors, refer to “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

Even if we were to declare or pay any cash dividends, we do not have any franking credits that will allow us to pass on tax paid at the company level to shareholders which can be used to reduce income tax paid on dividends by our shareholders.

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

Provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management, and frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult to remove our current directors. Such provisions include:

•	the division of our Board into classes whose terms expire at staggered intervals over a three year period and advance notice requirements for nominations to our Board and proposing matters that can be acted upon at shareholder meetings;

•	the requirement that actions by our stockholders by written consent be unanimous; and

•	the ability of our Board to issue preferred stock.

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

The following tables sets forth, for the periods indicated, the highest and lowest market prices in Australian dollars for our CDIs reported on the ASX:

		High A$	Low A$
Fiscal Year 2015	First Quarter	0.37	0.17
	Second Quarter	0.37	0.22
	Third Quarter	0.43	0.30
	Fourth Quarter	0.49	0.35

Fiscal Year 2014	First Quarter	0.53	0.32
	Second Quarter	0.41	0.14
	Third Quarter	0.20	0.15
	Fourth Quarter	0.19	0.14

Security details

As of March 9, 2016, there were 176,127,584 shares of our common stock issued and outstanding and 9,709,661 employee options that are exercisable for an equivalent number of shares of common stock (8,662,448 of which were exercisable or exercisable within 60 days thereafter). All of our issued and outstanding shares of common stock are fully paid.

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

Holders

Currently, CDN holds the majority of our shares on behalf of and for the benefit of the holders of CDIs. The balance of the shares are held by certain of our employees generally as part of our restricted employee share scheme. Set out below is the aggregate number of our registered holders of CDIs and shares at the specific date below:

Date	Total Number of Registered Holders	Number of Holders that are United States Residents
At March 9, 2016	1,834	13

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

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price		Proceeds Received (A$)
2013
May, 2013	40,000	US$	0.22	9,020
June, 2013	708,640	US$	0.22	167,051
September, 2013	75,993	US$	0.22	18,690
December, 2013	672,392	US$	0.22	165,837

	1,497,025			360,598

2014
March, 2014	8,333	A$	0.00	0

2015
December, 2015	72,496	US$	0.26	26,127

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

The table below sets forth the restricted shares issued by the Company within the past three financial years:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
May, 2013	917	1,000
December, 2013	142,800	69,972
June, 2014	2,040	1,000
January, 2015	282,555	64,988
July, 2015	4,347	1,000
December, 2015	142,208	63,994

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2014	234,487	0.72
Granted	429,110	0.30
Release of restricted shares	(120,781)	0.94

Balance at December 31, 2015	542,816	0.35

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities in 2015.

Total Return Stock Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock from December 31, 2010 through December 31, 2015 with the cumulative total return of a major market index and a published industry index. The graph below assumes an investment of A$100.00 on December 31, 2010 in our common stock, and compares its performance with the Standard and Poor’s/Australian Securities Exchange 200 Index and the Standard and Poor’s/Australian Securities Exchange Health Care 200 Index. We paid no dividends on our common stock during the period covered by the graph. The Indices included in the graph reflect a cumulative total return based upon the reinvestment of dividends of the stocks included in those indices. Measurement points are December 31, 2010 and the last trading day of each subsequent year end through December 31, 2015.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto contained in Item 8. “Financial Statements and Supplementary Data” of this report.

The following table represents our selected financial data for the dates and periods indicated.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	A$	A$	A$	A$	A$
Revenue
Revenue from products	1,323,564	215,486	10,170,804	19,368,745	12,063,582
Revenue from services	15,451,414	9,314,198	4,918,868	10,277,698	2,632,870

Total revenue	16,774,978	9,529,684	15,089,672	29,646,443	14,696,452
Operating costs & expenses
Cost of goods sold	1,136,143	313,374	10,455,567	17,987,049	12,310,302
Cost of services	244,073	242,453	1,187,244	669,042	708,149

Total cost of goods sold & services	1,380,216	555,827	11,642,811	18,656,091	13,018,451

Contribution from products & services	15,394,762	8,973,857	3,446,861	10,990,352	1,678,001
Other operating costs & expenses
Research and development	19,763,842	17,136,051	15,483,902	13,482,459	9,812,396
General and administrative	6,027,768	5,623,748	6,200,786	6,790,524	7,271,488

Total operating costs & expenses	25,791,610	22,759,799	21,684,688	20,272,983	17,083,884

Loss from operations	(10,396,848)	(13,785,942)	(18,237,827)	(9,282,631)	(15,405,883)
Other income/(expense)
Interest income	242,574	260,904	499,970	437,171	683,323
Interest expense	(15,106)	(15,905)	(22,640)	(29,263)	0
Financing costs	(3,308,068)	(2,646,092)	(797,126)	0	0
Patent fees	1,404,184	(2,133,626)	0	0	0
Marketing support payment	(2,804,000)
Other	8,300,848	9,004,534	6,923,816	(256,499)	30,443

Total other income/(expense)	3,820,432	4,469,815	6,604,020	151,409	713,766
Net loss before tax	(6,576,416)	(9,316,127)	(11,633,807)	(9,131,222)	(14,692,117)
Income tax benefit/(expense)	0	0	0	0	0

Net loss	(6,576,416)	(9,316,127)	(11,633,807)	(9,131,222)	(14,692,117)

Earnings per share
Basic and diluted net loss per share	(0.04)	(0.05)	(0.07)	(0.06)	(0.09)
Average weighted number of shares - basic & diluted	175,881,165	175,608,634	174,428,259	160,417,411	159,017,777

Other comprehensive loss, net of tax:
Unrealized (loss)/gain on derivative instruments	0	0	0	0	83,339
Reclassification for losses/(gains) realized in net income	0	0	0	(83,339)	0

Other comprehensive (loss)/gain	0	0	0	(83,339)	83,339

Comprehensive (loss)/gain	(6,576,416)	(9,316,127)	(11,633,807)	(9,214,561)	(14,608,778)

	Years Ended December 31,
	2015	2014	2013	2012	2011
	A$	A$	A$	A$	A$
Balance Sheet Data:
Cash and cash equivalents	14,350,307	16,329,829	23,742,422	23,649,417	15,089,209
Total assets	44,951,745	47,532,638	54,619,699	49,066,850	45,216,467
Short term borrowings	324,459	498,890	0	0	0
Other liability	3,453,710	2,133,626	0	0	0
Long term secured loan	19,868,560	17,499,194	15,857,966	0	0
Total stockholders’ equity	13,255,705	19,740,945	29,683,940	39,372,139	35,022,606

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our 2015 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages F2 to F16.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to our 2015 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Risk Management” on pages F15 to F16.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We refer you to the “Consolidated Balance Sheets”, “Consolidated Statements of Comprehensive Income”, “Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income”, “Consolidated Statements of Cash Flows”, and “Notes to Consolidated Financial Statements”, on pages F18 through F44, and “Report of Independent Registered Public Accounting Firm” on page F17 of our Annual Report to Stockholders for the fiscal year ended December 31, 2015, included herein.

Supplementary Financial Information

The following is a summary of the unaudited quarterly results of operations:

	Year ended December 31, 2015
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	A$	A$	A$	A$
Revenue
Revenue from products	72,117	344,289	552,617	354,541
Revenue from services	3,037,820	4,006,580	5,445,093	2,961,921

Total revenue	3,109,937	4,350,869	5,997,710	3,316,462
Operating costs & expenses
Cost of goods sold	67,140	273,026	458,644	337,333
Cost of services	10,960	179,993	48,751	4,369

Total cost of goods sold & services	78,100	453,019	507,395	341,702

Contribution from products & services	3,031,837	3,897,850	5,490,315	2,974,760
Other operating costs & expenses
Research and development	4,941,983	4,952,733	4,987,015	4,882,111
General and administrative	1,624,131	1,502,167	1,529,799	1,371,671

Total operating costs & expenses	6,566,114	6,454,900	6,516,814	6,253,782

Profit/(loss) from operations	(3,534,277)	(2,557,050)	(1,026,499)	(3,279,022)
Other income/(expense)
Interest income	56,741	43,233	104,885	37,715
Interest expense	(2,834)	(7,084)	(4,250)	(938)
Financing costs	(1,027,568)	(752,544)	(778,102)	(749,854)
Patent fees	0	0	0	1,404,184
Marketing support payment	0	0	0	(2,804,000)
Other	1,640,196	2,013,594	1,541,108	3,105,950

Total other income/(expense)	666,535	1,297,199	863,641	993,057

Net loss before tax	(2,867,742)	(1,259,851)	(162,858)	(2,285,965)
Income tax benefit/(expense)	0	0	0	0

Net loss	(2,867,742)	(1,259,851)	(162,858)	(2,285,965)

Earnings per share
Basic and diluted net loss per share	(0.02)	(0.01)	0.00	(0.01)

Other comprehensive loss, net of tax:
Unrealised gain/(loss) on derivative instruments	0	0	0	0
Reclassification for gain/(loss) realized in net income	0	0	0	0

Other comprehensive (loss)/gain	0	0	0	0

Comprehensive loss	(2,867,742)	(1,259,851)	(162,858)	(2,285,965)

	Year ended December 31, 2014
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	A$	A$	A$	A$
Revenue
Revenue from products	0	0	137,294	78,192
Revenue from services	1,351,951	1,513,981	1,949,297	4,498,969

Total revenue	1,351,951	1,513,981	2,086,591	4,577,161
Operating costs & expenses
Cost of goods sold	0	0	218,298	95,076
Cost of services	16,145	6,777	127,084	92,447

Total cost of goods sold & services	16,145	6,777	345,382	187,523

Contribution from products & services	1,335,806	1,507,204	1,741,209	4,389,638
Other operating costs & expenses
Research and development	4,915,187	4,270,368	4,715,444	3,235,052
General and administrative	1,383,406	1,683,105	1,522,175	1,035,062

Total operating costs & expenses	6,298,593	5,953,473	6,237,619	4,270,114

Profit/(loss) from operations	(4,962,787)	(4,446,269)	(4,496,410)	119,524
Other income/(expense)
Interest income	54,348	29,501	103,398	73,657
Interest expense	(6,362)	(4,771)	(4,772)	0
Financing costs	(657,271)	(633,629)	(654,095)	(701,097)
Patent fees	0	0	0	(2,133,626)
Other	1,974,354	1,700,239	3,157,820	2,172,121

Total other income/(expense)	1,365,069	1,091,340	2,602,351	(588,945)
Net loss before tax	(3,597,718)	(3,354,929)	(1,894,059)	(469,421)
Income tax benefit/(expense)	0	0	0	0

Net loss	(3,597,718)	(3,354,929)	(1,894,059)	(469,421)

Earnings per share
Basic and diluted net loss per share	(0.02)	(0.02)	(0.01)	(0.00)
Other comprehensive loss, net of tax:
Reclassification for gain/(loss) realized in net income	0	0	0	0

Other comprehensive (loss)/gain	0	0	0	0

Comprehensive loss	(3,597,718)	(3,354,929)	(1,894,059)	(469,421)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. At the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Andrew Denver, Interim Chief Executive Officer, and Salesh Balak, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Denver and Balak concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on this evaluation, our management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

/s/ Andrew Denver	/s/ Salesh Balak
Andrew Denver	Salesh Balak

Principal Executive Officer	Principal Financial Officer

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We refer you to “Report of Independent Registered Public Accounting Firm” on page F17 of our Annual Report to Stockholders for the fiscal year ended December 31, 2015, which are included herein, for the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding our directors and executive officers is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders in 2016 (the “2016 Proxy Statement”) under the caption “Management of the Company.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act” is incorporated by reference to the 2016 Proxy Statement under the caption “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted our Code of Ethics for Senior Financial Officers, a code of ethics that applies to our Principal Executive Officer and Principal Financial Officer. This code of ethics may be accessed and reviewed through our website at www.universalbiosensors.com. We intend to satisfy any disclosure requirement under item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for our Principal Executive Officer and Principal Financial Officer, by posting such information on our website at www.universalbiosensors.com

The information regarding the procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to the 2016 Proxy Statement under the caption “Management of the Company – Board Committees – Remuneration and Nomination Committee.” There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The information required by this item regarding our Audit and Compliance Committee is incorporated by reference to the 2016 Proxy Statement under the caption “Management of the Company – Board Committees – Audit and Compliance Committee.”

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2016 Proxy Statement under the captions “Management of the Company – Compensation of Directors”, “Executive Compensation” and “Management of the Company – Board Committees – Compensation Committee Interlocks and Insider Participation.”

Discussions on the frequency of the shareholder advisory votes on executive compensation are incorporated by reference to the 2016 Proxy Statement under the caption “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The information regarding “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to our 2016 Proxy Statement under the caption “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the 2016 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and “Management of the Company.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2016 Proxy Statement under the caption “Independent Public Accountants – Audit Fees.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)(1)	Financial Statements

The following financial statements are incorporated by reference from pages F-17 through F-44 of our Annual Report to Stockholders for the fiscal year ended December 31, 2015, as provided in Item 8 hereof:

(a)(2)	Financial Statement Schedules – Schedule II—Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

(a)(3) and (b) Exhibits – Refer below.

Exhibit Number	Description	Location

3.1	Amended and restated articles of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.

3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.

10.1	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.

10.2	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.

10.3	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.

10.4	Lease of premises 1 Corporate Avenue, Rowville, Victoria, Australia by and between Universal Biosensors Pty Ltd and Heyram Properties Pty Ltd.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.5.

10.5	Employee Option Plan.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7.

10.6	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.

10.7	Employment agreement between Universal Biosensors Pty Ltd and Mr. Garry Chambers effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.9.

10.8	Employment agreement between Universal Biosensors Pty Ltd and Dr Ronald Chatelier dated April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.10.

10.9	Employment agreement between Universal Biosensors Pty Ltd and Dr Alastair Hodges effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.11.

10.10	Employment agreement between Universal Biosensors Pty Ltd and Mr. Adrian Oates dated August 15, 2007.	Incorporated by reference to our Form 10-K filed on March 16, 2010 as Exhibit 10.12.

10.11	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement by and between Universal Biosensors Pty. Ltd., Universal Biosensors, Inc., and LifeScan, Inc. dated October 29, 2007 filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 as Exhibit 10.14 to our Annual Report on Form 10-K).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.12	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.4. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.13	Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated September 9, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.20. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.14	Statement of Work for MAP Feasibility Project between Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.21. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.15	Novation Agreement and First Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.22.

10.16	Second Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.23. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.17	Employment agreement between Universal Biosensors Pty Ltd and Mr. Paul Wright effective March 1, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on February 25, 2011 as Exhibit 10.1.

10.18	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.19	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.2. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.20	Supplemental Agreement – Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.21	Credit Agreement dated December 19, 2013 by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.1.

10.22	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.

10.23	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (A) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.3.

10.24	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (B) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.4.

10.25	Deed of Extension of Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd dated March 24, 2014	Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 25, 2014 as Exhibit 10.34.

10.26	Amendment dated January 30, 2015 to Credit Agreement by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time	Incorporated by reference to our Current Report on Form 8-K filed on February 2, 2015 as Exhibit 10.1.

13.0	Annual Report.	Filed herewith.

14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.0.

21.0	List of Subsidiaries.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 21.0.

24.0	Power of Attorney.	Included on signature page.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101	The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Biosensors, Inc.
(Registrant)

Date: March 15, 2016	By:	/s/ Andrew Denver
Andrew Denver
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrew Denver	Executive Chairman and Interim Chief Executive Officer	March 15, 2016
Andrew Denver	(Principal Executive Officer)

/s/ Salesh Balak	Chief Financial Officer	March 15, 2016
Salesh Balak	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Hoey	Director	March 15, 2016
David Hoey

/s/ Denis Hanley	Director	March 15, 2016
Denis Hanley

/s/ Judith Smith	Director	March 15, 2016
Judith Smith

/s/ Marshall Heinberg	Director	March 15, 2016
Marshall Heinberg

INDEX TO EXHIBITS

Exhibit Number	Description	Location

3.1	Amended and restated articles of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.

3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.

10.1	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.

10.2	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.

10.3	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.

10.4	Lease of premises 1 Corporate Avenue, Rowville, Victoria, Australia by and between Universal Biosensors Pty Ltd and Heyram Properties Pty Ltd.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.5.

10.5	Employee Option Plan.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7.

10.6	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.

10.7	Employment agreement between Universal Biosensors Pty Ltd and Mr. Garry Chambers effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.9.

10.8	Employment agreement between Universal Biosensors Pty Ltd and Dr Ronald Chatelier dated April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.10.

10.9	Employment agreement between Universal Biosensors Pty Ltd and Dr Alastair Hodges effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.11.

10.10	Employment agreement between Universal Biosensors Pty Ltd and Mr. Adrian Oates dated August 15, 2007.	Incorporated by reference to our Form 10-K filed on March 16, 2010 as Exhibit 10.12.

10.11	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement by and between Universal Biosensors Pty. Ltd., Universal Biosensors, Inc., and LifeScan, Inc. dated October 29, 2007 filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 as Exhibit 10.14 to our Annual Report on Form 10-K).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.12	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.4. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.13	Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated September 9, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.20. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.14	Statement of Work for MAP Feasibility Project between Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.21. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.15	Novation Agreement and First Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.22.

10.16	Second Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.23. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.17	Employment agreement between Universal Biosensors Pty Ltd and Mr. Paul Wright effective March 1, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on February 25, 2011 as Exhibit 10.1.

10.18	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.19	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.2. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.20	Supplemental Agreement – Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.21	Credit Agreement dated December 19, 2013 by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.1.

10.22	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.

10.23	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (A) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.3.

10.24	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (B) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.4.

10.25	Deed of Extension of Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd dated March 24, 2014	Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 25, 2014 as Exhibit 10.34.

10.26	Amendment dated January 30, 2015 to Credit Agreement by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time	Incorporated by reference to our Current Report on Form 8-K filed on February 2, 2015 as Exhibit 10.1.

13.0	Annual Report.	Filed herewith.

14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.0.

21.0	List of Subsidiaries.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 21.0.

24.0	Power of Attorney.	Included on signature page.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101	The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Universal Biosensors, Inc.

2015 Annual Report

Unless otherwise noted, references on this Annual Report to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and other forward-looking information, including the types of forward looking statements described in our Form 10-K. Our (and our customer’s, partners’ and industry’s) actual results, levels of activity, performance or achievements may differ materially from those discussed in the forward-looking statements below and elsewhere in our Form 10-K. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our Form 10-K, particularly in “Risk Factors.”

Our Business

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Key aspects of our strategy include:

•	manufacturing products (test strips and analyzers) for our customers and partners as required;

•	extending our electrochemical cell technology and demonstrating the broader application of our technology platform for markets with significant commercial potential. In particular, we are developing our own PT-INR test for use in decentralized settings including the patient self-test market;

•	seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields. We are currently negotiating distribution arrangements with respect to initial target markets for our own PT-INR test;

•	undertaking research and development work for our customers and partners;

•	providing post market support services to our customers and partners.

Our plan of operations over the remainder of the fiscal year ending December 2016 is to:

•	manufacture products to satisfy our customers and partners requirements;

•	continue to undertake research and development work for our customers and partners;

•	provide the necessary post-market support for our customers and partners;

•	demonstrate the broader application of our technology platform for markets with significant commercial potential, focusing initially on enzymatic, immunoassay and molecular diagnostic point-of-care tests;

•	seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

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

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS by LifeScan and other third party licensors. Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International, both affiliates of Johnson and Johnson.

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•

Coagulation testing market – we are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation testing market, pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and is now being released by Siemens in Europe. In July 2015, Siemens made a premarket 510(k) submission to the US Food and Drug Administration (“FDA”) for regulatory clearance to sell the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Xprecia Stride™ Coagulation Analyzer in the US. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens. We are also developing our own Prothrombin Time International Normalized Ratio (“PT-INR”) test for use in decentralized settings including the patient self-test market and are currently negotiating arrangements with distributors in initial markets with respect to that test.

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

Results of Operations

Analysis of Consolidated Revenue

Our total revenue during the 2015 financial year increased by 76% to A$16,774,978 compared to 2014.Our 2014 total revenues were 37% below 2013 levels.

The major driver of the decline in revenues from 2013 to 2014 was due to the decline and eventual exit from low margin blood glucose strip manufacturing at our Rowville facility. However, underlying these major factors has been a significant increase of quarterly service fees revenues over this three year period resulting from the increased sales of the OneTouch® Verio® blood glucose test strips by LifeScan.

Revenue from Products

Between 2009 and 2013, we acted as a non-exclusive manufacturer of blood glucose test strips for LifeScan’s OneTouch® Verio® blood glucose testing product. With effect from December 31, 2013, we ceased the manufacture of the OneTouch® Verio® blood glucose test strips for LifeScan. Manufacture of the OneTouch® Verio® strips has been transitioned to LifeScan’s existing facility in Inverness, Scotland. We commenced manufacture of the PT-INR test strips on behalf of Siemens during the third quarter of 2014.

The financial results of the test strips we manufactured during the respective periods are as follows:

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Revenue from products	1,323,564	215,486	10,170,804
Cost of goods sold	(1,136,143)	(313,374)	(10,455,567)

	187,421	(97,888)	(284,763)

Gross margin	14%	-45%	-3%

(i)	PT-INR test strips (2015 and 2014)

The revenues from the manufacture and sale of PT-INR strips to Siemens were initially low as Siemens were undertaking a limited marketing release of the product in Europe. The revenues have increased since the second quarter of 2015 following the full commercial launch by Siemens of the Xprecia StrideTM Coagulation Analyzer after successful completion of its limited European release. The production margin from the sale of our PT-INR strips is low, reflecting early stage production.

Revenue from Services

We provide various services to our customers and partners. The revenue is grouped into the following categories:

•	Product enhancement – a quarterly service fee based on the number of strips sold by LifeScan is payable to us as an ongoing reward for our services and efforts to enhance the product;

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

•	Contract research and development – we undertake contract research and development on behalf of our customers and partners;

•	Other services – ad-hoc services provided on an agreed basis according to our customers and partners requirements.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Revenue from services:
Quarterly service fee	12,828,861	6,448,033	3,405,881
Contract research and development	1,955,340	1,750,486	479,893
Other services	667,213	1,115,679	1,033,094

	15,451,414	9,314,198	4,918,868
Cost of services	(244,073)	(242,453)	(1,187,244)

Net margin	15,207,341	9,071,745	3,731,624

Quarterly service fee - The quarterly service fee paid by LifeScan increased by 99% during the 2015 financial year compared to the 2014 financial year and by 89% during the 2014 financial year when compared to the 2013 financial year, reflecting ongoing market penetration and growth. In March 2013, LifeScan initiated a voluntary recall and replacement for a majority of its OneTouch® Verio® blood glucose meters worldwide, which impacted sales in 2013. The issue giving rise to the meter recall has been addressed. The recall did not relate to the blood glucose testing strips manufactured by us.

2015 was the first year wherein the volume of OneTouch® Verio® blood glucose test strips sold exceeded 500 million strips. When the cumulative strip sales exceed 500 million in a calendar year, the quarterly service fees per strip falls from US$0.0125 per strip for the first 500 million strips to US$0.0075 per strip for sales in excess of 500 million within that calendar year. The price per strip resets to US$0.0125 at the beginning of every calendar year.

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement or with the agreement of Universal Biosensors. LifeScan has the option to give notice to convert the quarterly service fees, which it may only do so once it has paid cumulative quarterly service fees of US$45 million. As of December 31, 2015, LifeScan had paid cumulative quarterly service fees of US$21.3 million. Where it gives such notice, LifeScan is required to continue to pay the quarterly service fees for the remainder of the year in which notice is given and at the end of that year, LifeScan must pay a one-time lump sum fee. This fee is calculated by multiplying the sum of all quarterly service fees for the relevant year in which notice is given by a multiplier (on a sliding scale from 2.4x if notice is given in 2016 to 2x if notice is given in 2018 and beyond). Following the payment of this one-time fee, LifeScan would have no further obligation to pay quarterly service fees to Universal Biosensors.

By way of illustration only, if the growth trend in quarterly service fees continues, there is a scenario in which cumulative quarterly service fees reach US$45 million at September 30, 2017. Assume under this scenario, LifeScan gives notice to Universal Biosensors on October 1, 2017 that it is exercising its option to convert the quarterly service fees. If quarterly service fees for the financial year 2017 total US$16 million, (with US$4 million from October 1 to December 31, 2017) and LifeScan elects to pay the one-time lump sum fee at the earliest possible date being January 1, 2018, the Company would receive US$63.2 million (equivalent to A$86.5 million) in payments under the Master Services and Supply Agreement from January 1, 2016. These payments would be calculated as follows:

•	US$24.0 million (equivalent to A$32.8 million) quarterly service fees from January, 2016 to September 30, 2017, (being quarterly service fees remaining which would paid by LifeScan from January 1, 2016 until cumulative quarterly service fees reaches US$45 million); plus

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

•	US$4.0 million (equivalent to A$5.5 million) in quarterly service fees from October 1, 2017 to December 31, 2017, (being the remainder of the year in which notice is given); plus

•	US$35.2 million (equivalent to A$48.2 million) in one-time lump sum fee, equal to 2.2 multiplier (which is the applicable multiplier for 2017) by 2017 total quarterly service fees of US$16 million.

The above scenario and calculation is an illustration only and there can be no assurance that sales of OneTouch® Verio® strips by LifeScan will be achieved (in the manner described in the illustration above or otherwise) or such quarterly service fees will be paid to Universal Biosensors or that LifeScan will exercise its option to make the one-time lump sum fee when it is entitled to do so.

LifeScan may also terminate the obligation to pay quarterly service fees if certain other factors detailed in the Master Services and Supply Agreement arise, including LifeScan ceasing to sell the product, termination for breach, insolvency and bankruptcy, change of control and regulatory termination.

Contract research and development - The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. Revenue from contract research and development related to services provided to Siemens as follows:

•	We generated revenues of A$479,893 during 2013 as reimbursement of costs for additional meter development work we undertook on behalf of Siemens.

•	In December 2014, the Company delivered on its third milestone under the Collaboration Agreement with Siemens when it completed the development work of the Xprecia Stride™ Coagulation Analyzer and the same was launched by Siemens in Europe. Of the total amount of A$1,750,486 (equivalent to US$1,428,571) recognized as revenue from services in 2014 for this milestone, A$1,225,340 (equivalent to US$1.0 million) relates to the achievement of the milestone whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones.

•	In July 2015, the Company delivered on its fourth milestone when Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia Stride™ Coagulation System in the US. Of the total amount of A$1,955,340 (equivalent to US$1,428,571) recognized as revenue from services in 2015 for this milestone, A$1,368,738 (equivalent to US$1,000,000) relates to the achievement of the milestone whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones.

Other services - We generated revenues principally from Siemens based on work undertaken for them.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Quarterly service fees	12,828,861	6,448,033	3,405,881
Manufacturing contribution	187,421	(97,888)	(284,763)
Milestone payments	1,955,340	1,750,486	0
Other services	423,140	873,226	325,743

Contribution from products & services	15,394,762	8,973,857	3,446,861

The increase in period-to-period total contributions from products and services reflected in the table above is primarily represented by the growth in the quarterly service fee which has a 100% margin and the receipt of the third and fourth milestone payments pursuant to the Collaboration Agreement.

The manufacturing contribution for financial years 2015 and 2014 represents sale of our PT-INR strips which is low, reflecting early stage production. Contribution from other services fluctuated over the period due to our partners R&D services requirements.

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

Our principal research and development activities can be described as follows:

(a) Blood coagulation testing

In September 2011 we entered into a Collaboration Agreement with Siemens which was amended in September 2012 and March 2016, pursuant to which we will develop a range of test strips and reader products for the hospital point-of-care and alternative site coagulation testing markets. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and was released by Siemens in Europe. In July 2015, Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia Stride™ Coagulation Analyzer in the US. In 2012, we entered into a Supply Agreement with Siemens under which we manufacture and supply the test strips for this product and will manufacture and supply the test strips for two further tests still in development with Siemens. We are also developing our own PT-INR test for use in decentralized settings including the patient self-test market.

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

(c) DNA/RNA

We have undertaken some early stage feasibility work assessing the possibility of using DNA binding chemistries to build a low-cost test for DNA, RNA and as a possible alternative method for improving the sensitivity of protein assays. This concept work is at an early stage and may not yield any positive results. To enable us to access certain molecular diagnostic technology, we entered into a license with SpeeDx Pty Ltd (“SpeeDx”). SpeeDx is an Australian technology company focused on the development of catalytic nucleic acid enzymes for medical diagnostics and other applications.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Research and development expenses for the respective periods are as follows:

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Research	1,296,396	1,194,323	1,829,411
Development	18,467,446	15,941,728	13,654,491

Research and development expenses	19,763,842	17,136,051	15,483,902

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

Research and development expenditure increased by 15% during 2015 compared to 2014 and increased by 11% during 2014 compared to 2013. During these three years, our research and development activities were primarily focused around the blood coagulation platform. The increase principally reflects the effort required to complete the latter stages of the development phase prior to launch of the various tests we are developing. The first of the tests, the Xprecia Stride™ Coagulation Analyzer, was launched by Siemens in December 2014.

Research and development expenses, net of the research and development tax incentive income for the respective periods are as follows:

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Research and development expenses	19,763,842	17,136,051	15,483,902
Research and development tax incentive income	(9,224,349)	(9,935,083)	(6,279,954)

	10,539,493	7,200,968	9,203,948

Included in the research and development tax incentive income for the 2014 financial year is an amount of A$1,735,083 which relates to research and development tax incentive income the Company received from the Australian Government for the year ended December 31, 2013 following a change in the original estimate. We expect to receive A$9.2 million as research and development tax incentive income for the 2015 financial year.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Depreciation	2,349,502	2,296,374	610,111
Share based payments	(48,750)	(461,824)	256,870

	2,300,752	1,834,550	866,981

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

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners were A$9,014,377, A$9,971,035 and A$10,401,575, respectively for 2015, 2014 and 2013.

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

General and administrative expenses for the respective periods are as follows:

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
General and administrative expenses	6,027,768	5,623,748	6,200,786

General and administrative expenses increased by 7% during 2015 compared to 2014 and decreased by 9% during 2014 compared to 2013. Although management strives to restrict or minimize spending on non-core activities, as reflected during the 2014 financial year when compared to 2013, the increases in this expenditure during 2015 was primarily driven by increase in employee emoluments noting that shares and options, being non-cash costs, were issued to employees twice during the 2015 financial year. Shares and options issued in the first quarter of 2015 were however for the 2014 financial year.

The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Depreciation	126,438	124,093	72,165
Share based payments	(16,182)	(166,044)	280,830

	110,256	(41,951)	352,995

Interest Income

Interest income decreased by 7% during 2015 compared to 2014 and decreased by 48% during 2014 compared to 2013. The decrease in interest income is generally attributable to the lower amount of funds available for investment in Australian currency and lower interest rates on offer. A large portion of our funds is held in US denominated currency which currently does not produce any investment interest.

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Interest income	242,574	260,904	499,970

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Interest Expense

Interest expense predominantly relates to interest being charged on a short-term borrowing initiated by the Company each year. These short-term loans are taken out every year to fund our insurance premiums and are repaid during the financial year. Decrease in interest is in line with the interest rate charged to us every year. The interest rates were 2.84%, 2.88% and 2.95% for the financial years 2015, 2014 and 2013, respectively.

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$

Interest expense	15,106	15,905	22,640

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Interest expense	2,358,016	1,962,740	64,666
Other debt issuance costs	950,052	683,352	732,460

	3,308,068	2,646,092	797,126

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan. Increase in financing costs in 2015 when compared to 2014 is attributable to the weakening of the AUD (as defined below) against the United States dollar (“USD”), noting that our loan facility and all associated repayments are made in USD. There was also a one-off cost of US$200,000 incurred in 2015 in extending the Company’s option to draw down a further US$10 million until July 31, 2015. The 2013 charges relates to costs incurred since the inception of the loan in December 2013. A$710,101 of the debt issuance costs is attributable to attending to the preparation, review and finalization of the loan documentation in 2013.

Patent Fees

We have an obligation to pay 50% of the patent fees paid by LifeScan in respect of the patents we license from LifeScan prior to the date of the first commercial sale of a non-glucose product that utilizes the technology licensed from LifeScan and 50% of the patent fees incurred by LifeScan in respect of such patents thereafter. This obligation was triggered with the first commercial sale of the Xprecia StrideTM Coagulation Analyzer by Siemens in December 2014. An amount of US$1.75 million was initially accrued in December 2014. However, subsequent to LifeScan providing all the supporting documentation and our due diligence, the Company and LifeScan agreed to revise this amount to US$517,831 (equivalent to A$708,775) during the fourth quarter of 2015. The repayment of this amount to LifeScan, which commenced in November 2015, is being made over a 24 month period in equal monthly installments. The patent fees payable to LifeScan have been recorded as “Other liability” in consolidated balance sheets. As a result of the revision of the amount due to LifeScan, this resulted in reversal of the patent fees in 2014. This amount has been recorded as “Patent Fees” in the consolidated statements of comprehensive income.

Marketing Support Payment

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

the first year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. LifeScan has sold just over 900 million strips in the 2015 financial year. Management has concluded that this loss contingency be accrued in 2015 as “Other liability” in consolidated balance sheets as it is both probable and the amount can be reliably estimated. The total amount of marketing support payments to be paid to LifeScan is US$2,048,602 (equivalent to A$2,804,000).

Other

Recorded under this caption are research and development tax incentive income and foreign exchange movements.

The Company has recorded research and development tax incentive income of A$6,279,954 for 2013 but received an amount of $8,015,037 as research and tax development incentive income in September 2014. Of the A$9,935,083 research and development tax incentive recorded for the year ended December 31, 2014, A$1,735,083 relate to research and development tax incentive income the Company received from the Australian Government for the year ended December 31, 2013 following a change in original estimate. The change in estimate was due to the fact the research and development tax incentives were introduced in 2011 and were dependent on the level of qualifying research and development expenditure. The research and development tax incentive recorded was based on the estimated amount which was probable of collection in the year ended December 31, 2013, the first year in which the Company became eligible for this incentive. The Company expects to receive and has recorded research and development tax incentive income of A$9,224,349 for 2015. The remaining balance after the research and development tax incentive income for all years under this caption is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

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

Companies engaged in research and development may be eligible for either:

•	a 45% refundable tax offset for entities with an aggregated turnover of less than A$20 million per annum, (note the current legislative rate is 45% but the Australian Government has announced that it intends on proceeding with the reduction in rate to 43.5%), or

•	a 40% non-refundable tax offset for all other entities (note the current legislative rate is 40% but the Australian Government has announced that it intends on proceeding with the reduction in rate to 38.5%).

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

Share Price and Exercise Price at Valuation Date

With the exception of Zero Exercise Price Employee Options (“ZEPOs”), the exercise price of the options granted has been determined using the closing price of our common stock trading in the form of CDIs on ASX at the time of grant of the options. The exercise price of ZEPOs is nil. The ASX is the only exchange upon which our securities are quoted.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

(d) Impairment of Long-Lived Assets

We review our capital assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing the review, we estimate undiscounted cash flows from products under development that are covered by these patents and licenses. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows.

(e) Warrants

In connection with our US$15 million loan facility, we issued to the Lenders warrants entitling the holder to purchase up to an aggregate total of 4.5 million shares of UBI’s common stock in the form of CDIs at a price of A$1.00 per share. The fair value of the warrants to purchase common stock is estimated using the Trinomial Lattice model. Each of the inputs to the Trinomial Lattice model is discussed below.

Share Price and Exercise Price at Valuation Date

The share price of the warrants granted has been determined using the closing price of our common stock trading in the form of CDIs on ASX at the time of entering in to the loan facility. The ASX is the only exchange upon which our securities are quoted. The exercise price has been determined as stated in the Credit Agreement. For further details, see Notes to Consolidated Financial Statements – Note 16, Summary of Significant Accounting Policies – Borrowings – Athyrium Credit Agreement.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets/(Liabilities)

Our net financial assets/(liabilities) position is shown below:

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Financial assets:
Cash and cash equivalents	14,350,307	16,329,829	23,742,422
Accounts receivables	3,153,584	3,799,705	2,167,867

Total financial assets	17,503,891	20,129,534	25,910,289

Debt:
Short term borrowings	324,459	498,890	0
Long term secured loan	19,868,560	17,499,194	15,857,966

Total debt	20,193,019	17,998,084	15,857,966

Net financial assets/(liabilities)	(2,689,128)	2,131,450	10,052,323

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), revenue from services and product sales, and the loan discussed below.

On December 19, 2013 we entered into a Credit Agreement which was subsequently amended in January 2015 with Lenders for a US$25 million secured term loan. The term loan has a maturity date of December 19, 2018 and bears interest at 10.5% per annum. Interest payments are due quarterly over the five-year term of the term loan and, other than as described elsewhere herein, we are not required to make payments of principal for amounts outstanding under the term loan until the Maturity Date (as defined below). Subject to certain exceptions, the term loan is secured by substantially all of our assets, including our intellectual property. As a major portion of our net financial assets/(liabilities) is denominated in USD, including the long term secured loan, the weakening of the AUD against the USD has resulted in a decline in our net financial assets.

We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months.

The carrying value of the cash and cash equivalents and the accounts receivables approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized for the years ended December 31, 2015, 2014 and 2013.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For years ended December 31, 2015, 2014 and 2013, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at December 31, 2015, 2014 and 2013, respectively. The fair value of these contracts at December 31, 2015, 2014 and 2013 were nil. During the years ended December 31, 2015, 2014 and 2013, we recognized gains of nil. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the years ended December 31, 2015, 2014 and 2013. For further details, see Notes to Consolidated Financial Statements – Note 2, Summary of Significant Accounting Policies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Cash and cash equivalents	14,350,307	16,329,829	23,742,422
Working capital	24,041,164	23,779,492	30,367,292
Ratio of current assets to current liabilities	6.03 : 1	4.66 : 1	6.60 : 1
Shareholders’ equity per common share	0.08	0.11	0.17

The movement in cash and cash equivalents and working capital during the above periods was primarily due to outflows arising from the effort required to complete the development of the new products, servicing of the secured loan and the timing of payments and accruals in the ordinary course of business. The outflows in the above periods have been more than offset by the increased quarterly service fees from LifeScan, receipt of a milestone each in the years 2015 and 2014 from Siemens and the research and development tax incentive income in each of the above periods. In addition to the reductions resulting from operating outflows of cash, a loan of US$15,000,000 (equivalent to A$16,909,029) was drawn in December 2013 by UBS pursuant to the Credit Agreement.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Cash provided by/(used in):
Operating activities	(527,840)	(7,468,062)	(16,628,576)
Investing activities	(1,270,392)	(947,386)	(159,437)
Financing activities	(1,378,658)	261,742	16,339,630

Net decrease in cash and cash equivalents	(3,176,890)	(8,153,706)	(448,383)

Our net cash provided by or used in operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, interest on our long term secured loan and general and administrative expenditure. The improvement in operating cash flows during the 2015 financial year is primarily due to the increased receipts from quarterly service fees from LifeScan, receipt of two milestone payments from Siemens, receipt of the research and development tax incentive income and the weakening of the AUD against the USD.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment in preparation for anticipated growth in coagulation strip manufacturing volumes.

Our net cash used in financing activities principally represents financing charges made to the Lenders pursuant to the Credit Agreement. We drew down on the initial loan of US$15,000,000 (equivalent to A$16,909,029) pursuant to the Credit Agreement in December 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015 are:

A$

Less than 1 year	568,229
1 – 3 years	1,190,538
3 – 5 years	152,047
More than 5 years	0

Total minimum lease payments	1,910,814

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at December 31, 2015 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	0	2,600,000	0
Operating Lease Obligations (2)	1,910,814	568,229	1,190,538	152,047	0
Purchase Obligations (3)	950,764	950,764	0	0	0
Long term secured loan (4)	19,868,560	0	19,868,560	0	0
Financing costs (5)	7,133,777	2,410,861	4,722,916	0	0
Other liability (6)	3,453,710	354,387	3,099,323	0	0
Other Long-Term Liabilities on Balance Sheet (7)	172,574	0	140,490	29,535	2,549

Total	36,090,199	4,284,241	29,021,827	2,781,582	2,549

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders
(4)	US$15 million payable to the lenders on maturity date pursuant to the Credit Agreement.
(5)	Interest and other debt issuance costs payable to the lenders pursuant to the Credit Agreement
(6)	Represents patent fees and marketing support fees payable to LifeScan
(7)	Represents long service leave owing to the employees.

Segments

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work.

We operate predominantly in one geographical area, being Australia.

Recent Accounting Pronouncements

See Notes to Consolidated Financial Statements – Note 2, Summary of Significant Accounting Policies.

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

Specifically, in relation to the secured term loan, we have established a program to reduce or even eliminate the impact of any foreign exchange exposure. The secured term loan is denominated in USD and the bullet repayment of US$15 million in December 2018 is to be made in USD as well. The goal is to build our USD cash reserves which will reduce our foreign exchange exposure until the cash reserves reach US$15 million at which time the foreign exchange exposure will be eliminated. We expect to build our USD cash reserves from our US receipts to US$15 million before the secured term loan is repaid. On this basis, during the interim period, our foreign exchange exposure will only be to translation losses and there should not be any realised losses when the secured term loan is repaid.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Universal Biosensors, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Biosensors, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers

Sydney, Australia

March 15, 2016

PricewaterhouseCoopers, ABN 52 780 433 757

Darling Park Tower 2, 201 Sussex Street, GPO BOX 2650, SYDNEY NSW 1171

T +61 2 8266 0000, F +61 2 8266 9999, www.pwc.com.au

Universal Biosensors, Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	14,350,307	16,329,829
Inventories, net	355,268	397,450
Accounts receivable	3,153,584	3,799,705
Prepayments	1,408,943	1,132,634
Other current assets	9,555,441	8,616,354

Total current assets	28,823,543	30,275,972
Non-current assets:
Property, plant and equipment	35,563,364	34,304,365
Less accumulated depreciation	(22,655,162)	(19,967,699)

Property, plant and equipment - net	12,908,202	14,336,666

Other non-current assets	3,220,000	2,920,000

Total non-current assets	16,128,202	17,256,666

Total assets	44,951,745	47,532,638

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	894,677	480,523
Accrued expenses	1,905,724	1,640,982
Borrowings	324,459	498,890
Other liability	354,387	1,066,813
Deferred revenue	0	1,567,562
Employee entitlements provision	1,303,132	1,241,710

Total current liabilities	4,782,379	6,496,480
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements provision	172,574	129,206
Long term secured loan	19,868,560	17,499,194
Other liability	3,099,323	1,066,813
Deferred revenue	1,173,204	0

Total non-current liabilities	26,913,661	21,295,213

Total liabilities	31,696,040	27,791,693

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2015 (2014: nil)	0
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 176,112,584 shares in 2015 (2014: 175,610,978)	17,611	17,561
Additional paid-in capital	94,419,308	94,328,182
Accumulated deficit	(74,306,486)	(64,990,359)
Current year loss	(6,576,416)	(9,316,127)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	13,255,705	19,740,945

Total liabilities and stockholders’ equity	44,951,745	47,532,638

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Revenue
Revenue from products	1,323,564	215,486	10,170,804
Revenue from services	15,451,414	9,314,198	4,918,868

Total revenue	16,774,978	9,529,684	15,089,672
Operating costs & expenses
Cost of goods sold	1,136,143	313,374	10,455,567
Cost of services	244,073	242,453	1,187,244

Total cost of goods sold & services	1,380,216	555,827	11,642,811
Contribution from products & services	15,394,762	8,973,857	3,446,861
Other operating costs & expenses
Research and development	19,763,842	17,136,051	15,483,902
General and administrative	6,027,768	5,623,748	6,200,786

Total operating costs & expenses	25,791,610	22,759,799	21,684,688

Loss from operations	(10,396,848)	(13,785,942)	(18,237,827)
Other income/(expense)
Interest income	242,574	260,904	499,970
Interest expense	(15,106)	(15,905)	(22,640)
Financing costs	(3,308,068)	(2,646,092)	(797,126)
Patent fees	1,404,184	(2,133,626)	0
Marketing support payment	(2,804,000)	0	0
Other	8,300,848	9,004,534	6,923,816

Total other income	3,820,432	4,469,815	6,604,020
Net loss before tax	(6,576,416)	(9,316,127)	(11,633,807)
Income tax benefit/(expense)	0	0	0

Net loss	$(6,576,416)	$(9,316,127)	$(11,633,807)

Earnings per share
Basic and diluted net loss per share	(0.04)	(0.05)	(0.07)

Other comprehensive loss, net of tax:
Unrealized gain on derivative instruments	0	0	0
Reclassification for gains realized in net income	0	0	0

Other comprehensive (loss)/gain	0	0	0

Comprehensive loss	(6,576,416)	(9,316,127)	(11,633,807)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2013	173,959,863	17,396	93,009,607	(53,356,552)	(298,312)	39,372,139
Net loss	0	0	0	(11,633,807)	0	(11,633,807)
Issuance of warrants	0	0	923,104	0	0	923,104
Exercise of stock options issued to employees	1,497,025	150	360,448	0	0	360,598
Shares issued to employees	143,717	14	70,958	0	0	70,972
Stock option expense	0	0	590,934	0	0	590,934

Balances at December 31, 2013	175,600,605	17,560	94,955,051	(64,990,359)	(298,312)	29,683,940
Net loss	0	0	0	(9,316,127)	0	(9,316,127)
Exercise of stock options issued to employees	8,333	0	0	0	0	0
Shares issued to employees	2,040	1	999	0	0	1,000
Stock option expense	0	0	(627,868)	0	0	(627,868)

Balances at December 31, 2014	175,610,978	17,561	94,328,182	(74,306,486)	(298,312)	19,740,945
Net loss	0	0	0	(6,576,416)	0	(6,576,416)
Exercise of stock options issued to employees	72,496	7	26,120	0	0	26,127
Shares issued to employees	429,110	43	129,938	0	0	129,981
Stock option expense	0	0	(64,932)	0	0	(64,932)

Balances at December 31, 2015	176,112,584	17,611	94,419,308	(80,882,902)	(298,312)	13,255,705

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$

Cash flows from operating activities provided by/(used in):
Net loss	(6,576,416)	(9,316,127)	(11,633,807)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,697,151	2,512,946	2,497,345
Share based payments expense	(64,932)	(627,868)	590,934
Loss on fixed assets disposal	329	16,195	4,544
Unrealized foreign exchange losses	953,010	718,336	114,568
Financing costs - amortization of warrants	218,988	181,779	5,994
Change in assets and liabilities:
Inventory	42,182	(393,243)	3,598,030
Accounts receivables	646,121	(1,631,838)	404,418
Prepaid expenses and other assets	(1,028,500)	126,095	(10,824,351)
Deferred revenue	(394,358)	(348,270)	257,755
Employee entitlements	234,770	64,077	98,841
Accounts payable and accrued expenses	2,743,815	1,229,856	(1,742,847)

Net cash used in operating activities	(527,840)	(7,468,062)	(16,628,576)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	0	7,941	0
Purchases of property, plant and equipment	(1,270,392)	(955,327)	(159,437)

Net cash used in investing activities	(1,270,392)	(947,386)	(159,437)

Cash flows from financing activities:
Proceeds from borrowings	360,510	1,051,662	17,676,500
Repayment of borrowings	(534,941)	(552,772)	(767,471)
Borrowing costs	(1,230,354)	(237,148)	(929,997)
Proceeds from stock options exercised	26,127	0	360,598

Net cash provided by/(used in) financing activities	(1,378,658)	261,742	16,339,630

Net decrease in cash and cash equivalents	(3,176,890)	(8,153,706)	(448,383)
Cash and cash equivalent at beginning of period	16,329,829	23,742,422	23,649,417
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	1,197,368	741,113	541,388

Cash and cash equivalents at end of period	14,350,307	16,329,829	23,742,422

See accompanying notes to the financial statement

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2013, 2014 and 2015)

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

(for the years ended December 31, 2013, 2014 and 2015)

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For years ended December 31, 2013, 2014 and 2015, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated financial statements.

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

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Raw materials	270,683	351,007	4,169
Work in progress	52,841	46,443	38
Finished goods	31,744	0	—

	355,268	397,450	4,207

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2013, 2014 and 2015)

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

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Accounts receivable	3,153,584	3,799,705	2,167,867
Allowance for doubtful debts	0	0	0

	3,153,584	3,799,705	2,167,867

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

Research and development expenses for the respective periods are as follows:

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$
Research	1,296,396	1,194,323	1,829,411
Development	18,467,446	15,941,728	13,654,491

Research and development expenses	19,763,842	17,136,051	15,483,902

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

(for the years ended December 31, 2013, 2014 and 2015)

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

Our overall ARO changed as follows:

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$

Opening balance at January 1	2,600,000	2,549,928	2,351,464
Accretion expense	0	50,072	198,464

Ending balance at December 31	2,600,000	2,600,000	2,549,928

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

(for the years ended December 31, 2013, 2014 and 2015)

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

(for the years ended December 31, 2013, 2014 and 2015)

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

Collaboration Agreement

On September 9, 2011 the Company entered into a Collaboration Agreement with Siemens to develop coagulation related products for hospital point-of-care and ambulatory care coagulation markets. In addition to an up-front, non-refundable payment of A$2,961,245 (equivalent to US$3 million), the Collaboration Agreement (as amended) contains a further seven payments from Siemens upon the achievement of certain defined milestones. These seven milestones to a large extent relate to feasibility, regulatory submissions and the launch of the products to be developed. The Company has concluded that the up-front payment is not a separate unit of accounting and recorded the amount as deferred revenue to be recognized as revenue across other deliverables in the arrangement with Siemens based upon the Company’s best estimate of selling price. The deliverables related to each milestone are considered substantive and are not priced at a significant incremental discount to the other deliverables. As the achievement of the milestones is contingent upon a future event, the revenue for each deliverable will be recognized as the contingencies are met and the consideration becomes fixed and determinable.

Of the seven remaining milestones, the Company has delivered on four as of December 31, 2015. Two milestones were delivered in 2012 and the milestones achieved subsequent to January 1, 2013 are as follows:

•	In December 2014, the Company delivered on its third milestone when it completed the development of the Xprecia Stride™ Coagulation Analyzer and the same was launched by Siemens. Of the total amount of A$1,750,486 (equivalent to US$1,428,571) recognized as revenue from services in December 2014, A$1,225,340 (equivalent to US$1,000,000) relates to the achievement of the milestone whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones.

•	In July 2015, the Company delivered on its fourth milestone when Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia Stride™ Coagulation System in the US. Of the total amount of A$1,955,340 (equivalent to US$1,428,571) recognized as revenue from services in July 2015, A$1,368,738 (equivalent to US$1,000,000) relates to the achievement of the milestone whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones.

Interest income

Interest income is recognized as it accrues, taking into account the effective yield on the cash and cash equivalents.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2013, 2014 and 2015)

Research and development tax incentive income

Research and development tax incentive income is recognized when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997 as long as eligibility criteria are met. Generally speaking, entities which are an R&D entity involved in eligible R&D activities with an aggregated turnover (which generally means an entity’s total income that it derives in the ordinary course of carrying on a business, subject to certain exclusions) of less than A$20 million are eligible to claim research and development tax incentive income. In accordance with SEC Regulation S-X Article 5-03, the Company’s research and development incentive income has been recognized as non-operating income as it is not indicative of the core operating activities or revenue producing goals of the Company.

Management has assessed the Company’s research and development activities and expenditures to determine which are likely to be eligible under the tax incentive regime described above. At each period end management estimates the refundable tax offset available to the Company based on available information at the time. This estimate is also reviewed by external tax advisors on an annual basis.

The Company has recorded research and development tax incentive income of A$9,224,349, A$9,935,083 and A$6,279,954, respectively under the caption “Other” in the consolidated statements of comprehensive income in each of the years ended December 31, 2015, 2014 and 2013, respectively.

Of the A$9,935,083 research and development tax incentive recorded in other income for the year ended December 31, 2014, A$1,735,083 relates to research and development tax incentive income the Company received from the Australian Government for the year ended December 31, 2013 following a change in the original estimate. The change in estimate was due to the fact the research and development tax incentives were introduced in 2011 and were dependent on the level of qualifying research and development expenditure. The research and development tax incentive recorded was based on the estimated amount which was probable of collection in the year ended December 31, 2013, the first year in which the Company became eligible for this incentive.

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

The Company has recorded foreign currency transaction gains/(losses) of (A$959,343), (A$918,479) and A$643,862 in each of the years ended December 31, 2015, 2014 and 2013, respectively.

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

(for the years ended December 31, 2013, 2014 and 2015)

On consolidation, exchange differences arising from the translation of any net investment in foreign entities are taken to the Accumulated Other Comprehensive Income.

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Our contingent liabilities as at December 31, 2015 are as follows:

•	we have engaged Planet Innovation Pty Ltd (“Planet Innovation”) to assist us with design and engineering for future analyzers. As part of the agreement, Planet Innovation will receive a milestone payment on the launch sign-off for each of the analyzers. These milestone payments are expected to total A$600,000. The milestones have not been accrued as the analyzers Planet Innovation is currently working on are in the research and development phases and it is uncertain whether these milestones will be achieved.

•	we have engaged Hydrix Pty Ltd (“Hydrix”) to assist us with design and engineering for a future analyzer. As part of this agreement, Hydrix will receive a milestone payment of A$545,000 upon forwarding us the completed Design History File (50%) and Design Master Records (50%) of the analyzer, at our acceptance. The milestones have not been accrued as the analyzer Hydrix is currently working on is in the research and development phase and it is uncertain whether these milestones will be achieved.

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

Leased Assets

All of the Company’s leases for the years ended December 31, 2015, 2014 and 2013 are considered operating leases. The costs of operating leases are charged to the consolidated statements of comprehensive income on a straight-line basis over the lease term.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2013, 2014 and 2015)

Employee Benefit Costs

The Company contributes to standard defined contribution superannuation funds on behalf of all employees. This contribution amount, formerly equal to 9% of each employee’s salary, was increased by law to 9.25% from July 1, 2013 and 9.50% from July 1, 2014 of each such employee’s salary. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. Whilst the Company has a default superannuation fund, it permits employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated statements of comprehensive income as they become payable.

Net Loss per Share and Anti-dilutive Securities

Basic and diluted net loss per share is presented in conformity with ASC 260 – Earnings per Share. Basic and diluted net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Other than in a profit making year, the potentially dilutive options issued under the Universal Biosensors Employee Option Plan (refer to Note 5(a) for details of options outstanding) were not considered in the computation of diluted net loss per share because they would be anti-dilutive given the Company’s loss making position.

Total Comprehensive Income

The Company follows ASC 220 – Comprehensive Income. Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income.

The tax effect allocated to each component of other comprehensive income is as follows:

	Before-Tax Amount A$	Tax (Expense)/ Benefit A$	Net-of-Tax Amount A$
2015
Unrealized loss on derivative instruments	0	0	0
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	0	0	0

2014
Unrealized loss on derivative instruments	0	0	0
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	0	0	0

2013
Unrealized loss on derivative instruments	0	0	0
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	0	0	0

Revision

In March 2016, the Company identified an error in the 2014 consolidated financial statements pertaining to the classification of interest payments within the Consolidated Statement of Cash Flows. As a result, the 2014 comparative cash flows have been revised to reclassify interest paid from financing to operating cash flows. This results in a $2,054,193 increase in net cash used in operating activities to $7,468,052 in 2014 and a corresponding change in cash flows from financing activities resulting in net cash provided by financing activities of $261,742 in 2014. The Group concluded that this was not material to the consolidated statements of cash flows for 2014 and there was no revision to the 2013 Consolidated Statement of Cash Flows nor any impact on pre-tax income, net income or earnings per share for the each of the three years ended December 31, 2015.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2013, 2014 and 2015)

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

Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU:

•	Full retrospective application — Retrospective application would take into account the requirements in ASC 250 (with certain practical expedients).

•	Modified retrospective application — Under the modified approach, an entity recognizes “the cumulative effect of initially applying the ASU as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application” (revenue in periods presented in the financial statements before that date is reported under guidance in effect before the change). Using this approach, an entity applies the guidance in the ASU to existing contracts (those for which the entity has remaining performance obligations) as of, and new contracts after, the date of initial application. The ASU is not applied to contracts that were completed before the effective date (i.e., an entity has no remaining performance obligations to fulfil). Entities that elect the modified approach must disclose an explanation of the impact of adopting the ASU, including the financial statement line items and respective amounts directly affected by the standard’s application.

The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

On August 12, 2015 the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year. For public entities, the standard will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption will be permitted as of the original effective date in ASU 2014-09 (i.e., annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods).

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

(for the years ended December 31, 2013, 2014 and 2015)

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

On July 22, 2015, the FASB issued ASU 2015-11, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The ASU does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The Company has adopted this guidance and it has not had a material impact on the Company’s financial statements.

On November 20, 2015, the FASB issued ASU 2015-17 as part of its simplification initiative (i.e., FASB’s effort to reduce the cost and complexity of certain aspects of U.S. GAAP). The ASU requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as non-current in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or non-current in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

(3)	Commitments and Contingent Liabilities

For details on our contingent liabilities, see Notes to Consolidated Financial Statements – Note 2, Summary of Significant Accounting Policies.

Operating Leases

The lease for 1 Corporate Avenue, Rowville Victoria expires on March 31, 2019, with two options to renew the lease each for successive five-year periods. The Company’s primary bank has issued a bank guarantee of A$250,000 in relation to a rental bond to secure the payments under the lease. This bank guarantee is secured by a security deposit held at the bank and has been recorded as “Other non-current assets” in consolidated balance sheets.

In accordance with the terms of the lease, the lessee has to restore part of the building upon vacating the premises.

The Company has also entered into a lease with respect to certain office equipment. The lease is for a period of 60 months which commenced in November 2012.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015 are:

A$

Less than 1 year	568,229
1 – 3 years	1,190,538
3 – 5 years	152,047
More than 5 years	0

Total minimum lease payments	1,910,814

Rent expense was A$647,104, A$551,119 and A$597,512 for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2013, 2014 and 2015)

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

A reconciliation of the (benefit)/provision for income taxes with the amount computed by applying the Australian statutory company tax rate of 30% to the profit/(loss) before income taxes is as follows:

	Years ended December 31,
	2015		2014		2013
	A$	%	A$	%	A$	%
Profit/(loss) before income taxes	(6,576,416)		(9,316,127)		(11,633,807)
Computed by applying income tax rate of home jurisdiction	(1,972,925)	30	(2,794,838)	30	(3,490,142)	30
Research & development incentive	3,560,728	(54)	2,502,701	(27)	3,613,149	(31)
Disallowed expenses/(income):
Share based payment	(19,480)	0	(188,360)	2	177,280	(2)
Other	120,837	2	3,136	0	6,697	0
Change in valuation allowance	(1,689,161)	26	477,361	(5)	(306,984)	3

Income tax expense/(benefit)	0	0	0	0	0	0

The components of our loss before income taxes as either domestic or foreign is as follows:

	As of December 31,
	2015	2014	2013
	A$	A$	A$

Foreign	0	0	3
Domestic (Australia)	(6,576,416)	(9,316,127)	(11,633,810)

	(6,576,416)	(9,316,127)	(11,633,807)

Significant component of the Company’s deferred tax assets are shown below:

	As of December 31,
	2015	2014
	A$	A$
Deferred tax assets:
Operating loss carry forwards	9,527,727	12,514,104
Unamortized capital raising cost	38,395	(1,366,548)
Depreciation and amortization	1,270,986	1,652,825
Asset retirement obligations	780,000	345,519
Employee entitlements	442,712	401,074
Other	3,083,055	3,489,477

Total deferred tax assets	15,142,874	17,036,451
Valuation allowance for deferred tax assets	(15,142,874)	(17,036,451)

Net deferred tax asset	0	0

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2013, 2014 and 2015)

Significant components of deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance has been established, as realization of such assets is not more likely than not.

At December 31, 2015 the Company has A$31,759,093 (A$41,713,681 at December 31, 2014) of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$5,800,672 of non-refundable R&D tax offset as at December 31, 2015 and 2014. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years. UBI has US tax losses available for carry forward against future earnings of US$1,011,321 as of December 31, 2015 and 2014.

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

An option holder is not permitted to participate in a bonus issue or new issue of securities in respect of an option held prior to the issue of shares to the option holder pursuant to the exercise of an option. If the Company changes the number of issued shares through or as a result of any consolidation, subdivision, or similar reconstruction of the issued capital of the Company, the total number of options and the exercise price of the options (as applicable) will likewise be adjusted. Options granted in 2013, 2014 and 2015 were 654,000, 152,000, and 1,015,000 respectively.

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Dec-15	Jan-15	Jan-15	Aug-14	Dec-13	Dec-13	Aug-13	Mar-13
Exercise Price (A$)	0.45	0.00	0.23	0.17	0.00	0.49	0.71	0.79
Share Price at Grant Date (A$)	0.45	0.23	0.23	0.17	0.49	0.49	0.71	0.79
Volatility	70%	72%	72%	71%	63%	63%	64%	65%
Expected Life (years)	7	7	7	7	7	7	7	7
Risk Free Interest Rate	2.56%	2.27%	2.27%	3.13%	3.82%	3.82%	3.54%	3.37%
Fair Value of Option (A$)	0.26	0.23	0.14	0.10	0.49	0.28	0.41	0.45

Each of the inputs to the Trinomial Lattice model is discussed below.

Share Price and Exercise Price at Valuation Date

With the exception of ZEPOs, the value of all other options granted has been determined using the closing price of our common stock trading in the form of CDIs on ASX at the time of grant of the options. ZEPOs exercise price are nil. The ASX is the only exchange upon which our securities are quoted.

Volatility

We applied volatility having regard to the historical price change of our shares in the form of CDIs available from the ASX.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2013, 2014 and 2015)

Time to Expiry

All options granted under our share option plan have a maximum 10 year term and are non-transferable.

Risk free rate

The risk free rate which we applied is equivalent to the yield on an Australian government bond with a time to expiry approximately equal to the expected time to expiry on the options being valued.

Stock option activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2014	9,333,436	1.06
Granted	1,015,000	0.27
Exercised	(72,496)	0.35
Lapsed	(566,279)	0.93

Balance at December 31, 2015	9,709,661	0.99

At December 31, 2015, the number of options exercisable was 8,662,448 (2014: 8,611,392 and 2013: 8,904,217). At December 31, 2015, total stock compensation expense recognized in income statement was (A$64,932) (2014: (A$627,868) and 2013: A$590,934).

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2013, 2014 and 2015)

The following table represents information relating to stock options outstanding under the plans as of December 31, 2015:

	Options Outstanding		Options
Exercise Price A$	Shares	Weighted average remaining life in years	Exercisable Shares

$0.35	115,992	1	115,992
$1.18	529,000	1	529,000
$1.20	525,000	2	525,000
$0.89	645,000	2	645,000
$0.70	146,000	3	146,000
$0.50	8,000	3	8,000
$0.00	50,001	3	50,001
$0.00	388,334	3	388,334
$0.94	708,667	3	708,667
$1.72	1,105,000	4	1,105,000
$1.60	50,000	1	50,000
$1.58	216,000	2	216,000
$0.00	91,667	2	91,667
$1.37	233,000	2	233,000
$1.38	2,300,000	2	2,300,000
$1.00	66,000	3	66,000
$0.89	222,500	3	222,500
$0.00	100,000	3	100,000
$0.75	50,000	3	50,000
$0.73	86,000	4	86,000
$1.09	270,000	4	270,000
$0.00	137,500	4	137,500
$0.79	24,000	4	24,000
$0.71	30,000	5	20,000
$0.49	290,000	5	193,308
$0.00	220,000	5	146,664
$0.17	92,000	6	30,666
$0.23	392,500	6	130,817
$0.00	220,000	6	73,332
$0.45	397,500	7	0

	9,709,661		8,662,448

The table below sets forth the number of employee stock options exercised and the number of shares issued in the period from December 31, 2013. We issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Weighted Average Exercise Price		Proceeds Received (A$)
2013	1,497,025	US$	0.22	360,598
2014	8,333	A$	0.00	0
2015	72,496	US$	0.26	26,127

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2013, 2014 and 2015)

As of December 31, 2015, there was A$167,973 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2016	115,622
2017	41,052
2018	11,299

167,973

The aggregate intrinsic value for all options outstanding as at December 31, 2015 was zero.

(b)	Restricted Share Plan

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

The table below sets forth the restricted shares issued by the Company since January 1, 2013:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
May, 2013	917	1,000
December, 2013	142,800	69,972
June, 2014	2,040	1,000
January, 2015	282,555	64,988
July, 2015	4,347	1,000
December, 2015	142,208	63,994

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2014	234,487	0.72
Granted	429,110	0.30
Release of restricted shares	(120,781)	0.94

Balance at December 31, 2015	542,816	0.35

(6)	Related Party Transactions

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2013, 2014 and 2015)

The license agreement and the obligation to pay royalties continues until SpeeDx’s patent rights have expired, lapsed, are found to be invalid or are rejected. The agreement will terminate by mutual agreement or by one party for breach or insolvency of the other. SpeeDx may also terminate the license agreement if the research and development on a first licensed product is not completed by UBS within 7 years (subject to certain exceptions), and UBS may terminate if it determines that it does not wish to proceed with further commercialization of SpeeDx’s technology.

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

Mr. Denver is a director of the Company and SpeeDx. Talu Ventures Pty Ltd, of which Mr. Jane is a director, is a fund manager of a fund which holds approximately 33% of the issued shares in SpeeDx. Mr. Jane resigned as a director of the Company in March 2015. Until September 27, 2013, PFM Cornerstone Limited held approximately 6% of our shares (this holding has since decreased to less than 1% of our shares), and PFM Cornerstone Limited also holds approximately 33% of the issued shares in SpeeDx. Messrs Denver and Hanley are directors of the Company and PFM Cornerstone Limited.

(7)	Financial Instruments

Financial Assets

	Years Ended December 31,
	2015	2014
	A$	A$
Financial assets:
Cash and cash equivalents	14,350,307	16,329,829
Accounts receivables	3,153,584	3,799,705
Financial instruments	0	0

Total financial assets	17,503,891	20,129,534

Debt:
Short term borrowings	324,459	498,890
Long term secured loan	19,868,560	17,499,194

Total debt	20,193,019	17,998,084

Net financial assets/(liabilities)	(2,689,128)	2,131,450

The carrying value of the cash and cash equivalents and the accounts receivable approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized in 2015, 2014 and 2013.

Derivative Instruments and Hedging Activities

We had no outstanding contracts as at December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014 and 2013, we recognized gains of nil. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the years ended December 31, 2015, 2014 and 2013. For further details, see Notes to Consolidated Financial Statements – Note 2, Summary of Significant Accounting Policies.

(8)	Property, Plant and Equipment

	As of December, 31
	2015	2014
	A$	A$
Plant and equipment	24,676,687	23,500,587
Leasehold improvements	8,943,645	8,860,746
Capital work in process	1,943,032	1,943,032

	35,563,364	34,304,365
Accumulated depreciation	(22,655,162)	(19,967,699)

Property, plant & equipment, net	12,908,202	14,336,666

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2013, 2014 and 2015)

Capital work in process relates to assets under construction and comprises primarily specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represent the percentage of expenditure that has been completed, and once the assets are placed into service, the Company begins depreciating the respective assets. The accumulated amortisation of capitalised leasehold improvements for the fiscal years ended December 31, 2015, 2014 and 2013 was A$7,517,590, A$7,096,926, and A$6,633,104, respectively.

Depreciation expense was A$2,697,151, A$2,512,946, and A$2,497,345, for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

(9)	Accrued Expenses

Accrued expenses consist of the following:

	As of December, 31
	2015	2014
	A$	A$
Legal, tax and accounting fees	559,017	269,609
Salary and related costs	670,154	402,839
Research and development materials	654,701	689,219
Other	21,852	279,315

	1,905,724	1,640,982

(10)	Stockholders’ Equity - Common Stock

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

Universal Biosensors Pty Ltd contributes to standard defined contributions superannuation funds on behalf of all employees. This contribution amount, formerly equal to 9% of each employee’s salary, was increased by law to 9.25% and 9.50% of each such employee’s salary from July 1, 2013 and July 1, 2014 respectively. The Company permits employees to choose the superannuation fund into which the contributions are paid, provided the fund is appropriately registered.

Universal Biosensors Pty Ltd contributed A$865,953, A$821,365, and A$901,589, for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2013, 2014 and 2015)

	Years Ended December 31,
	2015	2014	2013
Weighted average shares used as denominator in calculating:
Basic & diluted net loss per share	175,881,165	175,608,634	174,428,259

(13)	Guarantees and Indemnifications

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

No liability has arisen under these indemnities as at December 31, 2015.

(14)	Segments

The Company operates in one segment. The principal activities of the Company are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work.

The Company operates predominantly in one geographical area, being Australia and continues to derive significant revenues from LifeScan.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2013, 2014 and 2015)

(16)	Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of December 31, 2015 is as follows:

	December 31, 2015		December 31, 2014
	US$	A$	US$	A$

2015	0	0	2,349,167
2016	1,761,375	0	2,032,500
2017	1,756,563	0	1,732,500
2018	16,694,000	0	16,732,500
Thereafter	0	0	0

Total minimum payments	20,211,938	0	22,846,667
Less amount representing interest and other fees	(5,211,938)	0	(7,846,667)

Gross balance of long term debt	15,000,000	0	15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)	0	(815,655)
Plus interest accretion	331,625	0	168,494

Total carrying value	14,515,970	19,868,560	14,352,839	17,499,194

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,515,970	19,868,560	14,352,839	17,499,194

The carrying value of the borrowings approximates its fair value. The fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of December 31, 2015, and are included in long term debt carrying value.

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

(for the years ended December 31, 2013, 2014 and 2015)

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

Unless the facility is otherwise terminated earlier pursuant to the terms of the Credit Agreement, UBS (as the borrower) is required to repay the outstanding principal amount of the loans drawn down, together with all accrued and unpaid interest thereon and all other obligations on Maturity Date.

UBS paid a non-refundable fee of US$625,000 to the Lenders on the Closing Date (being 2.5% of the aggregate credit facility) and a non-refundable fee of US$200,000 to the Lenders in connection with the January 2015 amendment to the Credit Agreement. A 2% commitment fee based on any available unused borrowing commitment was paid by UBS under the Credit Agreement until July 31, 2015. The Lenders are also entitled to receive 30% of the net proceeds of milestone payments paid under the Collaboration Agreement by and among UBS, UBI and Siemens Healthcare Diagnostics Inc., up to a maximum of US$600,000 in the aggregate of which US$300,000 was paid in February 2015 and the balance of US$300,000 was paid in August 2015 (upon receipt of two further milestone payments). UBS has also agreed to pay certain taxes arising in connection with the Credit Agreement and other Loan Documents, including withholding taxes. UBS has also agreed to pay certain reasonable out-of-pocket expenses incurred by the Lenders in connection with the loan documents including the January 2015 amendment, or as may be incurred in connection with the enforcement or protection of their rights.

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

Other

In December 2014, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2015 insurance premium. The total amount financed was A$498,890 at inception which in September 2015 was fully repaid. Interest was charged at a fixed rate of 2.84% per annum. In December 2015, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2016 insurance premium. The total amount financed was A$360,510 at inception and the short-term borrowing will be fully repaid in September 2016. Interest was charged at a fixed rate of 2.60% per annum. The short-term borrowing is secured by the insurance premium refund.

(17)	Warrants

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2013, 2014 and 2015)

The warrant is subject to adjustments in the event of certain issuances by UBI, such as bonus issues, pro rata (rights) issues and reorganizations (e.g. consolidation, subdivision).

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

(18)	Restricted Cash

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Years Ended December 31,
	2015	2014	2013
	A$	A$	A$

Financial covenant pursuant to the credit agreement	2,900,000	2,600,000	2,600,000
Letter of credit issued in favour of a supplier	0	0	575,000
Collateral for facilities	320,000	320,000	320,000

	3,220,000	2,920,000	3,495,000

Financial covenant pursuant to the credit agreement and collateral for facilities is recorded under the caption “Other non-current assets” in the consolidated balance sheets. Letter of credit issued in favour of a supplier is recorded under the caption “Other current assets” in the consolidated balance sheets.

Universal Biosensors, Inc.

Schedule ii – Valuation and Qualifying Accounts

(for the years ended December 31, 2013, 2014 and 2015)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at end of Period
	A$	A$	A$	A$	A$

Year ended December 31, 2013
Deferred income tax valuation allowance	22,038,010	(306,984)	1,682,287	0	23,413,313

Year ended December 31, 2014
Deferred income tax valuation allowance	23,413,313	477,361	(6,854,223)	0	17,036,451

Year ended December 31, 2015
Deferred income tax valuation allowance	17,036,451	(1,689,161)	(204,415)	0	15,142,874