Form 10-Q
period 2016-03-31
UNIVERSAL BIOSENSORS INC
filed 2016-04-21
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 176,205,084 shares of Common Stock, U.S.$0.0001 par value, outstanding as of April 21, 2016.

UNIVERSAL BIOSENSORS, INC.

Unless otherwise noted, references on this Form 10-Q to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”).

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	March 31,	December 31,
	2016	2015
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	11,331,799	14,350,307
Inventories, net	291,941	355,268
Accounts receivable	8,261,526	3,153,584
Prepayments	1,195,402	1,408,943
Other current assets	9,418,030	9,555,441

Total current assets	30,498,698	28,823,543
Non-current assets:
Property, plant and equipment	35,588,356	35,563,364
Less accumulated depreciation	(23,326,789)	(22,655,162)

Property, plant and equipment - net	12,261,567	12,908,202

Other non-current assets	3,220,000	3,220,000

Total non-current assets	15,481,567	16,128,202

Total assets	45,980,265	44,951,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,287,995	894,677
Accrued expenses	2,139,527	1,905,724
Borrowings	216,306	324,459
Other liability	338,142	354,387
Deferred revenue	2,518,704	0
Employee entitlements provision	1,358,328	1,303,132

Total current liabilities	7,859,002	4,782,379
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements provision	163,227	172,574
Long term secured loan	19,010,894	19,868,560
Other liability	2,872,713	3,099,323
Deferred revenue	1,865,706	1,173,204

Total non-current liabilities	26,512,540	26,913,661

Total liabilities	34,371,542	31,696,040

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2016 (2015: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 176,205,084 shares in 2016 (2015: 176,112,584)	17,621	17,611
Additional paid-in capital	94,427,256	94,419,308
Accumulated deficit	(80,882,902)	(74,306,486)
Current year loss	(1,654,940)	(6,576,416)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	11,608,723	13,255,705

Total liabilities and stockholders’ equity	45,980,265	44,951,745

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2016	2015
	A$	A$
Revenue
Revenue from products	183,480	72,117
Revenue from services	4,913,739	3,037,820

Total revenue	5,097,219	3,109,937
Operating costs & expenses
Cost of goods sold	187,144	67,140
Cost of services	0	10,960

Total cost of goods sold & services	187,144	78,100

Contribution from products & services	4,910,075	3,031,837
Other operating costs & expenses
Research and development	4,999,752	4,941,983
General and administrative	1,493,970	1,624,131

Total operating costs & expenses	6,493,722	6,566,114

Loss from operations	(1,583,647)	(3,534,277)
Other income/(expense)
Interest income	25,241	56,741
Interest expense	(2,812)	(2,834)
Financing costs	(732,337)	(1,027,568)
Other	638,615	1,640,196

Total other income/(expense)	(71,293)	666,535
Net loss before tax	(1,654,940)	(2,867,742)
Income tax benefit/(expense)	0	0

Net loss	(1,654,940)	(2,867,742)

Earnings per share
Basic and diluted net loss per share	(0.01)	(0.02)
Other comprehensive gain, net of tax:
Reclassification for gain/(loss) realized in net income	0	0

Other comprehensive (loss)/gain	0	0

Comprehensive loss	(1,654,940)	(2,867,742)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

	Ordinary shares		Additional Paid- in Capital		Accumulated Other Comprehensive Income	Total Stockholders’ Equity
				Accumulated Deficit
	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2015	175,610,978	17,561	94,328,182	(74,306,486)	(298,312)	19,740,945
Net loss	0	0	0	(2,867,742)	0	(2,867,742)
Shares issued to employees	282,555	28	64,960	0	0	64,988
Stock option expense	0	0	(51,966)	0	0	(51,966)

Balances at March 31, 2015	175,893,533	17,589	94,341,176	(77,174,228)	(298,312)	16,886,225

Balances at January 1, 2016	176,112,584	17,611	94,419,308	(80,882,902)	(298,312)	13,255,705
Net loss	0	0	0	(1,654,940)	0	(1,654,940)
Exercise of stock options issued to employees	77,500	8	(8)	0	0	0
Shares issued to employees	15,000	2	5,998	0	0	6,000
Stock option expense	0	0	1,958	0	0	1,958

Balances at March 31, 2016	176,205,084	17,621	94,427,256	(82,537,842)	(298,312)	11,608,723

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
	A$	A$
Cash flows from operating activities:
Net loss	(1,654,940)	(2,867,742)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	671,626	671,407
Share based payments expense	1,958	(51,966)
Unrealized foreign exchange losses/(gains)	(355,878)	604,031
Financing costs - amortization of warrants	55,761	52,015
Change in assets and liabilities:
Inventory	63,328	(201,128)
Accounts receivables	(5,107,942)	811,515
Prepaid expenses and other current assets	289,562	(2,298,371)
Deferred revenue	3,211,206	116,633
Employee entitlements	51,848	115,941
Accounts payable and accrued expenses	441,737	2,028,411

Net cash used in operating activities	(2,331,734)	(1,019,254)

Cash flows from investing activities:
Purchases of property, plant and equipment	(21,071)	(276,700)

Net cash used in investing activities	(21,071)	(276,700)

Cash flows from financing activities:
Proceeds from borrowings	0	0
Repayment of borrowings	(108,153)	(199,556)
Borrowing costs	0	(722,558)

Net cash used in financing activities	(108,153)	(922,114)

Net decrease in cash and cash equivalents	(2,460,958)	(2,218,068)
Cash and cash equivalents at beginning of period	14,350,307	16,329,829
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(557,550)	698,654

Cash and cash equivalents at end of period	11,331,799	14,810,415

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Organization of the Company

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Key aspects of our strategy include:

•	manufacturing products (test strips and analyzers) for our customers and future partners as required;

•	extending our electrochemical cell technology and demonstrating the broader application of our technology platform for markets with significant commercial potential;

•	seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields;

•	undertaking research and development work for our customers and partners;

•	providing post-market support services to our customers and partners.

Our plan of operations over the remainder of the fiscal year ending December 2016 is to:

•	manufacture products, undertake research and development work, provide the necessary post-market support, for our customers and partners;

•	demonstrate the broader application of our technology platform for markets with significant commercial potential, focusing initially on enzymatic, immunoassay and molecular diagnostic point-of-care tests;

•	seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

We were incorporated in the State of Delaware on September 14, 2001 and our shares of common stock in the form of CHESS Depositary Interests (“CDIs”) have been quoted on the Australian Securities Exchange (“ASX”) since December 13, 2006. Our securities are not currently traded on any other public market. Our wholly owned subsidiary and primary operating vehicle, UBS, was incorporated as a proprietary limited company in Australia on September 21, 2001. UBS conducts our manufacturing, research, development and support activities in Melbourne, Australia.

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

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation testing market, pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and is now being released by Siemens in Europe and is available in the Middle East, Africa, Asia Pacific and Latin America. In July 2015, Siemens made a premarket 510(k) submission to the US Food and Drug Administration (“FDA”) for regulatory clearance to sell the Xprecia Stride™ Coagulation Analyzer in the US. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens. In April 2016 we put the development of our own Prothrombin Time International Normalized Ratio (“PT-INR”) testing device on hold in response to proposed regulatory changes, market factors and our cash management initiatives.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – we are working on demonstrating the broader application of our technology platform, including its application to diagnostic tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2015, included in the Form 10-K of Universal Biosensors, Inc.

The year-end consolidated condensed balance sheets data as at December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

Basis of Presentation

All amounts within these consolidated financial statements are expressed in Australian dollars (“AUD” or “A$”) unless otherwise stated.

The Company’s consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. We rely largely on our existing cash and cash equivalents balance and operating cash flow to provide for the working capital needs of our operations. We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. However, in the event, our financing needs for the foreseeable future are not able to be met by our existing cash and cash equivalents balance and operating cash flow, we would seek to raise funds through public or private equity offerings, debt financings, and through other means to meet the financing requirements. There is no assurance that funding would be available at acceptable terms, if at all.

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

Universal Biosensors, Inc.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For periods ended March 31, 2016 and December 31, 2015, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated condensed financial statements.

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

	Three Months Ended March 31,	Year Ended December 31,
	2016	2015
	A$	A$
Raw materials	261,811	270,683
Work in progress	30,130	52,841
Finished goods	0	31,744

	291,941	355,268

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

	Three Months Ended March 31,	Year Ended December 31,
	2016	2015
	A$	A$
Accounts receivable	8,261,526	3,153,584
Allowance for doubtful debts	0	0

	8,261,526	3,153,584

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

Research and development expenses for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	A$	A$
Research	416,335	216,589
Development	4,583,417	4,725,394

Research and development expenses	4,999,752	4,941,983

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Our overall ARO changed as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2016	2015
	A$	A$
Opening balance	2,600,000	2,600,000
Accretion expense	0	0

Ending balance	2,600,000	2,600,000

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Collaboration Agreement

On September 9, 2011 the Company entered into a Collaboration Agreement with Siemens to develop coagulation related products for hospital point-of-care and ambulatory care coagulation markets. In addition to an up-front, non-refundable payment of A$2,961,245 (equivalent to US$3 million), the Collaboration Agreement (as amended) contains a further seven payments from Siemens upon the achievement of certain defined milestones. These seven milestones, to a large extent, relate to feasibility, regulatory submissions and the launch of the products to be developed. The Company has concluded that the up-front payment is not a separate unit of accounting and recorded the amount as deferred revenue to be recognized as revenue across other deliverables in the arrangement with Siemens based upon the Company’s best estimate of selling price. The deliverables related to each milestone are considered substantive and are not priced at a significant incremental discount to the other deliverables. As the achievement of the milestones is contingent upon a future event, the revenue for each deliverable will be recognized as the contingencies are met and the consideration becomes fixed and determinable.

Of the seven remaining milestones, the Company has delivered on four as of March 31, 2016. The milestone achieved subsequent to January 1, 2015 is as follows:

•	In July 2015, the Company delivered on its fourth milestone when Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia Stride™ Coagulation System in the US. Of the total amount of A$1,955,340 (equivalent to US$1,428,571) recognized as revenue from services in July, A$1,368,738 (equivalent to US$1,000,000) relates to the achievement of the milestone whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones.

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

The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997 as long as eligibility criteria are met. Generally speaking, entities which are an R&D entity involved in eligible R&D activities may claim research and development tax incentive as follows:

(1)	as a refundable tax credit if aggregate turnover (which generally means an entity’s total income that it derives in the ordinary course of carrying on a business, subject to certain exclusions) of the entity is less than A$20 million, or

(2)	as a non-refundable tax credit if aggregate turnover of the entity is more than A$20 million.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Historically, the Company has had aggregate turnover less than A$20 million and the Company’s research and development incentive income has been recognized as non-operating income as it is not indicative of the core operating activities or revenue producing goals of the Company. Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime described above. At each period end management estimates the refundable tax credit available to the Company based on available information at the time. This estimate is also reviewed by external tax advisors on an annual basis. The company recorded research and development tax incentive income of A$2,316,291 for the three months ended March 31, 2015.

In the three months ended March 31, 2016 there is no reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2016 will be less than A$20 million and accordingly A$0 has been recorded as a research and development tax incentive income. The eligible R&D activities and expenditures are able to be claimed as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

Research and development expenses, net of research and development tax incentive income for the respective periods are as follows:

	Three Months Ended March 31,
	2016	2015
	A$	A$
Research and development expenses	4,999,752	4,941,983
Research and development tax incentive income	0	(2,316,291)

	4,999,752	2,625,692

The Company would be eligible to recognize A$2.2 million as a refundable research and development tax incentive income in respect of the three months ended March 31, 2016 should there be reasonable assurance that the aggregate turnover for the year is less than A$20 million. The Company will review its forecasted aggregate turnover on a quarterly basis to determine if the R&D tax credits are refundable or captured as part of the current year income tax computation.

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

The Company has recorded foreign currency transaction (gains)/losses of (A$639,516) and A$676,095 for the three months ended March 31, 2016 and 2015, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Our contingent liabilities as at March 31, 2016 are as follows:

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

We have an obligation to pay 50% of the patent fees paid by LifeScan in respect of the patents we license from LifeScan prior to the date of the first commercial sale of a non-glucose product that utilizes the technology licensed from LifeScan and 50% of the patent fees incurred by LifeScan in respect of such patents thereafter. This obligation was triggered with the first commercial sale of the Xprecia StrideTM Coagulation Analyzer by Siemens in December 2014 and an amount of US$517,831 was accrued at inception. The repayment of this amount to LifeScan, which commenced in November 2015, is being made over a 24 month period in equal monthly installments. The patent fees payable to LifeScan have been recorded as “Other liability” in consolidated condensed balance sheets.

Marketing Support Payment

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first calendar year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. LifeScan has sold just over 900 million strips in the 2015 financial year. Management has concluded that this loss contingency

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

be accrued in 2015 as “Other liability” in consolidated balance sheets as it is both probable and the amount can be reliably estimated. The total amount of marketing support payments to be paid to LifeScan is US$2,048,602 (equivalent to A$2,675,463).

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

Leased Assets

All of the Company’s leases for the periods ending March 31, 2016 and December 31, 2015 are considered operating leases. The costs of operating leases are charged to the consolidated condensed statements of comprehensive income on a straight-line basis over the lease term.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Dec-15	Jan-15	Jan-15
Exercise Price (A$)	0.45	0.00	0.23
Share Price at Grant Date (A$)	0.45	0.23	0.23
Volatility	70%	72%	72%
Expected Life (years)	7	7	7
Risk Free Interest Rate	2.56%	2.27%	2.27%
Fair Value of Option (A$)	0.26	0.23	0.14

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2015	9,709,661	0.99
Granted	0	0.00
Exercised	(77,500)	0.00
Lapsed	(118,334)	0.16

Balance at March 31, 2016	9,513,827	1.01

The number of options exercisable as at March 31, 2016 and 2015 was 8,544,948 and 8,534,727, respectively. The total stock compensation expense/(income) recognized in the consolidated condensed statements of comprehensive income was A$1,958 and (A$51,966) for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was A$130,249 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized over the vesting years as follows:

Fiscal Year	A$
2016	80,286
2017	38,806
2018	11,157

130,249

The aggregate intrinsic value for all options outstanding as at March 31, 2016 and 2015 was zero.

(b)	Restricted Share Plan

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The table below sets forth the RSUs issued by the Company since January 1, 2015:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
January, 2015	282,555	64,988
July, 2015	4,347	1,000
December, 2015	142,208	63,994
February, 2016	15,000	6,000

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2015	542,816	0.35
Granted	15,000	0.40
Release of restricted shares	(14,996)	0.33

Balance at March 31, 2016	542,820	0.35

Employee Benefit Costs

The Company contributes 9.5% of each employee’s salary to standard defined contribution superannuation funds on behalf of all employees. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they have reached the statutory requirement age. Whilst the Company has a third party default superannuation fund, it permits employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated condensed statements of comprehensive income as they become payable.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The tax effect allocated to each component of other comprehensive income is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
Three Months Ended March 31, 2016
Unrealized loss on derivative instruments	0	0	0
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	0	0	0

Three Months Ended March 31, 2015
Unrealized loss on derivative instruments	0	0	0
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	0	0	0

Reclassification

In March 2016, the Company identified an error in the 2015 quarterly consolidated condensed financial statements pertaining to the classification of interest payments within the Consolidated Condensed Statement of Cash Flows. As a result, the 2015 comparative cash flows have been revised to reclassify interest paid from financing to operating cash flows to conform to current year presentation. This results in a A$554,081 increase in net cash used in operating activities to A$1,019,254 as at March 31, 2015 and a corresponding change in cash flows from financing activities resulting in net cash provided by financing activities of A$922,114 as at March 31, 2015. The Group concluded that this was not material to the consolidated condensed statements of cash flows for the quarter ended March 31, 2015 and there was no revision to the 2015 Consolidated Statement of Cash Flows nor any impact on pre-tax income, net income or earnings per share for the quarter ended March 31, 2015 and for the year ended December 31, 2015.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

On February 25, 2016, the FASB issued ASU 2016-02, its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current leases model. For example, the ASU eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure.

The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s condensed consolidated financial statements.

On March 17, 2016, the FASB issued ASU 2016-08, which amends the principal-versus agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle.

Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer.” Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others.

The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard. The Company is currently evaluating the impact the adoption of ASU 2016-08 will have on the Company’s condensed consolidated financial statements.

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

Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016		December 31, 2015
	US$	A$	US$	A$
2016	1,323,437		1,761,375
2017	1,756,563		1,756,563
2018	16,694,000		16,694,000
Thereafter	0		0

Total minimum payments	19,774,000		20,211,938
Less amount representing interest and other fees	(4,774,000)		(5,211,938)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus interest accretion	372,296		331,625

Total carrying value	14,556,641	19,010,894	14,515,970	19,868,560

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,556,641	19,010,894	14,515,970	19,868,560

The carrying value of the borrowings approximates its fair value. The fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of March 31, 2016 and December 31, 2015, and are included in long term debt carrying value.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Other

In December 2014, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2015 insurance premium. The total amount financed was A$498,890 at inception which in September 2015 was fully repaid. Interest was charged at a fixed rate of 2.84% per annum. In December 2015, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2016 insurance premium. The total amount financed was A$360,510 at inception and the short-term borrowing will be fully repaid in September 2016. Interest is being charged at a fixed rate of 2.60% per annum. The short-term borrowing is secured by the insurance premium refund.

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

The warrant is subject to adjustments in the event of certain issuances by UBI, such as bonus issues, pro rata (rights) issues and reorganizations (e.g., consolidation, subdivision).

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Restricted Cash

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2016	2015
	A$	A$
Financial covenant pursuant to the Credit Agreement	2,900,000	2,900,000
Collateral for facilities	320,000	320,000

	3,220,000	3,220,000

Financial covenant pursuant to the credit agreement and collateral for facilities is recorded under the caption “Other non-current assets” in the consolidated condensed balance sheets.

Universal Biosensors, Inc.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed with the United States Securities and Exchange Commission (“SEC”). This Form 10-Q contains, including this discussion and analysis, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including statements relating to future events and our future financial performance. Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “may”, “assumes”, “illustration”, and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words.

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

Our Business

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Key aspects of our strategy include:

•	manufacturing products (test strips and analyzers) for our customers and future partners as required;

•	extending our electrochemical cell technology and demonstrating the broader application of our technology platform for markets with significant commercial potential;

•	seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields;

•	undertaking research and development work for our customers and partners;

•	providing post-market support services to our customers and partners.

Our plan of operations over the remainder of the fiscal year ending December 2016 is to:

•	manufacture products, undertake research and development work,

•	provide the necessary post-market support, for our customers and partners;

•	demonstrate the broader application of our technology platform for markets with significant commercial potential, focusing initially on enzymatic, immunoassay and molecular diagnostic point-of-care tests;

•	seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

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

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•

Coagulation testing market – we are working with Siemens in relation to a range of products for the point-of-care coagulation testing market pursuant to a Collaboration Agreement. The first such product developed with

Universal Biosensors, Inc.

Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and is now being released by Siemens in Europe and is available in the Middle East, Africa, Asia Pacific and Latin America. In July 2015, Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia Stride™ Coagulation Analyzer in the US. Under the terms of a Supply Agreement with Siemens, UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens. In April 2016 we put the development of our own Prothrombin Time International Normalized Ratio (“PT-INR”) self-testing device on hold in response to proposed regulatory changes, market factors and our cash management initiatives.

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

Results of Operations

Analysis of Consolidated Revenue

Our total revenue increased by 64% to A$5,097,219 during the three months ended March 31, 2016 compared to the same period in the previous financial year.

This increase is primarily due to the following factors:

•	underlying increase in quarterly service fee revenues resulting from the increased sales of the OneTouch Verio® strips by LifeScan; and

•	increase in the number of PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer manufactured by us and sold to Siemens.

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured on behalf of Siemens during the respective periods are as follows:

	Three Months Ended March 31,
	2016	2015
	A$	A$
Revenue from products	183,480	72,117
Cost of goods sold	(187,144)	(67,140)

Production margin ($)	(3,664)	4,977

Production margin (%)	(2%)	7%

We commenced manufacture of the PT-INR test strips for Siemens during the third quarter of 2014. The volumes and production margin from the sale of our PT-INR strips is low, reflecting early stage production. We expect product revenues continuing to be low and volatile which is representative of a new product entrant within our industry.

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

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended March 31,
	2016	2015
	A$	A$
Revenue from services:
Quarterly service fee	4,913,739	2,930,420
Contract research and development	0	0
Other services	0	107,400

	4,913,739	3,037,820
Cost of services	0	(10,960)

Net margin	4,913,739	3,026,860

Quarterly service fee - The quarterly service fee paid by LifeScan increased by 68% during the three months ended March 31, 2016 compared to the same period in the previous financial year, reflecting ongoing market penetration and growth.

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement or with the agreement of Universal Biosensors. LifeScan has the option to give notice to convert the quarterly service fees, which it may only do so once it has paid cumulative quarterly service fees of US$45 million. As of March 31, 2016, LifeScan had paid cumulative quarterly service fees of US$25.1 million. Where it gives such notice, LifeScan is required to continue to pay the quarterly service fees for the remainder of the year in which notice is given, and at the end of that year, LifeScan must pay a one-time lump sum fee. This fee is calculated by multiplying the sum of all quarterly service fees for the relevant year in which notice is given by a multiplier (on a sliding scale from 2.4x if notice is given in 2016 to 2x if notice is given in 2018 and beyond). Following the payment of this one-time fee, LifeScan would have no further obligation to pay quarterly service fees to Universal Biosensors.

By way of illustration only, if the growth trend in quarterly service fees continues, there is a scenario in which cumulative quarterly service fees could reach US$45 million at September 30, 2017. Assume under this scenario, LifeScan gives notice to Universal Biosensors on October 1, 2017 that it is exercising its option to convert the quarterly service fees. If quarterly service fees for the financial year 2017 total US$16 million (with US$4 million from October 1 to December 31, 2017) and LifeScan elects to pay the one-time lump sum fee at the earliest possible date being January 1, 2018, we would receive US$59.4 million (equivalent to A$77.6 million) in payments under the Master Services and Supply Agreement from April 1, 2016. These payments would be calculated as follows:

•	US$20.2 million (equivalent to A$26.4 million) quarterly service fees from April 1, 2016 to September 30, 2017, (being quarterly service fees remaining which LifeScan would pay from April 1, 2016 until cumulative quarterly service fees reaches US$45 million); plus

•	US$4.0 million (equivalent to A$5.2 million) in quarterly service fees from October 1, 2017 to December 31, 2017 (being the remainder of the year in which notice is given); plus

•	US$35.2 million (equivalent to A$46.0 million) in one-time lump sum fee, equal to 2.2 multiplier (which is the applicable multiplier for 2017) by 2017 total quarterly service fees of US$16 million.

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

Universal Biosensors, Inc.

Contract research and development – The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. We did not perform or generate any revenue from contract research and development during the three months ended March 31, 2016 and 2015.

Other services - We generated revenues principally from Siemens based on work undertaken for them.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Three Months Ended March 31,
	2016	2015
	A$	A$
Quarterly service fees	4,913,739	2,930,420
Manufacturing contribution	(3,664)	4,977
Other services	0	96,440

Contribution from products & services	4,910,075	3,031,837

The increase in period-to-period total contributions from products and services reflected in the table above is primarily represented by the growth in the quarterly service fee which has a 100% margin.

The manufacturing contribution represents margins on the PT-INR strips for Siemens. Sales volumes and margins are low and the margins tend to fluctuate with low volumes, reflecting early stage production. We expect product revenues continuing to be low and volatile which is representative of a new product launch within our industry. Contribution from other services fluctuated over the period due to our partners R&D services requirements.

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

In September 2011 we entered into a Collaboration Agreement with Siemens which was amended in September 2012 and March 2016, pursuant to which we will develop a range of test strips and reader products for the hospital point-of-care and alternative site

Universal Biosensors, Inc.

coagulation testing markets. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and was released by Siemens in Europe. In July 2015, Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia Stride™ Coagulation Analyzer in the US. In 2012, we entered into a Supply Agreement with Siemens which was amended in March 2016 under which we manufacture and supply the test strips for this product and will manufacture and supply the test strips for two further tests still in development with Siemens. In April 2016 we put the development of our own Prothrombin Time International Normalized Ratio (“PT-INR”) self-testing device on hold in response to proposed regulatory changes, market factors and our cash management initiatives.

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2016	2015
	A$	A$
Research	416,335	216,589
Development	4,583,417	4,725,394

Research and development expenses	4,999,752	4,941,983

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

Research and development expenditure remained flat during the reporting period. Research and development expenditure principally reflects the effort required in product development of the tests we are developing.

Universal Biosensors, Inc.

	Three Months Ended March 31,
	2016	2015
	A$	A$
Research and development expenses	4,999,752	4,941,983
Research and development tax incentive income	0	(2,316,291)

	4,999,752	2,625,692

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Three Months Ended March 31,
	2016	2015
	A$	A$
Depreciation	639,966	572,302
Share based payments	1,471	(39,013)

	641,437	533,289

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended March 31, 2016 and 2015 were A$2,109,952 and A$2,383,573, respectively.

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal, audit and accounting services. Decrease in general and administrative expenses reflecting management’s ongoing efforts to restrict spending on non-core activities.

	Three Months Ended March 31,
	2016	2015
	A$	A$
General and administrative expenses	1,493,970	1,624,131

The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Three Months Ended March 31,
	2016	2015
	A$	A$
Depreciation	24,671	32,148
Share based payments	487	(12,953)

	25,158	19,195

Universal Biosensors, Inc.

Interest Income

Interest income decreased by 56% during the three months ended March 31, 2016 compared to the same period in the previous financial year. The decrease in interest income is generally attributable to the lower amount of funds available for investment in Australian currency and lower interest rates on offer. A large portion of our funds is held in US denominated currency which currently does not produce any investment interest.

	Three Months Ended March 31,
	2016	2015
	A$	A$
Interest income	25,241	56,741

Interest Expense

Interest expense relates to interest being charged on a short-term borrowing initiated by the Company each year. These short-term loans taken out every year to fund our insurance premiums and are repaid during the financial year. Decrease in interest expense is in line with the insurance premium for the financial year and the interest rate charged to us every year. The insurance premiums at inception were A$360,510 and A$498,890 for the financial years 2016 and 2015, respectively. The interest rates were 2.60% and 2.84% for the financial years 2016 and 2015, respectively.

	Three Months Ended March 31,
	2016	2015
	A$	A$
Interest expense	2,812	2,834

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Three Months Ended March 31,
	2016	2015
	A$	A$
Interest expense	545,843	512,000
Warrants expense	55,761	52,015
Other debt issuance costs	130,733	463,553

	732,337	1,027,568

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Decreases in financing costs is primarily a result of the costs incurred during the first quarter of 2015 in extending UBI’s option to draw down a further US$10 million until July 31, 2015. This has been recorded as “Other debt issuance costs” and includes a one-time fee of US$200,000 and a commitment fee of 2% of the unused borrowing commitment under the Credit Agreement.

Other

Recorded under this caption are research and development tax incentive income and foreign exchange movements.

Universal Biosensors, Inc.

The research and development tax incentive receivable has been recorded as “Other current assets” in the consolidated condensed balance sheets.

Research and development tax incentive income is recognized when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured.

The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997. Generally speaking, entities which are an R&D entity involved in eligible R&D activities may claim research and development tax incentive as follows:

(1)	as a refundable tax credit if aggregate turnover (which generally means an entity’s total income that it derives in the ordinary course of carrying on a business, subject to certain exclusions) of the entity is less than A$20 million, or

(2)	as a non-refundable tax credit if aggregate turnover of the entity is more than A$20 million.

Historically, the Company has had aggregate turnover less than A$20 million and the Company’s research and development incentive income has been recognized as non-operating income as it is not indicative of the core operating activities or revenue producing goals of the Company. Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime described above. At each period end management estimates the refundable tax credit available to the Company based on available information at the time. This estimate is also reviewed by external tax advisors on an annual basis. The Company recorded research and development tax incentive income of A$2,316,291 for the three months ended March 31, 2015.

In the three months ended March 31, 2016 there is no reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2016 will be less than A$20 million and accordingly A$0 has been recorded as a research and development tax incentive income. The eligible R&D activities and expenditures are able to be claimed as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

Research and development expenses, net of research and development tax incentive income for the respective periods are as follows:

	Three Months Ended March 31,
	2016	2015
	A$	A$
Research and development expenses	4,999,752	4,941,983
Research and development tax incentive income	0	(2,316,291)

	4,999,752	2,625,692

The Company would be eligible to recognize A$2.2 million as a refundable research and development tax incentive income in respect of the three months ended March 31, 2016 should there be reasonable assurance that the aggregate turnover for the year is less than A$20 million. The Company will review its forecasted aggregate turnover on a quarterly basis to determine if the R&D tax credits are refundable or captured as part of the current year income tax computation.

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

Share Price and Exercise Price at Valuation Date

The share price of the warrants granted has been determined using the closing price of our common stock trading in the form of CDIs on ASX at the time of entering in to the loan facility. The ASX is the only recognized international exchange on which our securities are quoted. The exercise price has been determined as stated in the Credit Agreement. For further details, see Notes to Consolidated Condensed Financial Statements - Summary of Significant Accounting Policies – Borrowings – Athyrium Credit Agreement.

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

Universal Biosensors, Inc.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets/(Liabilities)

Our net financial assets/(liabilities) position is shown below:

	Three Months Ended March 31,	Year Ended December 31,
	2016	2015
	A$	A$
Financial assets:
Cash and cash equivalents	11,331,799	14,350,307
Accounts receivables	8,261,526	3,153,584

Total financial assets	19,593,325	17,503,891

Debt:
Short term borrowings	216,306	324,459
Long term secured loan	19,010,894	19,868,560

Total debt	19,227,200	20,193,019

Net financial assets/(liabilities)	366,125	(2,689,128)

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), revenue from services and product sales, and the loan discussed below.

On December 19, 2013 we entered into the Credit Agreement which was subsequently amended in January 2015 with Lenders for a US$25 million secured term loan. The term loan has a maturity date of December 19, 2018 and bears interest at 10.5% per annum. Interest payments are due quarterly over the five-year term of the term loan and, other than as described elsewhere herein, we are not required to make payments of principal for amounts outstanding under the term loan until the Maturity Date. Subject to certain exceptions, the term loan is secured by substantially all of our assets, including our intellectual property. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Borrowings – Athyrium Credit Agreement. Increase in receivables and strengthening of the AUD against the USD has resulted in an increase in our net financial asset position despite cash decreasing. In relation to the latter, a major portion of our net financial assets/(liabilities) is denominated in USD, including the long term secured loan. Receivables have increased due to an increase in quarterly service fees and an arrangement whereby Siemens has agreed to prepay US$2.5 million of the milestone during quarter two of 2016. This amount was invoiced during quarter one of 2016.

We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months.

The carrying value of the cash and cash equivalents and the accounts receivable approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized as at March 31, 2016 or for the year ended December 31, 2015.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At March 31, 2016 and December 31, 2015, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at March 31, 2016 and December 31, 2015. We recognized gains of nil for the periods ended March 31, 2016 and December 31, 2015. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended March 31, 2016 and December 31, 2015. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Universal Biosensors, Inc.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Three Months Ended March 31,	Year Ended December 31,
	2016	2015
	A$	A$
Cash and cash equivalents	11,331,799	14,350,307
Working capital	22,639,696	24,041,164
Ratio of current assets to current liabilities	3.88 : 1	6.03 : 1
Shareholders’ equity per common share	0.07	0.08

The movement in cash and cash equivalents and working capital during the above periods was primarily due to outflows arising from the effort required to complete the development of the new products, servicing of the secured loan and the timing of payments and accruals in the ordinary course of business. The outflows in the above periods have exceeded the increased quarterly service fees from LifeScan, including receipt of a milestone of US$1 million in 2015 from Siemens.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Three Months Ended March 31,
	2016	2015
	A$	A$
Cash provided by/(used in):
Operating activities	(2,331,734)	(1,019,254)
Investing activities	(21,071)	(276,700)
Financing activities	(108,153)	(922,114)

Net decrease in cash and cash equivalents	(2,460,958)	(2,218,068)

Our net cash used in operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, interest on our long term secured loan and general and administrative expenditure. A better operating position is reflected in the first quarter of 2015 as it also includes receipt of a US$1 million milestone payment from Siemens.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment in preparation for anticipated growth in coagulation strip manufacturing volumes.

Our net cash used in financing activities for the current period represents repayment of our short-term borrowings which relates to the financing of our insurance premiums. Likewise, a sum of A$199,556 included with our financing activities for the three months ended March 31, 2015 represents repayment of such borrowings. The balance is represented by debt issuance costs pursuant to the Credit Agreement. The weakening of the AUD against the USD has also led to an increase as all the payments pursuant to the Credit Agreement are USD denominated.

Universal Biosensors, Inc.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2016 are:

A$
Less than 1 year	573,029
1 – 3 years	1,199,328
3 – 5 years	0
More than 5 years	0

Total minimum lease payments	1,772,357

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at March 31, 2016 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	0	2,600,000	0
Operating Lease Obligations (2)	1,772,357	573,029	1,199,328	0	0
Purchase Obligations (3)	1,251,705	1,251,705	0	0	0
Long term secured loan (4)	19,010,894	0	19,010,894	0	0
Financing costs (5)	6,234,818	1,728,401	4,506,416	0	0
Other liability (6)	3,210,855	338,142	2,872,713	0	0
Other Long-Term Liabilities on Balance Sheet (7)	163,227	0	136,361	25,119	1,747

Total	34,243,854	3,891,277	27,725,712	2,625,118	1,747

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders
(4)	US$15 million payable to the lenders on maturity date pursuant to the Credit Agreement
(5)	Interest and other debt issuance costs payable to the lenders pursuant to the Credit Agreement
(6)	Represents patent fees and marketing support fees payable to LifeScan
(7)	Represents long service leave owing to the employees.

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

The Company has recorded foreign currency transaction (gains)/losses of (A$639,516) and A$676,095 for the three months ended March 31, 2016 and 2015, respectively. For further details, see Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies – Foreign Currency.

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

Disclosure Controls and Procedures. At the end of the period covered by this report, the Company evaluated the effectiveness of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Andrew Denver, Chief Executive Officer, and Salesh Balak, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Denver and Balak concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Universal Biosensors, Inc.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2015 Annual Report on Form 10-K filed with the SEC on March 15, 2016 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2015 Form 10-K, but these are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There has been no sale of equity securities by the Company or purchase of equity securities by the Company, or by an affiliated purchaser on behalf of the Company, since December 31, 2015.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

10.2	Conditional Prepayment of Milestones and other amendments between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated March 4, 2016	Filed herewith – Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements text	Filed herewith

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.
(Registrant)

Date: April 21, 2016	By:	/s/ Andrew Denver
Andrew Denver
Principal Executive Officer

Date: April 21, 2016	By:	/s/ Salesh Balak
Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated April 21, 2016

Exhibit No	Description	Location

10.2	Conditional Prepayment of Milestones and other amendments between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated March 4, 2016	Filed herewith – Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith