Form 10-Q
period 2016-06-30
UNIVERSAL BIOSENSORS INC
filed 2016-07-21
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 176,205,084 shares of Common Stock, U.S.$0.0001 par value, outstanding as of July 21, 2016.

UNIVERSAL BIOSENSORS, INC.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1) Consolidated condensed balance sheets at June 30, 2016 and December 31, 2015 (unaudited)	1
	2) Consolidated condensed statements of comprehensive income for the three months and six months ended June 30, 2016 and 2015 (unaudited)	2
	3) Consolidated condensed statements of changes in stockholder’s equity and comprehensive income for the period ended June 30, 2016 and 2015 (unaudited)	3
	4) Consolidated condensed statements of cash flows for the six months ended June 30, 2016 and 2015 (unaudited)	4
	5) Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4	Controls and Procedures	40

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	41

Item 1A	Risk Factors	41

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3	Defaults Upon Senior Securities	41

Item 4	Mine Safety Disclosures	41

Item 5	Other Information	41

Item 6	Exhibits	41

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101

SIGNATURES		42

Unless otherwise noted, references on this Form 10-Q to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”).

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	June 30, 2016	December 31, 2015
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	13,218,330	14,350,307
Inventories, net	264,083	355,268
Accounts receivable	5,417,672	3,153,584
Prepayments	1,119,242	1,408,943
Other current assets	9,460,074	9,555,441

Total current assets	29,479,401	28,823,543
Non-current assets:
Property, plant and equipment	35,852,983	35,563,364
Less accumulated depreciation	(23,990,429)	(22,655,162)

Property, plant and equipment - net	11,862,554	12,908,202

Other non-current assets	3,220,000	3,220,000

Total non-current assets	15,082,554	16,128,202

Total assets	44,561,955	44,951,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,145,236	894,677
Accrued expenses	1,328,948	1,905,724
Borrowings	108,153	324,459
Other liability	348,661	354,387
Employee entitlements provision	1,467,752	1,303,132

Total current liabilities	4,398,750	4,782,379
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlement provision	147,605	172,574
Long term secured loan	19,657,032	19,868,560
Other liability	2,874,909	3,099,323
Deferred revenue	4,520,796	1,173,204

Total non-current liabilities	29,800,342	26,913,661

Total liabilities	34,199,092	31,696,040

Commitment and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2016 (2015: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 176,205,084 shares in 2016 (2015: nil 176,112,584)	17,621	17,611
Additional paid-in capital	92,719,573	94,419,308
Accumulated deficit	(80,882,902)	(74,306,486)
Current year loss	(1,193,117)	(6,576,416)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	10,362,863	13,255,705

Total liabilities and stockholders’ equity	44,561,955	44,951,745

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Revenue
Revenue from products	0	344,289	183,480	416,406
Revenue from services	5,401,513	4,006,580	10,315,252	7,044,400

Total revenue	5,401,513	4,350,869	10,498,732	7,460,806
Operating costs & expenses
Cost of goods sold	53,425	273,026	240,569	340,166
Cost of services	0	179,993	0	190,953

Total cost of goods sold & services	53,425	453,019	240,569	531,119

Contribution from products & services	5,348,088	3,897,850	10,258,163	6,929,687
Other operating costs & expenses
Research and development	2,878,405	4,952,733	7,878,157	9,894,716
General and administrative	1,038,194	1,502,167	2,532,164	3,126,298

Total operating costs & expenses	3,916,599	6,454,900	10,410,321	13,021,014

Income/(loss) from operations	1,431,489	(2,557,050)	(152,158)	(6,091,327)
Other income/(expense)
Interest income	25,628	43,233	50,869	99,974
Interest expense	(2,812)	(7,084)	(5,624)	(9,918)
Financing costs	(719,096)	(752,544)	(1,451,433)	(1,780,112)
Other	(273,386)	2,013,594	365,229	3,653,790

Total other expense/(income)	(969,666)	1,297,199	(1,040,959)	1,963,734
Net income/(loss) before tax	461,823	(1,259,851)	(1,193,117)	(4,127,593)
Income tax benefit/(expense)	0	0	0	0

Net income/(loss) before tax	461,823	(1,259,851)	(1,193,117)	(4,127,593)

Earnings per share
Basic and diluted net income/(loss) per share	0.00	(0.01)	(0.01)	(0.02)
Other comprehensive gain, net of tax:
Reclassification for gains/(losses) realized in net income	0	0	0	0

Other comprehensive gain/(loss)	0	0	0	0

Comprehensive income/(loss)	461,823	(1,259,851)	(1,193,117)	(4,127,593)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

	Ordinary shares		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Income	Equity
		A$	A$	A$	A$	A$
Balances at January 1, 2015	175,610,978	17,561	94,328,182	(74,306,486)	(298,312)	19,740,945
Net loss	0	0	0	(4,127,593)	0	(4,127,593)
Shares issued to employees	282,555	28	64,960	0	0	64,988
Stock option expense	0	0	(89,128)	0	0	(89,128)

Balances at June 30, 2015	175,893,533	17,589	94,304,014	(78,434,079)	(298,312)	15,589,212

Balances at January 1, 2016	176,112,584	17,611	94,419,308	(80,882,902)	(298,312)	13,255,705
Net loss	0	0	0	(1,193,117)	0	(1,193,117)
Exercise of stock options issued to employees	77,500	8	(8)	0	0	0
Shares issued to employees	15,000	2	5,998	0	0	6,000
Stock option expense	0	0	(1,705,725)	0	0	(1,705,725)

Balances at June 30, 2016	176,205,084	17,621	92,719,573	(82,076,019)	(298,312)	10,362,863

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
	A$	A$
Cash flows from operating activities:
Net loss	(1,193,117)	(4,127,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,335,266	1,347,684
Share based payments expense	(1,705,725)	(89,128)
Unrealized foreign exchange (gains)/losses	(155,749)	449,954
Financing costs - amortization of warrants	110,464	104,354
Change in assets and liabilities:
Inventory	91,185	(259,160)
Accounts receivables	(2,264,089)	(171,340)
Prepaid expenses and other current assets	(101,828)	(3,845,045)
Deferred revenue	3,347,592	106,545
Employee entitlements	145,651	238,262
Accounts payable and accrued expenses	(110,846)	1,822,020

Net cash used in operating activities	(501,196)	(4,423,447)

Cash flows from investing activities:
Purchases of property, plant and equipment	(248,232)	(748,447)

Net cash used in investing activities	(248,232)	(748,447)

Cash flows from financing activities:
Repayment of borrowings	(216,306)	(390,879)
Borrowing costs	0	(787,423)

Net cash used in financing activities	(216,306)	(1,178,302)

Net decrease in cash and cash equivalents	(965,734)	(6,350,196)
Cash and cash equivalents at beginning of period	14,350,307	16,329,829
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(166,243)	740,422

Cash and cash equivalents at end of period	13,218,330	10,720,055

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Organization of the Company

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Key aspects of our strategy include:

•	manufacturing products (test strips and analyzers) for our customers and future partners as required;

•	undertaking research and development work for our customers and partners;

•	providing post-market support services to our customers and partners;

•	extending our electrochemical cell technology and demonstrating the broader application of our technology platform for markets with significant commercial potential;

•	seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

Our plan of operations over the remainder of the fiscal year ending December 2016 is to:

•	manufacture products, undertake research and development work, and provide the necessary post-market support, for our customers and partners;

•	demonstrate the broader application of our technology platform for markets with significant commercial potential, focusing initially on enzymatic, immunoassay and molecular diagnostic point-of-care tests;

•	seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

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

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation testing market, pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and is now being released by Siemens in Europe and is available in the Middle East, Africa, Asia Pacific and Latin America. In July 2015, Siemens made a premarket 510(k) submission to the US Food and Drug Administration (“FDA”) for regulatory clearance to sell the Xprecia Stride™ Coagulation Analyzer in the US. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens. In April 2016 we put the development of our own Prothrombin Time International Normalized Ratio (“PT-INR”) testing device on hold in response to proposed regulatory changes, market factors and our cash management initiatives. When we recommence development, we will incorporate the lessons we derive from the Siemens’ product developments into our own products.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – we are working on demonstrating the broader application of our technology platform, including its application to diagnostic tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2015, included in the Form 10-K of Universal Biosensors, Inc.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For periods ended June 30, 2016 and December 31, 2015, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated condensed financial statements.

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

	Six Months Ended June 30,	Year Ended December 31,
	2016	2015
	A$	A$
Raw materials	214,357	270,683
Work in progress	49,726	52,841
Finished goods	0	31,744

	264,083	355,268

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

	Six Months Ended June 30,	Year Ended December 31,
	2016	2015
	A$	A$
Accounts receivable	5,417,672	3,153,584
Allowance for doubtful debts	0	0

	5,417,672	3,153,584

Property, Plant, and Equipment

Property, plant, and equipment are recorded at acquisition cost, less accumulated depreciation.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Research and development expenses for the relevant periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Research	233,477	294,498	649,812	511,087
Development	2,644,928	4,658,235	7,228,345	9,383,629

Research and development expenses	2,878,405	4,952,733	7,878,157	9,894,716

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

At December 31, 2015 the Company has A$32,032,988 of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$5,800,672 of non-refundable R&D tax offset as at December 31, 2015. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years. UBI has US tax losses available for carry forward against future earnings of US$1,011,321 as of December 31, 2015.

We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to and including the 2014 financial year have been filed. Internationally, consolidated income tax returns up to and including the 2015 financial year have been filed. The 2015 U.S. federal tax returns are expected to be filed during the third quarter of 2016.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Of the seven remaining milestones, the Company has delivered on four as of June 30, 2016. The milestone achieved subsequent to January 1, 2015 is as follows:

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997 as long as eligibility criteria are met. Generally speaking, entities which are an R&D entity involved in eligible R&D activities may claim research and development tax incentive as follows:

(1)	as a refundable tax offset if aggregate turnover (which generally means an entity’s total income that it derives in the ordinary course of carrying on a business, subject to certain exclusions) of the entity is less than A$20 million, or

(2)	as a non-refundable tax offset if aggregate turnover of the entity is more than A$20 million.

Historically, the Company has had aggregate turnover less than A$20 million and the Company’s research and development incentive income has been recognized as non-operating income as it is not indicative of the core operating activities or revenue producing goals of the Company. Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime described above. At each period end management estimates the refundable tax offset available to the Company based on available information at the time. This estimate is also reviewed by external tax advisors on an annual basis. The Company recorded research and development tax incentive income of A$1,979,785 and A$4,296,076, respectively for the three and six months ended June 30, 2015.

In the six months ended June 30, 2016 there is no reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2016 will be less than A$20 million and accordingly A$0 has been recorded as a research and development tax incentive income for the three and six months ended June 30, 2016. The eligible R&D activities and expenditures are able to be claimed as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

Research and development expenses, net of research and development tax incentive income for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Research and development expenses	2,878,405	4,952,733	7,878,157	9,894,716
Research and development tax incentive income	0	(1,979,785)	0	(4,296,076)

	2,878,405	2,972,948	7,878,157	5,598,640

The Company would be eligible to recognize A$1.2 million and A$3.5 million, respectively as a refundable research and development tax incentive income in respect of the three and six months ended June 30, 2016 should there be reasonable assurance that the aggregate turnover for the year will be less than A$20 million. The Company will review its forecasted aggregate turnover on a quarterly basis to determine if the R&D tax offsets are refundable or captured as part of the current year income tax computation.

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

The Company has recorded foreign currency transaction (gains)/losses of A$276,524 and (A$33,810) for the three months ended June 30, 2016 and 2015, respectively and (A$362,992) and A$642,285 for the six months ended June 30, 2016 and 2015, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at June 30, 2016.

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

Leased Assets

All of the Company’s leases for the periods ending June 30, 2016 and December 31, 2015 are considered operating leases. The costs of operating leases are charged to the consolidated condensed statements of comprehensive income on a straight-line basis over the lease term.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Apr-16	Dec-15	Jan-15	Jan-15
Exercise Price (A$)	0.50	0.45	0.00	0.23
Share Price at Grant Date (A$)	0.29	0.45	0.23	0.23
Volatility	70%	70%	72%	72%
Expected Life (years)	7	7	7	7
Risk Free Interest Rate	2.23%	2.56%	2.27%	2.27%
Fair Value of Option (A$)	0.08	0.26	0.23	0.14

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2015	9,709,661	0.99
Granted	9,035,000	0.50
Exercised	(77,500)	0.00
Lapsed	(2,478,334)	1.30

Balance at June 30, 2016	16,188,827	0.67

The number of options exercisable as at June 30, 2016 and June 30, 2015 was 6,216,282 and 8,434,729, respectively. The total stock compensation expense/(income) recognized in the consolidated condensed statements of comprehensive income was (A$1,707,683) and (A$37,162) for the three months ended June 30, 2016 and 2015, respectively and (A$1,705,725) and (A$89,128) for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, there was A$631,382 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized over the vesting years as follows:

Fiscal Year	A$
2016	434,855
2017	136,594
2018	59,933

631,382

The aggregate intrinsic value for all options outstanding as at June 30, 2016 and 2015 was zero.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The table below sets forth the RSUs issued by the Company since January 1, 2015:

	Number of Restricted Shares Issued	Market Value Restricted Shares Issued (A$)
January, 2015	282,555	64,988
July, 2015	4,347	1,000
December, 2015	142,208	63,994
February, 2016	15,000	6,000

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2015	542,816	0.35
Granted	15,000	0.40
Release of restricted shares	(49,796)	0.34

Balance at June 30, 2016	508,020	0.35

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
Six months ended June 30, 2016
Unrealized gain on derivative instruments	0	0	0
Reclassification for gains realized in net income	0	0	0

Other comprehensive gain	0	0	0

Six months ended June 30, 2015
Unrealized gain on derivative instruments	0	0	0
Reclassification for gains realized in net income	0	0	0

Other comprehensive gain	0	0	0

Reclassification

In March 2016, the Company identified an error in the 2015 quarterly consolidated condensed financial statements pertaining to the classification of interest payments within the Consolidated Condensed Statement of Cash Flows. As a result, the 2015 comparative cash flows have been revised to reclassify interest paid from financing to operating cash flows to conform to current year presentation. This results in a A$1,115,971 increase in net cash used in operating activities to A$4,423,447 as at June 30, 2015 and a corresponding change in cash flows from financing activities resulting in net cash used in financing activities of A$1,178,302 as at June 30, 2015. The Group concluded that this was not material to the consolidated condensed statements of cash flows for the quarter ended June 30, 2015 and there was no revision to the 2015 Consolidated Statement of Cash Flows nor any impact on pre-tax income, net income or earnings per share for the quarter ended June 30, 2015 and for the year ended December 31, 2015.

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

On May 9, 2016, the FASB issued ASU 2016-12 which amends certain aspects on the Board’s new revenue standard, ASU 2014-09. The amendments include further clarifications on collectibility, presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transaction and transition technical correction.

On May 3, 2016, the FASB issued ASU 2016-11 which rescinds certain SEC guidance from the FASB Accounting Standards Codification in response to announcements made by the SEC at the EITF’s March 3, 2016 meeting.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Mr. Denver is a director of the Company and SpeeDx. Talu Ventures Pty Ltd, of which Mr. Jane is a director, is a fund manager of a fund which holds approximately 33% of the issued shares in SpeeDx. Mr. Jane resigned as a director of the Company in March 2015. Until September 27, 2013, PFM Cornerstone Limited held approximately 6% of our shares (PFM Cornerstone Limited no longer holds any of our shares), and until June 2016, PFM Cornerstone Limited also held approximately 33% of the issued shares in SpeeDx. Messrs Denver and Hanley are directors of the Company and until June 28, 2016 were directors of PFM Cornerstone Limited. Mr. Hanley is now a director of Biotech Investment Holdings 1 Pty Ltd and Biotech Investment Holdings 2 Pty Ltd which each respectively own approximately 14% of the issued share capital of SpeeDx.

Mr. Coleman is a director of the Company and Executive Chairman of Viburnum Funds which holds a 14% interest in the Company.

Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
	US$	A$	US$	A$
2016	885,500		1,761,375
2017	1,756,563		1,756,563
2018	16,694,000		16,694,000
Thereafter	0		0

Total minimum payments	19,336,063		20,211,938
Less amount representing interest and other fees	(4,336,063)		(5,211,938)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus interest accretion	412,967		331,625

Total carrying value	14,597,312	19,657,032	14,515,970	19,868,560

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,597,312	19,657,032	14,515,970	19,868,560

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The carrying value of the borrowings approximates its fair value. The fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of June 30, 2016 and December 31, 2015, and are included in long term debt carrying value.

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

UBS paid a non-refundable fee of US$625,000 to the Lenders on the Closing Date (being 2.5% of the aggregate credit facility) and a non-refundable fee of US$200,000 to the Lenders in connection with the January 2015 amendment to the Credit Agreement. A 2% commitment fee based on any available unused borrowing commitment was paid by UBS under the Credit Agreement until July 31, 2015. The Lenders are also entitled to receive 30% of the net proceeds of milestone payments paid under the Collaboration Agreement by and among UBS, UBI and Siemens, up to a maximum of US$600,000 in the aggregate, of which US$300,000 was paid in February 2015 and the balance of US$300,000 was paid in August 2015 (upon receipt of two further milestone payments). UBS has also agreed to pay certain taxes arising in connection with the Credit Agreement and other Loan Documents, including withholding taxes. UBS has also agreed to pay certain reasonable out-of-pocket expenses incurred by the Lenders in connection with the loan documents, including the January 2015 amendment, or as may be incurred in connection with the enforcement or protection of their rights.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Form 10-K filed with the United States Securities and Exchange Commission (“SEC”). This Form 10-Q contains, including this discussion and analysis, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including statements relating to future events and our future financial performance. Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “may”, “assumes”, “illustration”, and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words.

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

Our Business

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Key aspects of our strategy include:

•	manufacturing products (test strips and analyzers) for our customers and future partners as required;

•	undertaking research and development work for our customers and partners;

•	providing post-market support services to our customers and partners;

•	extending our electrochemical cell technology and demonstrating the broader application of our technology platform for markets with significant commercial potential;

•	seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

Our plan of operations over the remainder of the fiscal year ending December 2016 is to:

•	manufacture products, undertake research and development work, and provide the necessary post-market support, for our customers and partners;

•	demonstrate the broader application of our technology platform for markets with significant commercial potential, focusing initially on enzymatic, immunoassay and molecular diagnostic point-of-care tests;

•	seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

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

Universal Biosensors, Inc.

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens in relation to a range of products for the point-of-care coagulation testing market pursuant to a Collaboration Agreement. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and is now being released by Siemens in Europe and is available in the Middle East, Africa, Asia Pacific and Latin America. In July 2015, Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia Stride™ Coagulation Analyzer in the US. Under the terms of a Supply Agreement with Siemens, UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens. In April 2016 we put the development of our own Prothrombin Time International Normalized Ratio (“PT-INR”) self-testing device on hold in response to proposed regulatory changes, market factors and our cash management initiatives. When we recommence development, we will incorporate the lessons we derive from the Siemens’ product developments into our own products.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement and a Development and Research Agreement with LifeScan.

•	Other electrochemical-cell based tests – we are working on demonstrating the broader application of our technology platform, including its application to diagnostic tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Results of Operations

Analysis of Consolidated Revenue

Our total revenue increased by 24% and 41% to A$5,401,513 and A$10,498,732, respectively during the three and six months ended June 30, 2016 compared to the same period in the previous financial year.

This increase is primarily due to the underlying increase in quarterly service fee revenues resulting from the increased sales of the OneTouch Verio® strips by LifeScan.

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured on behalf of Siemens during the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Revenue from products	0	344,289	183,480	416,406
Cost of goods sold	(53,425)	(273,026)	(240,569)	(340,166)

Production margin	(53,425)	71,263	(57,089)	76,240

Production margin (%)	0%	21%	-31%	18%

We commenced manufacture of the PT-INR test strips for Siemens during the third quarter of 2014. The volumes and production margin from the sale of our PT-INR strips is low, reflecting early stage production. We expect product revenues continuing to be low and volatile which is representative of a new product entrant within our industry.

There were no PT-INR test strips ordered by and sold to Siemens during the second quarter of 2016 as we believe:

•	Siemens have adequate existing inventory to service the markets in 2016 for those jurisdictions which have regulatory approvals; and

•	Siemens are working towards the FDA regulatory clearance to sell in the US before they place any further orders.

The current quarter’s cost of goods sold represents allocation of fixed overheads.

Universal Biosensors, Inc.

Revenue from Services

We provide various services to our customers and partners. The revenue is grouped into the following categories:

•	Product enhancement – a quarterly service fee based on the number of strips which falls within a valid claim of certain licensed patents sold by LifeScan is payable to us as an ongoing reward for our services and efforts to enhance the product;

•	Contract research and development – we undertake contract research and development on behalf of our customers and partners;

•	Other services – ad-hoc services provided on an agreed basis according to our customers and partners requirements.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Revenue from services:
Quarterly service fee	5,401,513	3,594,239	10,315,252	6,524,659
Other services	0	412,341	0	519,741

	5,401,513	4,006,580	10,315,252	7,044,400
Cost of services	0	(179,993)	0	(190,953)

Net margin	5,401,513	3,826,587	10,315,252	6,853,447

Quarterly service fee - The quarterly service fee paid by LifeScan increased by 50% and 58% during the three and six months ended June 30, 2016 compared to the same period in the previous financial year, reflecting ongoing market penetration and growth.

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement or with the agreement of Universal Biosensors. LifeScan has the option to give notice to convert the quarterly service fees, which it may only do so once it has paid cumulative quarterly service fees of US$45 million. As of June 30, 2016, LifeScan had paid cumulative quarterly service fees of US$29.1 million. Where it gives such notice, LifeScan is required to continue to pay the quarterly service fees for the remainder of the year in which notice is given, and at the end of that year, LifeScan must pay a one-time lump sum fee. This fee is calculated by multiplying the sum of all quarterly service fees for the relevant year in which notice is given by a multiplier (on a sliding scale from 2.4x if notice is given in 2016 to 2x if notice is given in 2018 and beyond). Following the payment of this one-time fee, LifeScan would have no further obligation to pay quarterly service fees to Universal Biosensors.

By way of illustration only, if the growth trend in quarterly service fees continues, there is a scenario in which cumulative quarterly service fees could reach US$45 million at September 30, 2017. Assume under this scenario, LifeScan gives notice to Universal Biosensors on October 1, 2017 that it is exercising its option to convert the quarterly service fees. If quarterly service fees for the financial year 2017 total US$17.5 million (with US$4 million from October 1 to December 31, 2017) and LifeScan elects to pay the one-time lump sum fee at the earliest possible date being January 1, 2018, we would receive US$62 million (equivalent to A$83.5 million) in payments under the Master Services and Supply Agreement from July 1, 2016. These payments would be calculated as follows:

•	US$19.5 million (equivalent to A$26.2 million) quarterly service fees from July 1, 2016 to September 30, 2017, (being quarterly service fees remaining which LifeScan would pay from July 1, 2016 until cumulative quarterly service fees reaches US$45 million); plus

•	US$4.0 million (equivalent to A$5.4 million) in quarterly service fees from October 1, 2017 to December 31, 2017 (being the remainder of the year in which notice is given); plus

•	US$38.5 million (equivalent to A$51.8 million) in one-time lump sum fee, equal to 2.2 multiplier (which is the applicable multiplier for 2017) by 2017 total quarterly service fees of US$16 million.

Universal Biosensors, Inc.

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

Contract research and development – The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. We did not perform or generate any revenue from contract research and development during the three and six months ended June 30, 2016 and 2015.

Other services—We generated revenues principally from Siemens based on work undertaken for them.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Quarterly service fee	5,401,513	3,594,239	10,315,252	6,524,659
Manufacturing contribution	(53,425)	71,263	(57,089)	76,240
Other services	0	232,348	0	328,788

Contribution from products & services	5,348,088	3,897,850	10,258,163	6,929,687

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

Our principal research and development activities can be described as follows:

(a) Blood coagulation testing

In September 2011 we entered into a Collaboration Agreement with Siemens which was amended in September 2012 and March 2016, pursuant to which we will develop a range of test strips and reader products for the hospital point-of-care and alternative site coagulation testing markets. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and was released by Siemens in Europe. In July 2015, Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia Stride™ Coagulation Analyzer in the US. In 2012, we entered into a Supply Agreement with Siemens which was amended in March 2016 under which we manufacture and supply the test strips for this product and will manufacture and supply the test strips for two further tests still in development with Siemens. In April 2016 we put the development of our own Prothrombin Time International Normalized Ratio (“PT-INR”) self-testing device on hold in response to proposed regulatory changes, market factors and our cash management initiatives. When we recommence development, we will incorporate the lessons we derive from the Siemens’ product developments into our own products.

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Research	233,477	294,498	649,812	511,087
Development	2,644,928	4,658,235	7,228,345	9,383,629

Research and development expenses	2,878,405	4,952,733	7,878,157	9,894,716

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

Universal Biosensors, Inc.

Research and development expenditure principally reflects the effort required in product development of the tests we are developing. Research and development expenditure decreased by 42% and 20% for the three and six months ended June 30, 2016, respectively compared to the same period in the previous financial year. Cost containment and reversal of options expense for departing employees have led to the reduction in research and development expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Research and development expenses	2,878,405	4,952,733	7,878,157	9,894,716
Research and development tax incentive income	0	(1,979,785)	0	(4,296,076)

	2,878,405	2,972,948	7,878,157	5,598,640

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Depreciation	632,433	593,341	1,272,399	1,165,643
Share based payments	(1,291,698)	(27,900)	(1,290,227)	(66,913)

	(659,265)	565,441	(17,828)	1,098,730

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended June 30, 2016 and 2015 were A$1,989,010 and A$2,381,722, respectively and A$4,098,962 and A$4,765,295 for the six months ended June 30, 2016 and 2015, respectively.

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal, audit and accounting services. Decrease in general and administrative expenses occurred as a result of reversal of options for departing employees and also reflect management’s ongoing efforts to restrict spending on non-core activities.

Universal Biosensors, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
General and administrative expenses	1,038,194	1,502,167	2,532,164	3,126,298

The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Depreciation	26,726	31,689	51,397	63,837
Share based payments	(415,985)	(9,262)	(415,498)	(22,215)

	(389,259)	22,427	(364,101)	41,622

Interest Income

Interest income decreased by 41% and 49% during the three and six months ended June 30, 2016 compared to the same period in the previous financial year. The decrease in interest income is generally attributable to the lower amount of funds available for investment in Australian currency and lower interest rates on offer. A large portion of our funds is held in US denominated currency which currently does not produce any investment interest.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Interest income	25,628	43,233	50,869	99,974

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Interest expense	2,812	7,084	5,624	9,918

Universal Biosensors, Inc.

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Interest expense	535,476	509,513	1,081,319	1,021,513
Warrants expense	54,703	52,339	110,464	104,354
Other debt issuance costs	128,917	190,692	259,650	654,245

	719,096	752,544	1,451,433	1,780,112

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Decreases in financing costs is primarily a result of the costs incurred during the first quarter of 2015 in extending UBI’s option to draw down a further US$10 million until July 31, 2015. This has been recorded as “Other debt issuance costs” and includes a one-time fee of US$200,000 and a commitment fee of 2% of the unused borrowing commitment under the Credit Agreement. The commitment fee ceased to be charged as at July 31, 2015.

Other

Recorded under this caption are primarily research and development tax incentive income and foreign exchange movements. Research and development tax incentive income for the three months ended June 30, 2016 and 2015 were A$Nil and A$1,979,785, respectively and A$Nil and A$4,296,076, respectively for the six months ended June 30, 2016 and 2015. The balance is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

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

The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997. Generally speaking, entities which are an R&D entity involved in eligible R&D activities may claim research and development tax incentive as follows:

(1)	a 45% refundable tax offset for entities with an aggregated turnover of less than A$20 million per annum (note the current legislative rate is 45% but the Australian Government has announced that it intends on proceeding with the reduction in rate to 43.5%), or
(2)	a 40% non-refundable tax offset for all other entities (note the current legislative rate is 40% but the Australian Government has announced that it intends on proceeding with the reduction in rate to 38.5%).

Historically, the Company has had aggregate turnover less than A$20 million and the Company’s research and development incentive income has been recognized as non-operating income as it is not indicative of the core operating activities or revenue producing goals of the Company. Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime described above. At each period end management estimates the refundable tax offset available to the Company based on available information at the time. This estimate is also reviewed by external tax advisors on an annual basis. The Company recorded research and development tax incentive income of A$1,979,785 and A$4,296,076, respectively for the three and six months ended June 30, 2015.

Universal Biosensors, Inc.

In the six months ended June 30, 2016 there is no reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2016 will be less than A$20 million and accordingly A$0 has been recorded as a research and development tax incentive income for the three and six months ended June 30, 2016. The eligible R&D activities and expenditures are able to be claimed as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

Research and development expenses, net of research and development tax incentive income for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Research and development expenses	2,878,405	4,952,733	7,878,157	9,894,716
Research and development tax incentive income	0	(1,979,785)	0	(4,296,076)

	2,878,405	2,972,948	7,878,157	5,598,640

The Company would be eligible to recognize A$1.2 million and A$3.5 million, respectively as a refundable research and development tax incentive income in respect of the three and six months ended June 30, 2016 should there be reasonable assurance that the aggregate turnover for the year is less than A$20 million. The Company will review its forecasted aggregate turnover on a quarterly basis to determine if the R&D tax offsets are refundable or captured as part of the current year income tax computation.

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

Universal Biosensors, Inc.

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets/(Liabilities)

Our net financial assets/(liabilities) position is shown below:

	Six Months Ended June 30,	Year Ended December 31,
	2016	2015
	A$	A$
Financial assets:
Cash and cash equivalents	13,218,330	14,350,307
Accounts receivables	5,417,672	3,153,584

Total financial assets	18,636,002	17,503,891

Debt:
Short term borrowings	108,153	324,459
Long term secured loan	19,657,032	19,868,560

Total debt	19,765,185	20,193,019

Net financial assets/(liabilities)	(1,129,183)	(2,689,128)

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

To a large extent, increase in receivables has resulted in an improvement to our net financial asset position. Receivables have increased due to an increase in quarterly service fees. Note a major portion of our net financial assets/(liabilities) is denominated in USD, including the long term secured loan hence is subject to variation with movements in exchange rates.

Universal Biosensors, Inc.

We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months.

The carrying value of the cash and cash equivalents and the accounts receivable approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized as at June 30, 2016 or for the year ended December 31, 2015.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At June 30, 2016 and December 31, 2015, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at June 30, 2016 and December 31, 2015. We recognized gains of nil for the periods ended June 30, 2016 and December 31, 2015. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended June 30, 2016 and December 31, 2015. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Six Months Ended June 30,	Year Ended December 31,
	2016	2015
	A$	A$
Cash and cash equivalents	13,218,330	14,350,307
Working capital	25,080,651	24,041,164
Ratio of current assets to current liabilities	6.70 : 1	6.03 : 1
Shareholders’ equity per common share	0.06	0.08

The movement in cash and cash equivalents and working capital during the above periods was primarily due to outflows arising from the effort required to complete the development of the new products, servicing of the secured loan and the timing of payments and accruals in the ordinary course of business. The outflows has exceeded the inflows, including increased quarterly service fees from LifeScan and prepayment of a milestone of US$2.5 million in April 2016 from Siemens.

We have not identified any collection issues with respect to receivables.

Universal Biosensors, Inc.

Summary of Cash Flows

	Six Months Ended June 30,
	2016	2015
	A$	A$
Cash provided by/(used in):
Operating activities	(501,196)	(4,423,447)
Investing activities	(248,232)	(748,447)
Financing activities	(216,306)	(1,178,302)

Net decrease in cash and cash equivalents	(965,734)	(6,350,196)

Our net cash used in operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, interest on our long term secured loan and general and administrative expenditure. A better operating position is reflected in the first half of 2016 due to increased quarterly service fees and the prepayment of US$2.5 million milestone payment from Siemens.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment in preparation for anticipated growth in coagulation strip manufacturing volumes.

Our net cash used in financing activities for the current period represents repayment of our short-term borrowings which relates to the financing of our insurance premiums. Likewise, a sum of A$390,879 included with our financing activities for the six months ended June 30, 2015 represents repayment of such borrowings. The balance is represented by debt issuance costs pursuant to the Credit Agreement and includes a one-off cost of US$200,000 incurred during the first quarter of 2015 in extending UBI’s option to draw down a further US$10 million until 31 July, 2015 and US$300,000, being 30% of the net proceeds of the milestone payment received from Siemens, paid to the lenders in the first quarter of 2015. Pursuant to the Athyrium Credit Agreement, the lenders are entitled to be paid a maximum of US$600,000 in the aggregate from milestones received from Siemens.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2016 are:

A$
Less than 1 year	577,997
1 – 3 years	1,208,471
3 – 5 years	0
More than 5 years	0

Total minimum lease payments	1,786,468

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Universal Biosensors, Inc.

Contractual Obligations

Our future contractual obligations at June 30, 2016 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	0	2,600,000	0
Operating Lease Obligations (2)	1,786,468	577,997	1,208,471	0	0
Purchase Obligations (3)	1,234,029	1,234,029	0	0	0
Long term secured loan (4)	19,657,032	0	19,657,032	0	0
Financing costs (5)	5,839,029	1,192,432	4,646,597	0	0
Other liability (6)	3,223,570	348,661	2,874,909	0	0
Other Long-Term Liabilities on Balance Sheet (7)	147,605	0	129,850	15,858	1,897

Total	34,487,733	3,353,119	28,516,859	2,615,858	1,897

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders
(4)	US$15 million payable to the lenders on maturity date pursuant to the Credit Agreement
(5)	Interest and other debt issuance costs payable to the lenders pursuant to the Credit Agreement
(6)	Represents patent fees and marketing support fees payable to LifeScan
(7)	Represents long service leave owing to the employees.

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

The Company has recorded foreign currency transaction (gains)/losses of A$276,524 and (A$33,810) for the three months ended June 30, 2016 and 2015, respectively and (A$362,992) and A$642,285 for the six months ended June 30, 2016 and 2015, respectively. For further details, see Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies – Foreign Currency.

Interest Rate Risk

Since the majority of our investments are in cash and cash equivalents in U.S. or Australian dollars, our interest income is not materially affected by changes in the general level of U.S. and Australian interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Our investment portfolio is subject to interest rate risk but due to the short duration of our investment portfolio, we believe an immediate 10% change in interest rates would not be material to our financial condition or results of operations.

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

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements text	Filed herewith

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Andrew Denver
Date: July 21, 2016		Andrew Denver
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: July 21, 2016		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated July 21, 2016

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith