Form 10-Q
period 2016-09-30
UNIVERSAL BIOSENSORS INC
filed 2016-10-20
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 176,205,084 shares of Common Stock, U.S.$0.0001 par value, outstanding as of October 20, 2016.

UNIVERSAL BIOSENSORS, INC.

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Consolidated condensed balance sheets at September 30, 2016 and December 31, 2015 (unaudited)	1

	2)	Consolidated condensed statements of comprehensive income for the three months and nine months ended September 30, 2016 and 2015 (unaudited)	2

	3)	Consolidated condensed statements of changes in stockholder’s equity and comprehensive income for the period ended September 30, 2016 and 2015 (unaudited)	3

	4)	Consolidated condensed statements of cash flows for the nine months ended September 30, 2016 and 2015 (unaudited)	4

	5)	Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		25

Item 3	Quantitative and Qualitative Disclosures About Market Risk		39

Item 4	Controls and Procedures		40

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		41

Item 1A	Risk Factors		41

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		41

Item 3	Defaults Upon Senior Securities		41

Item 4	Mine Safety Disclosures		41

Item 5	Other Information		41

Item 6	Exhibits		41

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32 Exhibit 101

SIGNATURES			42

Unless otherwise noted, references on this Form 10-Q to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”).

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	September 30, 2016	December 31, 2015
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	21,640,490	14,350,307
Inventories, net	562,003	355,268
Accounts receivable	3,415,519	3,153,584
Prepayments	934,705	1,408,943
Other current assets	288,658	9,555,441

Total current assets	26,841,375	28,823,543
Non-current assets:
Property, plant and equipment	36,090,271	35,563,364
Less accumulated depreciation	(24,639,351)	(22,655,162)

Property, plant and equipment - net	11,450,920	12,908,202

Other non-current assets	3,220,000	3,220,000

Total non-current assets	14,670,920	16,128,202

Total assets	41,512,295	44,951,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	886,409	894,677
Accrued expenses	1,279,691	1,905,724
Borrowings	0	324,459
Other liability	1,681,804	354,387
Employee entitlements provision	1,524,984	1,303,132

Total current liabilities	5,372,888	4,782,379
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements provision	150,979	172,574
Long term secured loan	19,185,361	19,868,560
Other liability	1,370,744	3,099,323
Deferred revenue	4,399,925	1,173,204

Total non-current liabilities	27,707,009	26,913,661

Total liabilities	33,079,897	31,696,040

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2016 (2015: nil)	0	0
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 176,205,084 shares in 2016 (2015: 176,112,584)	17,621	17,611
Additional paid-in capital	92,951,391	94,419,308
Accumulated deficit	(80,882,902)	(74,306,486)
Current year loss	(3,355,400)	(6,576,416)
Accumulated other comprehensive income	(298,312)	(298,312)

Total stockholders’ equity	8,432,398	13,255,705

Total liabilities and stockholders’ equity	41,512,295	44,951,745

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Revenue
Revenue from products	0	552,617	183,480	969,023
Revenue from services	3,287,296	5,445,093	13,602,548	12,489,493

Total revenue	3,287,296	5,997,710	13,786,028	13,458,516
Operating costs & expenses
Cost of goods sold	31,899	458,644	272,468	798,810
Cost of services	0	48,751	0	239,704

Total cost of goods sold & services	31,899	507,395	272,468	1,038,514

Contribution from products & services	3,255,397	5,490,315	13,513,560	12,420,002
Other operating costs & expenses
Research and development	3,947,392	4,987,015	11,825,549	14,881,731
General and administrative	1,408,212	1,529,799	3,940,376	4,656,097

Total operating costs & expenses	5,355,604	6,516,814	15,765,925	19,537,828

Loss from operations	(2,100,207)	(1,026,499)	(2,252,365)	(7,117,826)
Other income/(expense)
Interest income	89,669	104,885	140,538	204,859
Interest expense	(2,812)	(4,250)	(8,436)	(14,168)
Financing costs	(716,088)	(778,102)	(2,167,521)	(2,558,214)
Other	567,155	1,541,108	932,384	5,194,898

Total other income/(expense)	(62,076)	863,641	(1,103,035)	2,827,375
Net loss before tax	(2,162,283)	(162,858)	(3,355,400)	(4,290,451)
Income tax benefit/(expense)	0	0	0	0

Net loss	(2,162,283)	(162,858)	(3,355,400)	(4,290,451)

Earnings per share
Basic and diluted net loss per share	(0.01)	(0.00)	(0.02)	(0.02)
Other comprehensive gain, net of tax:
Reclassification for (losses)/gains realised in net income	0	0	0	0

Other comprehensive (loss)/gain	0	0	0	0

Comprehensive loss	(2,162,283)	(162,858)	(3,355,400)	(4,290,451)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

	Ordinary shares		Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2015	175,610,978	17,561	94,328,182	(74,306,486)	(298,312)	19,740,945
Net loss	0	0	0	(4,290,451)	0	(4,290,451)
Shares issued to employees	286,902	29	65,959	0	0	65,988
Stock option expense	0	0	(109,674)	0	0	(109,674)

Balances at September 30, 2015	175,897,880	17,590	94,284,467	(78,596,937)	(298,312)	15,406,808

Balances at January 1, 2016	176,112,584	17,611	94,419,308	(80,882,902)	(298,312)	13,255,705
Net loss	0	0	0	(3,355,400)	0	(3,355,400)
Exercise of stock options issued to employees	77,500	8	(8)	0	0	0
Shares issued to employees	15,000	2	5,998	0	0	6,000
Stock option expense	0	0	(1,473,907)	0	0	(1,473,907)

Balances at September 30, 2016	176,205,084	17,621	92,951,391	(84,238,302)	(298,312)	8,432,398

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	A$	A$
Cash flows from operating activities:
Net loss	(3,355,400)	(4,290,451)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,987,375	2,023,042
Share based payments expense	(1,473,907)	(109,674)
Loss on fixed assets disposal	1,280	0
Unrealized foreign exchange losses/(gains)	(314,883)	1,281,106
Financing costs - amortization of warrants	164,895	161,856
Change in assets and liabilities:
Inventory	(206,735)	(141,328)
Accounts receivables	(261,935)	(446,810)
Prepaid expenses and other current assets	9,254,126	1,755,010
Deferred revenue	3,226,721	(392,428)
Employee entitlements	206,256	299,299
Accounts payable and accrued expenses	(768,589)	1,986,572

Net cash provided by operating activities	8,459,204	2,126,194

Cash flows from investing activities:
Purchases of property, plant and equipment	(311,351)	(1,080,837)

Net cash used in investing activities	(311,351)	(1,080,837)

Cash flows from financing activities:
Proceeds from borrowings	0	0
Repayment of borrowings	(324,459)	(498,890)
Borrowing costs	0	(1,230,354)

Net cash used in financing activities	(324,459)	(1,729,244)

Net increase/(decrease) in cash and cash equivalents	7,823,394	(683,887)
Cash and cash equivalents at beginning of period	14,350,307	16,329,829
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(533,211)	1,706,705

Cash and cash equivalents at end of period	21,640,490	17,352,647

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

Our plan of operations over the remainder of the fiscal year ending December 31, 2016 is to:

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

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation testing market, pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and US Food and Drug Administration (“FDA”) approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available in Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens. In April 2016 we put the development of our own Prothrombin Time International Normalized Ratio (“PT-INR”) testing device on hold in response to proposed regulatory changes, market factors and our cash management initiatives. When we recommence development, we will incorporate the lessons we derive from the Siemens’ product developments into our own products.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – we are working on demonstrating the broader application of our technology platform, including its application to diagnostic tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2015, included in the Form 10-K of Universal Biosensors, Inc.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For periods ended September 30, 2016 and December 31, 2015, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated condensed financial statements.

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

	Nine Months Ended September 30,	Year Ended December 31,
	2016	2015
	A$	A$
Raw materials	236,619	270,683
Work in progress	325,384	52,841
Finished goods	0	31,744

	562,003	355,268

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

	Nine Months Ended September 30,	Year Ended December 31,
	2016	2015
	A$	A$
Accounts receivable	3,415,519	3,153,584
Allowance for doubtful debts	0	0

	3,415,519	3,153,584

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

Research and development expenses for the relevant periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Research	262,097	404,688	911,909	915,775
Development	3,685,295	4,582,327	10,913,640	13,965,956

Research and development expenses	3,947,392	4,987,015	11,825,549	14,881,731

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

We are subject to income taxes in the United States and Australia. U.S. federal income tax returns up to and including the 2015 financial year have been filed. Internationally, consolidated income tax returns up to and including the 2015 financial year have been filed.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Of the seven milestones, the Company has delivered on four as of September 30, 2016. The milestone achieved subsequent to January 1, 2015 is as follows:

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

(2)	as a non-refundable tax offset if aggregate turnover of the entity is more than A$20 million.

Historically, the Company has had aggregate turnover less than A$20 million and the Company’s research and development incentive income has been recognized as non-operating income as it is not indicative of the core operating activities or revenue producing goals of the Company. Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime described above. At each period end management estimates the refundable tax offset available to the Company based on available information at the time. This estimate is also reviewed by external tax advisors on an annual basis. Research and development tax incentive income for the three months ended September 30, 2016 and 2015 were A$162,172 and A$2,425,052, respectively and A$162,172 and A$6,721,128, respectively for the nine months ended September 30, 2016 and 2015. Research and development tax incentive income recorded for the current financial period relates to under accrual of the receivable in the previous financial year. For the financial year ended December 31, 2015, we had recorded a receivable of $9,200,000 based on our original estimate. We however claimed and received an amount of A$9,362,172 from the Australian Government in September 2016 following a change in original estimate.

In the nine months ended September 30, 2016 there is no reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2016 will be less than A$20 million and accordingly for the current financial years research and development costs recovery, A$0 has been recorded as a research and development tax incentive income for the three and nine months ended September 30, 2016. The eligible R&D activities and expenditures are able to be claimed as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

Research and development expenses, net of research and development tax incentive income for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Research and development expenses	3,947,392	4,987,015	11,825,549	14,881,731
Research and development tax incentive income	(162,172)	(2,425,052)	(162,172)	(6,721,128)

	3,785,220	2,561,963	11,663,377	8,160,603

The Company would be eligible to recognize A$1.8 million and A$5.3 million, respectively as a refundable research and development tax incentive income for research and development costs incurred in the current financial year in respect of the three and nine months ended September 30, 2016 should there be reasonable assurance that the aggregate turnover for the year will be less than A$20 million. Currently, the primary factors that will influence whether our aggregate turnover for the year will be less than A$20 million are the value of quarterly service fees from LifeScan and exchange rate movements between USD and AUD. Although trends currently indicate that our aggregate turnover for the year will be slightly less than A$20 million, neither the LifeScan sales nor the exchange rates are under our control. Accordingly, we do not currently have a reasonable assurance that aggregate turnover will be less than A$20 million. The Company will review its forecasted aggregate turnover on a quarterly basis to determine if the R&D tax offsets are refundable or captured as part of the current year income tax computation.

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

The Company has recorded foreign currency transaction gains/(losses) of A$406,265 and (A$883,943) for the three months ended September 30, 2016 and 2015, respectively and A$769,257 and (A$1,526,228) for the nine months ended September 30, 2016 and 2015, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at September 30, 2016.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Marketing Support Payment

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first calendar year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. LifeScan has sold just over 900 million strips in the 2015 financial year. Management has concluded that this loss contingency be accrued in 2015 as “Other liability” in consolidated balance sheets as it is both probable and the amount can be reliably estimated. The total amount of marketing support payments to be paid to LifeScan is US$2,048,602 (equivalent to A$2,684,931).

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

Leased Assets

All of the Company’s leases for the periods ending September 30, 2016 and December 31, 2015 are considered operating leases. The costs of operating leases are charged to the consolidated condensed statements of comprehensive income on a straight-line basis over the lease term.

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Apr-16	Dec-15	Jan-15	Jan-15
Exercise Price (A$)	0.50	0.45	0.00	0.23
Share Price at Grant Date (A$)	0.29	0.45	0.23	0.23
Volatility	70%	70%	72%	72%
Expected Life (years)	7	7	7	7
Risk Free Interest Rate	2.23%	2.56%	2.27%	2.27%
Fair Value of Option (A$)	0.08	0.26	0.23	0.14

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2015	9,709,661	0.99
Granted	9,035,000	0.50
Exercised	(77,500)	0.00
Lapsed	(2,658,992)	1.25

Balance at September 30, 2016	16,008,169	0.67

The number of options exercisable as at September 30, 2016 and September 30, 2015 was 8,746,124 and 8,303,483, respectively. The total stock compensation income/(expense) recognized in the consolidated condensed statements of comprehensive income was (A$231,818) and A$20,546 for the three months ended September 30, 2016 and 2015, respectively and A$1,473,907 and A$109,674 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, there was A$352,382 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized over the vesting years as follows:

Fiscal Year	A$
2016	155,855
2017	136,594
2018	59,933

352,382

The aggregate intrinsic value for all options outstanding as at September 30, 2016 and 2015 was zero.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

The table below sets forth the RSUs issued by the Company since January 1, 2015:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
January, 2015	282,555	64,988
July, 2015	4,347	1,000
December, 2015	142,208	63,994
February, 2016	15,000	6,000

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2015	542,816	0.35
Granted	15,000	0.40
Release of restricted shares	(51,836)	0.35

Balance at September 30, 2016	505,980	0.35

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
Nine months ended September 30, 2015
Unrealized gain on derivative instruments	0	0	0
Reclassification for gains realized in net income	0	0	0

Other comprehensive gain	0	0	0

Nine months ended September 30, 2016
Unrealized gain on derivative instruments	0	0	0
Reclassification for gains realized in net income	0	0	0

Other comprehensive gain	0	0	0

Reclassification

In March 2016, the Company identified an error in the 2015 quarterly consolidated condensed financial statements pertaining to the classification of interest payments within the Consolidated Condensed Statement of Cash Flows. As a result, the 2015 comparative cash flows have been revised to reclassify interest paid from financing to operating cash flows to conform to current year presentation. This results in a A$1,746,669 decrease in net cash provided by operating activities to A$2,126,194 as at September 30, 2015 and a corresponding change in cash flows from financing activities resulting in net cash used in financing activities of A$1,729,244 as at September 30, 2015. The Group concluded that this was not material to the consolidated condensed statements of cash flows for the quarter ended September 30, 2015 and there was no revision to the 2015 Consolidated Statement of Cash Flows nor any impact on pre-tax income, net income or earnings per share for the quarter ended September 30, 2015 and for the year ended December 31, 2015.

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

On May 9, 2016, the FASB issued ASU 2016-12 which amends certain aspects on the Board’s new revenue standard, ASU 2014-09. The amendments include further clarifications on collectability, presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transaction and transition technical correction.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

On August 26, 2016, the FASB issued ASU 2016-15, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU’s amendments add or clarify guidance on eight cash flow issues:

•	Debt prepayment or debt extinguishment costs.

•	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing.

•	Contingent consideration payments made after a business combination.

•	Proceeds from the settlement of insurance claims.

•	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies.

•	Distributions received from equity method investees.

•	Beneficial interests in securitization transactions.

•	Separately identifiable cash flows and application of the predominance principle.

For public business entities, the guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities. The Company has adopted this guidance and it has not had a material impact on the Company’s financial statements.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
	US$	A$	US$	A$
2016	442,750		1,761,375
2017	1,756,563		1,756,563
2018	16,694,000		16,694,000
Thereafter	0		0

Total minimum payments	18,893,313		20,211,938
Less amount representing interest and other fees	(3,893,313)		(5,211,938)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus interest accretion	454,085		331,625

Total carrying value	14,638,430	19,185,361	14,515,970	19,868,560

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,638,430	19,185,361	14,515,970	19,868,560

The carrying value of the borrowings approximates its fair value. The fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of September 30, 2016 and December 31, 2015, and are included in long term debt carrying value.

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

Other

In December 2014, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2015 insurance premium. The total amount financed was A$498,890 at inception which in September 2015 was fully repaid. Interest was charged at a fixed rate of 2.84% per annum. In December 2015, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2016 insurance premium. The total amount financed was A$360,510 at inception and the short-term borrowing was fully repaid in September 2016. Interest was being charged at a fixed rate of 2.60% per annum. The short-term borrowing was secured by the insurance premium refund.

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

Universal Biosensors, Inc.

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens in relation to a range of products for the point-of-care coagulation testing market pursuant to a Collaboration Agreement. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and FDA approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available in Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. Under the terms of a Supply Agreement with Siemens, UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens. In April 2016 we put the development of our own Prothrombin Time International Normalized Ratio (“PT-INR”) self-testing device on hold in response to proposed regulatory changes, market factors and our cash management initiatives. When we recommence development, we will incorporate the lessons we derive from the Siemens’ product developments into our own products.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement and a Development and Research Agreement with LifeScan.

•	Other electrochemical-cell based tests – we are working on demonstrating the broader application of our technology platform, including its application to diagnostic tests based on enzymatic, immunoassay and molecular diagnostic methods. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Results of Operations

Analysis of Consolidated Revenue

As discussed in more detail below, the quarter ending September 30, 2016 was impacted by a number of factors including:

•	the per-strip service fees we receive from LifeScan on the sales of OneTouch Verio® strips are based on volume. Per-strip fees are US$1.25 per strip for all strips in a year below 500 million and reduce to US$0.75 per strip once sales exceed 500 million strips in any given year. Strong sales of the OneTouch Verio® strips this year meant that the lower per-strip fees have applied since the second quarter of 2016. In 2015, the 500 million volume threshold was only achieved in the third quarter. A combination of both the higher and lower strip fee rate applied in the third quarter of 2015. Accordingly, notwithstanding the volume of strips sold being higher in the third quarter of 2016 than in the same quarter in 2015, our revenue from service fees in the third quarter of 2016 declined when compared to the corresponding quarter in 2015;

•	Siemens continue to sell inventory purchased from us in prior quarters. Accordingly, there was a lack of revenue from manufacturing revenue from Siemens in the current quarter. We have only generated manufacturing revenue from Siemens in the first quarter of 2016;

•	none of the three remaining Siemens development milestones payments were achieved or recognized during the quarter. By comparison, during the third quarter of 2015, we recognized $1.96 million as contract research and development revenue from the achievement of development milestones; and

•	we have determined not to recognize R&D tax credits in the quarter because we do not have a reasonable assurance that we will achieve the eligibility criteria of having aggregated turnover of less than A$20 million per annum.

Our total revenue decreased by 45% to A$3,287,296 during the quarter ended September 30, 2016 compared to the same quarter in the previous financial year. However our overall total revenue increased by 2% to A$13,786,028, for the nine months ended September 30, 2016 when compared to the same period in the previous financial year.

Universal Biosensors, Inc.

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured on behalf of Siemens during the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Revenue from products	0	552,617	183,480	969,023
Cost of goods sold	(31,899)	(458,644)	(272,468)	(798,810)

Production margin	(31,899)	93,973	(88,988)	170,213

We commenced manufacture of the PT-INR test strips for Siemens during the third quarter of 2014. The volumes and production margin from the sale of our PT-INR strips is low, reflecting early stage production. We expect product revenues continuing to be low and volatile in the short term which is representative of a new product entrant within our industry.

There were no PT-INR test strips sold to Siemens during the third quarter of 2016. Strips have however been ordered by Siemens and are currently being manufactured for delivery within the next 3 to 6 months.

The current quarter’s cost of goods sold represents allocation of fixed overheads.

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

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Revenue from services:
Quarterly service fee	3,287,296	3,357,922	13,602,548	9,882,581
Contract research and development	0	1,955,340	0	1,955,340
Other services	0	131,831	0	651,572

	3,287,296	5,445,093	13,602,548	12,489,493
Cost of services	0	(48,751)	0	(239,704)

Net margin	3,287,296	5,396,342	13,602,548	12,249,789

Quarterly service fee - The quarterly service fee paid by LifeScan decreased by 2% during the three months ended September 30, 2016 when compared to the corresponding quarter. The quarterly service fee paid by LifeScan increased by 38% during nine months ended September 30, 2016 compared to the same period in the previous financial year, reflecting ongoing market penetration and growth. Despite significant growth in volume during the above periods, quarterly service fee revenue decreased as a result of a lower per-strip fees used for calculating quarterly service fees in the third quarter of 2016 when compared to the same period in 2015. The higher quarterly service fee per strip applied until part of the way through the third quarter of 2015 whereas, by virtue of stronger sales, the lower quarterly service fee per strip has applied since the second quarter of 2016. Quarterly service fees are invoiced and received in USD. Accordingly, quarterly service fees were impacted by the weakening of the AUD against the USD over the periods covered above.

Universal Biosensors, Inc.

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement or with the agreement of Universal Biosensors. LifeScan has the option to give notice to convert the quarterly service fees, which it may only do so once it has paid cumulative quarterly service fees of US$45 million. As of September 30, 2016, LifeScan had paid cumulative quarterly service fees of US$31.7 million. Where it gives such notice, LifeScan is required to continue to pay the quarterly service fees for the remainder of the year in which notice is given, and at the end of that year, LifeScan must pay a one-time lump sum fee. This fee is calculated by multiplying the sum of all quarterly service fees for the relevant year in which notice is given by a multiplier (on a sliding scale from 2.4x if notice is given in 2016 to 2x if notice is given in 2018 and beyond). Following the payment of this one-time fee, LifeScan would have no further obligation to pay quarterly service fees to Universal Biosensors.

By way of illustration only, if the growth trend in quarterly service fees continues, there is a scenario in which cumulative quarterly service fees could reach US$45 million at September 30, 2017. Assume under this scenario, LifeScan gives notice to Universal Biosensors on October 1, 2017 that it is exercising its option to convert the quarterly service fees. If quarterly service fees for the financial year 2017 total US$17.5 million (with US$4 million from October 1 to December 31, 2017) and LifeScan elects to pay the one-time lump sum fee at the earliest possible date being January 1, 2018, we would receive US$59.4 million (equivalent to A$77.8 million) in payments under the Master Services and Supply Agreement from October 1, 2016. These payments would be calculated as follows:

•	US$16.9 million (equivalent to A$22.1 million) quarterly service fees from October 1, 2016 to September 30, 2017, (being quarterly service fees remaining which LifeScan would pay from October 1, 2016 until cumulative quarterly service fees reaches US$45 million); plus

•	US$4.0 million (equivalent to A$5.2 million) in quarterly service fees from October 1, 2017 to December 31, 2017 (being the remainder of the year in which notice is given); plus

•	US$38.5 million (equivalent to A$50.5 million) in one-time lump sum fee, equal to 2.2 multiplier (which is the applicable multiplier for 2017) by 2017 total quarterly service fees of US$17.5 million.

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

Contract research and development – The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. We did not perform or generate any revenue from contract research and development during the nine months ended September 30, 2016. The revenue in 2015 represents the fourth milestone paid to the Company under the Collaboration Agreement when Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia Stride™ Coagulation Analyzer in the US. The Company received a payment of A$1,368,738 (equivalent to US$1.0 million) as consideration for this milestone in July 2015. A sum of A$1,955,340 (equivalent to US$1,428,571) has been recognized as revenue from services.

Other services - We generated revenues principally from Siemens based on work undertaken for them.

Universal Biosensors, Inc.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Quarterly service fee	3,287,296	3,357,922	13,602,548	9,882,581
Manufacturing contribution	(31,899)	93,973	(88,988)	170,213
Contract research and development	0	1,955,340	0	1,955,340
Other services	0	83,080	0	411,868

Contribution from products & services	3,255,397	5,490,315	13,513,560	12,420,002

The increase in year to date total contributions from products and services reflected in the table above is primarily represented by the growth in the quarterly service fee which has a 100% margin. The current quarter’s contribution from products and services has declined as a result of lower per-strip fees used for calculating quarterly service fees in the third quarter of 2016 when compared to the same period in 2015 despite volumes increasing and weakening of the AUD against the USD. There were no contract research and development work undertaken for the nine months ended September 30, 2016 whilst we recognized a milestone in July 2015.

The manufacturing contribution represents margins on the PT-INR strips for Siemens. Sales volumes and margins are low and the margins tend to fluctuate with low volumes, reflecting early stage production. We expect product revenues continuing to be low and volatile in the short term which is representative of a new product launch within our industry. Contribution from other services fluctuated over the period due to our partners R&D services requirements.

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

Our principal research and development activities can be described as follows:

(a) Blood coagulation testing

In September 2011 we entered into a Collaboration Agreement with Siemens which was amended in September 2012 and March 2016, pursuant to which we will develop a range of test strips and reader products for the hospital point-of-care and alternative site coagulation testing markets. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and is available for sale in Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. The Xprecia Stride™ Coagulation Analyzer received FDA approval on October 4, 2016. In 2012, we entered into a Supply Agreement with Siemens which was amended in March 2016 under which we manufacture and supply the test strips for this product and will manufacture and supply the test strips for two further tests still in development with Siemens. In April 2016 we put the development of our own Prothrombin Time International Normalized Ratio (“PT-INR”) self-testing device on hold in response to proposed regulatory changes, market factors and our cash management initiatives. When we recommence development, we will incorporate the lessons we derive from the Siemens’ product developments into our own products.

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Research	262,097	404,688	911,909	915,775
Development	3,685,295	4,582,327	10,913,640	13,965,956

Research and development expenses	3,947,392	4,987,015	11,825,549	14,881,731

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

Research and development expenditure principally reflects the effort required in product development of the tests we are developing. Research and development expenditure decreased by 21% for the three and nine months ended September 30, 2016, respectively compared to the same period in the previous financial year. Undertaking research and development activities in a targeted manner, cost containment and reversal of options expense for departing employees have led to the reduction in research and development expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Research and development expenses	3,947,392	4,987,015	11,825,549	14,881,731
Research and development tax incentive income	(162,172)	(2,425,052)	(162,172)	(6,721,128)

	3,785,220	2,561,963	11,663,377	8,160,603

Universal Biosensors, Inc.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Depreciation	564,000	592,458	1,836,399	1,758,102
Share based payments	175,350	(15,424)	(1,114,877)	(82,337)

	739,350	577,034	721,522	1,675,765

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended September 30, 2016 and 2015 were A$1,451,788 and A$1,981,141, respectively and A$5,550,750 and A$6,746,436 for the nine months ended September 30, 2016 and 2015, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
General and administrative expenses	1,408,212	1,529,799	3,940,376	4,656,097

The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Depreciation	31,327	31,638	82,724	95,476
Share based payments	56,468	(5,122)	(359,030)	(27,337)

	87,795	26,516	(276,306)	68,139

Interest Income

Interest income decreased by 15% and 31% during the three and nine months ended September 30, 2016 compared to the same period in the previous financial year. The decrease in interest income is generally attributable to the lower amount of funds available for investment in Australian currency and lower interest rates on offer. A large portion of our funds is held in US denominated currency which currently does not produce any investment interest.

Universal Biosensors, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Interest income	89,669	104,885	140,538	204,859

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Interest expense	2,812	4,250	8,436	14,168

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Interest expense	532,819	562,885	1,614,138	1,584,398
Warrants expense	54,431	57,502	164,895	161,856
Other debt issuance costs	128,838	157,715	388,488	811,960

	716,088	778,102	2,167,521	2,558,214

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Decreases in financing costs is primarily a result of the costs incurred during the first quarter of 2015 in extending UBI’s option to draw down a further US$10 million until July 31, 2015. This has been recorded as “Other debt issuance costs” and includes a one-time fee of US$200,000 and a commitment fee of 2% of the unused borrowing commitment under the Credit Agreement. The commitment fee ceased to be charged as at July 31, 2015. As the loan is denominated in USD, interest expense on the loan is subject to variation with movements in exchange rates.

Other

Recorded under this caption are primarily research and development tax incentive income and foreign exchange movements. Research and development tax incentive income for the three months ended September 30, 2016 and 2015 were A$162,172 and A$2,425,052, respectively and A$162,172 and A$6,721,128, respectively for the nine months ended September 30, 2016 and 2015. The balance is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

Research and development tax incentive income recorded for the current financial period relates to under accrual of the receivable in the previous financial year. For the financial year ended December 31, 2015, we had recorded a receivable of $9,200,000 based on our original estimate. We however claimed and received an amount of A$9,362,172 from the Australian Government in September 2016 following a change in original estimate.

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

The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997. Generally speaking, entities which are an R&D entity involved in eligible R&D activities may claim research and development tax incentive as follows:

(1)	a 45% refundable tax offset for entities with an aggregated turnover of less than A$20 million per annum (the legislative rate for tax year commencing 1 July 2016 will be reduced to 43.5%), or

(2)	a 40%% non-refundable tax offset for all other entities (the legislative rate for tax year commencing 1 July 2016 will be reduced to 38.5%).

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

In the nine months ended September 30, 2016 there is no reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2016 will be less than A$20 million and accordingly for the current financial years research and development costs recovery, A$0 has been recorded as a research and development tax incentive income for the three and nine months ended September 30, 2016. The eligible R&D activities and expenditures are able to be claimed as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

Research and development expenses, net of research and development tax incentive income for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	A$	A$	A$	A$
Research and development expenses	3,947,392	4,987,015	11,825,549	14,881,731
Research and development tax incentive income	(162,172)	(2,425,052)	(162,172)	(6,721,128)

	3,785,220	2,561,963	11,663,377	8,160,603

The Company would be eligible to recognize A$1.8 million and A$5.3 million, respectively as a refundable research and development tax incentive income for research and development costs incurred in the current financial year in respect of the three and nine months ended September 30, 2016 should there be reasonable assurance that the aggregate turnover for the year is less than A$20 million. The Company will review its forecasted aggregate turnover on a quarterly basis to determine if the R&D tax offsets are refundable or captured as part of the current year income tax computation.

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

Universal Biosensors, Inc.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets/(Liabilities)

Our net financial assets/(liabilities) position is shown below:

	Nine Months Ended September 30,	Year Ended December 31,
	2016	2015
	A$	A$
Financial assets:
Cash and cash equivalents	21,640,490	14,350,307
Accounts receivables	3,415,519	3,153,584

Total financial assets	25,056,009	17,503,891

Debt:
Short term borrowings	0	324,459
Long term secured loan	19,185,361	19,868,560

Total debt	19,185,361	20,193,019

Net financial assets/(liabilities)	5,870,648	(2,689,128)

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

To a large extent, receipt of the research and development tax incentive income of A$9,362,172 in September 2016 has resulted in an improvement to our net financial asset position. Note a major portion of our net financial assets/(liabilities) is denominated in USD, including the long term secured loan hence is subject to variation with movements in exchange rates.

We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months.

The carrying value of the cash and cash equivalents and the accounts receivable approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized as at September 30, 2016 or for the year ended December 31, 2015.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At September 30, 2016 and December 31, 2015, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at September 30, 2016 and December 31, 2015. We recognized gains of nil for the periods ended September 30, 2016 and December 31, 2015. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended September 30, 2016 and December 31, 2015. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Universal Biosensors, Inc.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Nine Months Ended September 30,	Year Ended December 31,
	2016	2015
	A$	A$
Cash and cash equivalents	21,640,490	14,350,307
Working capital	21,468,487	24,041,164
Ratio of current assets to current liabilities	5.00 : 1	6.03 : 1
Shareholders’ equity per common share	0.05	0.08

The movement in cash and cash equivalents and working capital during the above periods was primarily due to receipts in the ordinary course of business, outflows arising from the effort required to complete the development of the new products, servicing of the secured loan and the timing of payments and accruals in the ordinary course of business. The increased cash inflows are primarily a result of increased quarterly service fees from LifeScan, prepayment of a milestone of US$2.5 million in April 2016 from Siemens and the receipt of the research and development tax incentive income of A$9,362,172 received by the Company in September 2016.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	A$	A$
Cash provided by/(used in):
Operating activities	8,459,204	2,126,194
Investing activities	(311,351)	(1,080,837)
Financing activities	(324,459)	(1,729,244)

Net decrease in cash and cash equivalents	7,823,394	(683,887)

Our net cash used in operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, interest on our long term secured loan and general and administrative expenditure. An improved operating position is reflected for the nine month period ended September 30, 2016 due to increased quarterly service fees, prepayment of US$2.5 million milestone payment from Siemens, receipt of the research and development tax incentive income of A$9,362,172 and managements effort to contain costs and reduce wastage.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and for the various continuous improvement programs we are undertaking.

Our net cash used in financing activities for the current period represents repayment of our short-term borrowings which relates to the financing of our insurance premiums. Likewise, a sum of A$498,890 included with our financing activities for the nine months ended September 30, 2015 represents repayment of such borrowings. The balance is represented by debt issuance costs pursuant to the Credit Agreement and includes a one-off cost of US$200,000 incurred during the first quarter of 2015 in extending UBI’s option to draw down a further US$10 million until 31 July, 2015 and US$300,000, being 30% of the net proceeds of the milestone payment received from Siemens, paid to the lenders in the first quarter of 2015. Pursuant to the Athyrium Credit Agreement, the lenders are entitled to be paid a maximum of US$600,000 in the aggregate from milestones received from Siemens.

Universal Biosensors, Inc.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2016 are:

A$
Less than 1 year	582,965
1 – 3 years	902,877
3 – 5 years	0
More than 5 years	0

Total minimum lease payments	1,485,842

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at September 30, 2016 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	2,600,000	0	0
Operating Lease Obligations (2)	1,485,842	582,965	902,877	0	0
Purchase Obligations (3)	1,678,768	1,678,768	0	0	0
Long term secured loan (4)	19,185,361	0	19,185,361	0	0
Financing costs (5)	5,102,638	2,302,180	2,800,458	0	0
Other liability (6)	3,052,548	1,681,804	1,370,744	0	0
Other Long-Term Liabilities on Balance Sheet (7)	150,979	0	134,917	15,375	687

Total	33,256,136	6,245,717	26,994,357	15,375	687

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders
(4)	US$15 million payable to the lenders on maturity date pursuant to the Credit Agreement
(5)	Interest and other debt issuance costs payable to the lenders pursuant to the Credit Agreement
(6)	Represents patent fees and marketing support fees payable to LifeScan
(7)	Represents long service leave owing to the employees.

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

The Company has recorded foreign currency transaction gains/(losses) of A$406,265 and (A$883,943) for the three months ended September 30, 2016 and 2015, respectively and A$769,257 and (A$1,526,228) for the nine months ended September 30, 2016 and 2015, respectively. For further details, see Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies – Foreign Currency.

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

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended September 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements text	Filed herewith

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Andrew Denver
Date: October 20, 2016		Andrew Denver
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: October 20, 2016		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated October 20, 2016

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith