Form 10-K
period 2016-12-31
UNIVERSAL BIOSENSORS INC
filed 2017-03-21
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Shares of Common Stock, par value US$0.0001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was A$35,886,472 (equivalent to US$26,649,294) as of June 30, 2016.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 14, 2017:

Title of Class	Number of Shares
Common Stock, par value US$0.0001 per share	176,386,884

Documents incorporated by reference:

Certain information contained in the registrant’s definitive Proxy Statement for the 2017 annual meetings of stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Information contained on pages F-2 through F-46 of our Annual Report to Stockholders for the fiscal year ended December 31, 2016 (our “2016 Annual Report”) is incorporated by reference in our response to Items 7, 7A, 8 and 9A of Part II.

Unless otherwise noted, references on this Form 10-K to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”) and its wholly owned Canadian operating subsidiary, Hemostasis Reference Laboratory Inc. (“HRL”). Our principal place of business is located at 1 Corporate Avenue, Rowville, Victoria 3178, Australia. Our telephone number is +61 3 9213 9000. Unless otherwise noted, all references in this Form 10-K to “$”, “A$” or “dollars” and dollar amounts are references to Australian dollars. References to “US$” are references to United States dollars. References to “CAD$” are references to Canadian dollars.

FORWARD-LOOKING STATEMENTS

This Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, our customers and partners’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

The words “anticipates,” believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “projects,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. The forward-looking statements included in this Form 10-K do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in cautionary statements throughout this Form 10-K, particularly those set forth in section “Item 1A - Risk Factors.” However, new factors emerge from time to time and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except to the extent required by applicable law or regulation, we do not undertake to update or revise any forward-looking statements.

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

We were incorporated in the State of Delaware on September 14, 2001 and our shares of common stock in the form of CHESS Depositary Interests (“CDIs”) have been quoted on the Australian Securities Exchange (“ASX”) since December 13, 2006. Our securities are not currently traded on any other public market. Our wholly owned subsidiary and primary operating vehicle, Universal Biosensors Pty Ltd (“UBS”) was incorporated as a proprietary limited company in Australia on September 21, 2001. UBS conducts our primary research, development and manufacturing activities in Melbourne, Australia. A subsidiary of UBS, Hemostasis Reference Laboratory Inc. (“HRL”) was incorporated in British Columbia, Canada on November 30, 2016. On December 16, 2016, HRL acquired the Hemostasis Reference Laboratory business from LifeLabs, Inc. HRL conducts coagulation testing and calibration services for products we manufacture as well as for other international customers in Hamilton, Canada.

Our principal place of business is 1 Corporate Avenue, Rowville, Victoria 3178, Australia. Our principal telephone number in Australia is +61 3 9213 9000. Our agent for service in the United States is Corporation Service Company of 2711 Centerville Road, Suite 400, Wilmington, DE 19808, United States. HRL’s principal place of business is 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario and its registered office is 310-318 Homer Street, Vancouver, British Columbia V6B 2V2, Canada. We also maintain a website at www.universalbiosensors.com and HRL maintains a website at www.hemostasislab.com. The information contained in, or that can be accessed through, our websites is not part of this Form 10-K.

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

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – We are working with Siemens Healthcare Diagnostics Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation testing market, pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and US Food and Drug Administration (“FDA”) approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available in Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens.

•	Blood glucose – We provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – We are working on demonstrating the broader application of our technology platform. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Our Strategy

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Key aspects of our strategy for generating shareholder value include:

•	manufacturing products (test strips and analyzers) for our customers and future partners as required;

•	undertaking research and development work for our customers and partners;

•	providing support services to our customers and partners;

•	extending our electrochemical cell technology and demonstrating the broader application of our technology platform for markets with significant commercial potential; and

•	seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

Plan of Operations for the Remainder of the Fiscal Year Ending December 2017

Our plan of operations over the remainder of the fiscal year ending December 2017 is to:

•	manufacture products;

•	undertake research and development work for our customers and partners;

•	provide the necessary post-market support for our customers and partners;

•	demonstrate the broader application of our technology platform for markets with significant commercial potential, focusing initially on enzymatic, immunoassay and molecular diagnostic point-of-care tests; and

•	seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

Financial information about segments

We operate in one segment. Our principal activities are the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Although our products are intended for sale worldwide, we operate predominantly in one geographical area, that being Australia. For details of our revenues, profit and loss and total assets, refer to our 2016 Annual Report.

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

Point-of-care tests in development and partnering strategy

We are also working to demonstrate the broader application of our technology platform for markets with significant commercial potential across enzymatic, immunoassay and molecular diagnostic point-of-care tests. Our strategy is to apply the electrochemical cell technology to different fields and biomarkers and then to either enter into collaborative arrangements or strategic alliances with third parties to develop and commercialize products for those fields or, as the case may be, to complete the development of the products and commercialize them using distributors. To date, we have developed a blood glucose test with LifeScan and a coagulation PT-INR test with Siemens, both of which are now sold by LifeScan and Siemens, respectively. We intend to continue to work with Siemens to develop other test strip and reader products for the point-of-care coagulation market.

Principal Products and Services

UBS is the manufacturer of PT-INR coagulation test strips for Siemens’ Xprecia StrideTM Coagulation Analyzer. We intend to continue to work with Siemens to develop a range of other products for the point-of-care coagulation testing market which UBS expects to manufacture once approved for sale. UBS also conducts research and development to demonstrate the broader application of our technology platform.

UBS provides LifeScan with research and development services from time to time. Between 2009 and 2013, UBS acted as a non-exclusive manufacturer of blood glucose test strips for LifeScan’s OneTouch Verio® blood glucose testing product. While UBS no longer manufactures the OneTouch Verio® blood glucose test strips for LifeScan, under the Master Services and Supply Agreement, UBS continues to be paid the quarterly service fee based on the number of OneTouch Verio® strips sold, irrespective of the manufacturer of the strips in consideration of services provided. At any time after the end of the quarter following receipt by us of US$45 million in quarterly service fees, LifeScan has the option to give notice of conversion of the quarterly service fees. In the event notice is given, LifeScan is only required to the pay the quarterly service fees for the remainder of LifeScan’s financial year in which the notice was given. In addition, after the end of that financial year, LifeScan must pay a one-time lump sum fee. This one-time lump sum service fee is calculated by multiplying the sum of all quarterly service fees for the relevant financial year in which notice is given by a multiplier (2.2x if notice is given in 2017 or 2x if notice is given in 2018 and beyond). As of December 31, 2016, we had receipted cumulative quarterly service fees of US$31.6 million. The service fees for the quarter ending December 31, 2016 amounted to US$3.1 million and remained unpaid as at balance date. The cumulative quarterly service fees receipted and accrued as at December 31, 2016 is US$34.7 million.

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

HRL leases approximately 482 square meters of office and laboratory facilities at 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario. As part of the acquisition of the assets of the Hemostasis Reference Laboratory business, HRL was transferred ISO 13485:2003 and ISO 13485 certification, which has been held continuously at the site since May 15, 2014 and July 2011, respectively. The lease for 711 Concession Street expires on January 31, 2020 with 2 further options to renew each for 5 years. Either HRL or its landlord can terminate the lease early by giving 6 months’ notice.

Raw materials

Raw materials essential to our business are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. Certain of our products in development may be more reliant on sole sources of supply. We seek to enter into long term contracts of supply with respect to these materials and intend to develop mitigation strategies, which may include development work to enable substitute materials to be used.

Distribution

Siemens is responsible to the sales and distribution of its products. With respect to certain of our products in development, including our PT-INR test, part of our strategy is to establish distribution arrangements in the future.

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

Patent	Expiration Year
Apparatus and Method for Electrochemical Protease Sensor (this patent family relates to a sensor to detect cleavage of an electrochemical substrate for use in measuring blood or plasma coagulation in assays such as prothrombin time and thrombin potential)	2028

Electrochemical On-Board Control Detection (this patent family relates to an on-board control system of a sensor, wherein the control system can test/verify the viability of the sensor)	2030

Electrochemical Cell (this patent family relates to a method and an electrochemical biosensor for determining the concentration of an analyte in a carrier)	2022

Electrochemical Method (this patent family provides an improved method and biosensor for determination of the concentration of an analyte in a carrier which provides improved accuracy, reliability and speed over prior techniques)	2024

Electrochemical Method for Measuring Chemical Reaction Rates (this patent family relates to the measurement of the progress of a chemical reaction that generates an electroactive reaction product that is subsequently detected at an electrode amperometrically or coulometrically)	2023

Electrochemical Cell Connector (this patent family relates to a connector to provide electrical connection between an electrochemical cell of a strip type sensor and meter circuitry)	2026

Patent	Expiration Year

Method and Apparatus for Rapid Electrochemical Analysis (this patent application relates to an improved method and apparatus for electrochemical analysis)	2026

Methods and Apparatus for Analyzing a Sample in the Presence of Interferents (this patent application relates to methods and apparatus for determining analyte concentrations in a rapid and accurate manner)	2026

System and Method for measuring an Analyte in a Sample (this patent relates to a method for measuring a temperature corrected glucose concentration over a temperature range)	2029

Systems and Methods for Discriminating Control Solution from a Physiological Sample (this patent application relates to systems and methods for discriminating between a control solution and blood sample)	2028

Systems and Methods of Discriminating Control Solution from a Physiological Sample (this patent application relates to systems and methods for discriminating between a control solution and a blood sample based on a summation of current values and comparing reference values to threshold values)	2027

We intend to continue to file and prosecute patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies.

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

Seasonality

We do not expect sales of our products and services to be materially impacted by seasonality.

The practices of the registrant and the industry (respective industries) relating to working capital items.

The nature of the Company’s business requires it to maintain sufficient levels of inventory to meet contractually agreed delivery requirements of customers. The Company provides its customers with payment terms prevalent in the industry.

Dependence on single customer

We continue to receive a significant portion of our revenue from LifeScan. All revenue from products was recognized in connection with the manufacture of the test strips for Siemens’ Xprecia StrideTM Coagulation Analyzer.

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Revenue from products	584,550	1,323,564	215,486
Revenue from services	18,246,267	15,451,414	9,314,198
Research and development tax incentive income	7,562,172	9,224,349	9,935,083
Interest income	201,096	242,574	260,904

Total income	26,594,085	26,241,901	19,725,671

% of total income derived from - LifeScan	68%	49%	34%
- Siemens	3%	15%	14%
- Other	29%	36%	52%

Revenue from services is primarily represented by the receipt of the quarterly service fees from LifeScan. Our dependence on the quarterly service fees from LifeScan for a significant proportion of our revenue is likely to continue until we start to receive meaningful revenues from Siemens relating to the Xprecia StrideTM Coagulation Analyzer and other partnering and collaborative arrangements or strategic alliances with third parties and from the sale of our own products.

We did not have any significant backlog orders as of December 31, 2016 and 2015.

Competitive conditions of our business

Despite the Xprecia StrideTM Coagulation Analyzer being available in Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada, our revenue is currently highly dependent on the success of the OneTouch Verio® blood glucose product we have developed with LifeScan. OneTouch Verio® was first launched in the Netherlands in January 2010 by LifeScan and has subsequently been launched in countries that represent over 90% of the world self-monitoring blood glucose market including North America, major European markets and Australia. LifeScan is responsible for all sales and marketing decisions and any decision to introduce the product to new territories and the timing of those decisions.

The global diabetes market place is intensely competitive and dominated by multinationals such as LifeScan, Roche, Abbott and Panasonic Healthcare. Changes to reimbursement of blood glucose monitoring supplies in the US market have further intensified pricing competition and margin pressures. In addition, in 2013, the International Standards Organization released new guidelines that increase the accuracy and performance requirements for blood glucose monitoring systems. Although OneTouch Verio® has been well received in the jurisdictions in which it has been launched, LifeScan controls the commercialization of the OneTouch Verio® product and we do not know whether customers will prefer it over competitive offerings, nor the rate at which it might continue to be adopted.

Siemens is responsible for all sales and marketing decisions with respect to the products we develop for them and for any decision to introduce the products to new territories and the timing of those decisions. In December 2014, Siemens received the CE mark approval for sale of the Xprecia StrideTM Coagulation Analyzer in Europe and initiated the European limited release of its first point-of-care coagulation testing device. On October 4, 2016, Siemens received regulatory clearance from the US FDA to sell the Xprecia Stride™ Coagulation Analyzer in the US.

The worldwide point-of-care coagulation testing market was estimated at around US$1.0 billion in 2014 and is forecast to grow by around 10% per annum to US$1.4 billion by 2018. The coagulation testing market is dominated by PT-INR testing, which represents around 70% of this market. Roche is currently the largest player in the point-of-care professional PT-INR testing market. Roche has a well established brand recognition, sales and marketing force, and has significant resources available to support its product.

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

Our research and development expenditure during the last three fiscal years were as follows:

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Research and development expenses	14,987,462	19,120,842	16,616,051
Research and development tax incentive income	(7,562,172)	(9,224,349)	(9,935,083)

	7,425,290	9,896,493	6,680,968

We undertake our own research and development and on behalf of our customers and partners. Research and development activities undertaken on behalf of our customers and partners were A$7,125,162, A$9,014,377 and A$9,971,035 for the fiscal years ended 2016, 2015 and 2014, respectively.

Employees

At March 14, 2017, we had 83 full time employees in our facilities, spanning production, engineering, operations, quality and regulatory, research and development and administration.

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

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Home country - Australia	7,763,268	9,466,923	10,323,745

Foreign countries
- U.S.A.	258,069	2,594,570	2,482,288
- Germany	584,550	1,323,564	215,486
- Switzerland	17,988,198	12,856,844	6,704,152

Total - foreign countries	18,830,817	16,774,978	9,401,926

Total income	26,594,085	26,241,901	19,725,671

Our material long-lived assets are all based in Australia.

Available Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”), copies of which are available on ASX. Stockholders may read and copy any reports, proxy and information statements or other information that we file at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. Our public filings (including our Annual Report on Form 10-K and proxy statement) are also available from commercial document retrieval services and at the website maintained by us at http://universalbiosensors.com and the SEC at http://www.sec.gov.

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

The blood glucose test strips for the OneTouch Verio® product which we developed with LifeScan were first launched in the Netherlands in January 2010 and are now available in much of the world’s self-monitored blood glucose market including North America, major European markets and Australia. While market acceptance for OneTouch Verio® has been positive to date, there is no guarantee that the product will secure and maintain adequate market share in a timely fashion.

The coagulation test strips for the Xprecia StrideTM Coagulation Analyzer which we developed with Siemens were first released in Europe in December 2014. This product represents Siemens’ first entry into this point-of-care coagulation testing market and as such, there is no track record of market acceptance for the product. As such, there can be no guarantee this product will gain market share in a timely fashion (or at all) from the market’s largest player, Roche. Roche has a well established brand recognition, sales and marketing forces, and has significant resources available to support its product.

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

UBI continues to receive revenue from coagulation test strip manufacturing on behalf of Siemens. Even though we expect this figure to grow significantly over time, the majority of our products and services revenue is currently derived from LifeScan. With effect from December 31, 2013, we no longer manufacture OneTouch Verio® blood glucose test strips for LifeScan, however, we are paid a quarterly service fee based on the number of strips sold. To date, our business has been dependent on the sales of the blood glucose test strips for the OneTouch Verio® product to partially fund our operations. Any changes in the level of test strip sales will directly affect the amount of the quarterly service fee paid by LifeScan and, as a result, our business.

LifeScan has the ability to terminate the obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement or with the agreement of UBS.

At any time after the end of the quarter following receipt by us of US$45 million in quarterly service fees, LifeScan has the option to give notice of conversion of the quarterly service fees. In the event notice is given, LifeScan is only required to the pay the quarterly service fees for the remainder of LifeScan’s financial year in which the notice was given. In addition, after the end of that financial year, LifeScan must pay a one-time lump sum fee. This one-time lump sum service fee is calculated by multiplying the sum of all quarterly service fees for the relevant financial year in which notice is given by a multiplier (2.2x if notice is given in 2017 or 2x if notice is given in 2018 and beyond). As of December 31, 2016, we had receipted cumulative quarterly service fees of US$31.6 million. The service fees for the quarter ending December 31, 2016 amounted to US$3.1 million and remained unpaid as at balance date. The cumulative quarterly service fees receipted and accrued as at December 31, 2016 is US$34.7 million. LifeScan may also terminate the obligation to pay quarterly service fees if certain other factors detailed in the Master Services and Supply Agreement arise, including LifeScan ceasing to sell the product, termination for breach, insolvency and bankruptcy, change of control and regulatory termination.

Although the Xprecia StrideTM Coagulation Analyzer was released in Europe in December 2014 and received regulatory clearance in October 2016 from the US FDA, the demand for the product is currently unknown. While there is no minimum commitment, if Siemens does not submit purchase orders for a certain amount of product, our manufacturing capacity may not be fully utilized. If this occurs, we will be faced with surplus capacity in our manufacturing operations and our revenues will decline. Further, Siemens may obtain the right to manufacture product or have a third party manufacture product on its behalf if certain events occur (for example, insolvency, failure to supply). The Supply Agreement with Siemens may also be terminated as a result of either party defaulting on its material obligations. If any of these circumstances arise, we would cease to have the potential to receive manufacturing revenues from the sale of product purchased by Siemens.

An important part of our strategy is to seek to enter into other collaborative arrangements or strategic alliances with respect to the development and commercialization of specific tests or in specific fields. Our dependence on LifeScan for a significant proportion of our revenue is likely to continue until we start to receive meaningful revenues from other collaborative arrangements or strategic alliances with third parties, such as our arrangement with Siemens, and/or until we receive meaningful revenues from our own products which we intend to commercialize through distributors.

Our current and future customers and partners may choose to utilize less of our research and development services. If the development and research work we undertake was materially reduced or ceased, we would lose an ongoing source of income which would have a material adverse effect on our business and financial position.

Our Credit Agreement has financial and non-financial covenants, and default of any covenant could materially adversely impact us.

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

The Credit Agreement includes provisions that place limitations on a number of our activities, including but not limited to our ability to: incur additional debt; create liens on our assets or make guarantees; make certain investments or loans; pay dividends; dispose of or sell assets; or enter into acquisitions, mergers or similar transactions, without the consent of the Lenders. These consent requirements could restrict our ability to pursue opportunities to expand our business operations. We are required to maintain unrestricted cash of US$2,000,000 in a specified bank account at all times.

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

Allegedly defective designs or manufacture of allegedly defective products exposes us to the risk of product liability claims and product recalls. Any such claims have the potential to result in substantial costs, write-offs and potential delays in our shipment of product to customers, decreased demand for products and services, loss of revenue and cash flow, reputational damage, costs of related litigation, increases in our insurance premiums and increased scrutiny by regulatory agencies, claims by our customers and may trigger the dissolution of partnerships or collaborative relationships. The occurrence of certain of these events may trigger an event of default under our Credit Agreement. While we will seek to mitigate our loss by obtaining appropriate insurances and appropriate contractual protections, if we are unable to maintain our insurance at an acceptable cost or on acceptable terms with adequate coverage, or negotiate appropriate contractual protections or otherwise protect against potential product liability claims, we will be exposed to significant liabilities. Recalls would harm our business and compromise the performance of our obligations to our customers and would have a material adverse effect on our business and financial results and may result in claims by our customers or partners and may trigger the dissolution of partnerships or collaborative relationships. Any claim for damages by our customers or other claim against us could be substantial.

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

Our agreements with our product development and manufacturing customers to date have contained milestone based payments, many of which are payable upon the achievement of technical development milestones. Such milestone payments may not cover the cost of our research and development activities. In the event we are not successful in achieving the relevant development milestone, we will not receive the milestone payments associated with the milestone which would have an adverse effect on our revenue and financial position. Failure to achieve certain development milestones may have an impact on our covenants under the Credit Agreement. Furthermore, if we are unable to develop a product for a customer, it may eliminate an important revenue stream for us which may result in us not being profitable, or trigger dissolution of partnerships or collaborative relationships.

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

We face risks manufacturing product or providing services.

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

Our operations may not be profitable.

Whilst we have made a small profit for the 2016 financial year, our operations may not be profitable in future. To date, we have funded our operations and capital expenditures from revenue from the sale of products and provision of services and with proceeds from the sale of our securities, government grants and rebates including the research and development tax incentive income and interest on investments. On December 19, 2013 we entered into the Credit Agreement which has provided debt financing for our business. We may, however, require additional capital to fund our business operations, which may not be available on acceptable commercial terms, or at all.

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

Our principal sources of liquidity are cash flows from operations (revenue from services and product sales) and our existing debt facility. We have also financed our business operations through government grants and rebates, including the tax incentive income. The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and if eligible, provides the recipient with a tax offset for research and development activities. For the year ended December 31, 2016 we recorded research and development tax incentive income receivable of $7.4 million. There have been recent proposals to change the structure of the innovation and research and development funding landscape in Australia which may or may not impact the research and development tax incentive income receivable for the 2016 financial year. For the 2017 financial year we are unlikely to qualify for the 45% refundable research and development tax offset. Under existing legislation, we will however qualify for the 40% non-refundable research and development tax offset. There can be no assurance that we will continue to qualify and be eligible for such incentives or that the Australian Government will continue to provide incentives, offsets, grants and rebates on similar terms or at all.

The loss of a key employee or the inability to recruit and retain high caliber staff to manage future anticipated growth could have a material adverse effect on our business.

As with most growth companies, our future success is substantially dependent on our key personnel. Certain key personnel would be difficult to replace and the loss of any such key personnel may adversely impact the achievement of our objectives. Our ability to operate successfully and manage the business depends significantly on attracting and retaining additional highly qualified personnel. The loss of any key personnel may be disruptive or have a material adverse effect on the future of our business. The competition for qualified employees in scientific research and medical diagnostic and laboratory industries is particularly intense and there are a limited number of persons with the necessary skills and experience.

Our primary development and manufacturing operations are conducted at a single location. Any disruption at our facility could adversely affect our operations and increase our expenses.

Our primary operations are conducted at our Corporate Avenue facility in Melbourne, Australia. We take precautions to safeguard our facilities, including security, health and safety protocols and maintain applicable insurance. However, we may be impacted by industrial action or operating equipment and facilities may not operate as intended or be unavailable as a result of unanticipated failures or other events outside of our control such as a natural disaster, fire, flood or earthquake or catastrophic breakdowns or deliberate acts of destruction. The occurrence of any of these events may restrict our ability to supply product or our ability to provide coagulation testing and calibration services, could cause substantial delays in our operations, damage or destroy our manufacturing and laboratory equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

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

For example, from the initial quotation of our shares in the form of CDIs on the Australian Securities Exchange on December 13, 2006 until March 14, 2017, the closing price per share of our shares ranged from a low of A$0.14 during May 2014 to a high of A$2.02 during the first quarter of the 2010 fiscal year and was A$0.39 on March 14, 2017. We may experience a material decline in the market price of our CDIs, regardless of our operating performance and therefore, a holder of our shares may not be able to sell those shares at or above the price paid by such holder for such shares. Sales by our larger shareholders may create volatility or impact how the value of our shares is perceived.

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

In addition, our securities are “restricted securities” as that term is defined in Rule 144 under the United States Securities Act of 1933, as amended (“Securities Act”). Restricted securities may be resold to U.S. persons as defined in Regulation S only if registered for resale or pursuant to an exemption from registration under the Securities Act. We have not agreed to register any of our common stock for resale by security holders.

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

Single stockholders with significant holdings or relatively small groups of stockholders have the power to influence matters requiring the approval of stockholders. Viburnum Funds Pty Ltd, as investment manager for its associated funds and entities holds a beneficial interest and voting power over approximately 15.51% of our shares. For details of our substantial stockholders and the interests of our directors, refer to “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

Limitation on Independent Registered Public Accounting Firm’s Liability.

The liability of PricewaterhouseCoopers (an Australian partnership which we refer to as PwC Australia), with respect to claims arising out of its audit report included in this Annual Report, is subject to the limitations set forth in the Professional Standards Act 1994 of New South Wales, Australia, as amended (the Professional Standards Act) and Chartered Accountants Australia and New Zealand (NSW) scheme adopted by Chartered Accountants Australia and New Zealand on 8 October 2014 and approved by the New South Wales Professional Standards Council pursuant to the Professional Standards Act (the NSW Accountants Scheme). For matters occurring on or prior to 7 October 2014, the liability of PwC Australia may be subject to the limitations set forth in predecessor schemes. The current NSW Accountants Scheme expires on 7 October 2019 unless further extended or replaced.

The Professional Standards Act and the NSW Accountants Scheme may limit the liability of PwC Australia for damages with respect to certain civil claims arising in, or governed by the laws of, New South Wales directly or vicariously from anything done or omitted to be done in the performance of its professional services for us, including, without limitation, its audits of our financial statements. The extent of the limitation depends on the timing of the relevant matter and is:

•	in relation to matters occurring on or after 8 October 2013, a maximum liability for audit work of A$75 million; or

•	in relation to matters occurring on or prior to 7 October 2013, the lesser of (in the case of audit services) ten times the reasonable charge for the service provided and a maximum liability for audit work of A$75 million.

The limitations do not apply to claims for breach of trust, fraud or dishonesty.

In addition, there is equivalent professional standards legislation in place in other states and territories in Australia and amendments have been made to a number of Australian federal statutes to limit liability under those statutes to the same extent as liability is limited under state and territory laws by professional standards legislation. Accordingly, liability for acts or omissions by PwC Australia in Australian states or territories other than New South Wales may be limited in a manner similar to that in New South Wales. These limitations of liability may limit recovery upon the enforcement in Australian courts of any judgement under US or other foreign laws rendered against PwC Australia based on or related to its audit report on our financial statements. Substantially all of PwC Australia’s assets are located in Australia. However, the Professional Standards Act and the NSW Accountants Scheme have not been subject to judicial consideration and therefore how the limitation might be applied by the courts and the effect of the limitation on the enforcement of foreign judgements are untested.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

UBS leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. The lease for the premises at 1 Corporate Avenue Rowville expires on March 31, 2019 with an option to renew the lease for two further terms of five years each.

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

HRL leases approximately 482 square meters of office and laboratory facilities at 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario. The lease for 711 Concession Street expires on January 31, 2020 with 2 further options to renew each for 5 years. Either HRL or its landlord can terminate the lease early by giving 6 months’ notice.

ITEM 3.    LEGAL PROCEEDINGS.

There are no material legal or arbitration proceedings pending against us.

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

The following tables sets forth, for the periods indicated, the highest and lowest market prices in Australian dollars for our CDIs reported on the ASX:

		High A$	Low A$
Fiscal Year 2016	First Quarter	0.47	0.31
	Second Quarter	0.34	0.25
	Third Quarter	0.32	0.27
	Fourth Quarter	0.38	0.27

Fiscal Year 2015	First Quarter	0.37	0.17
	Second Quarter	0.37	0.22
	Third Quarter	0.43	0.30
	Fourth Quarter	0.49	0.35

Security details

As of March 14, 2017, there were 176,386,884 shares of our common stock issued and outstanding and 18,893,669 employee options that are exercisable for an equivalent number of shares of common stock (11,941,626 of which were exercisable or exercisable within 60 days thereafter). All of our issued and outstanding shares of common stock are fully paid.

Under applicable U.S. securities laws all of the shares of our common stock are “restricted securities” as that term is defined in Rule 144 under the Securities Act. Restricted securities may be resold to U.S. persons as defined in Regulation S only if registered or pursuant to an exemption from registration under the Securities Ac. We have not agreed to register any of our common stock for resale by security holders.

Holders

Currently, CDN holds the majority of our shares on behalf of and for the benefit of the holders of CDIs. The balance of the shares are held by certain of our employees generally as part of our restricted employee share scheme. Set out below is the aggregate number of our registered holders of CDIs and shares at the specific date below:

Date	Total Number of Registered Holders	Number of Holders that are United States Residents
At March 14, 2017	1,651	11

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

The issue of the Warrants was made in reliance upon the exemption from registration pursuant to Rule 4(a)(2) of the Securities Act and Regulation D, promulgated thereunder. The lenders were “accredited investors,” as defined in Rule 501 promulgated under the Securities Act and no general solicitation or advertising was used in connection with the issuance of the Warrants. The holders of the Warrants may not re-sell any Warrants or shares issued upon exercise of the Warrants into the U.S. or to a U.S. person (as defined in the Securities Act and the rules promulgated thereunder) unless the resale of the securities is registered under the Securities Act or an exemption is available or within Australia for a period of one year after the date of issue of the relevant security.

Exercise of Employee Stock Options

The table below sets forth the number of employee stock options exercised and the number of shares of common stock issued within the past three financial years. We issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933 on the basis that none of the recipient of such shares are “U.S. person” as such term is defined in Regulation S.

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price	Proceeds Received (A$)
2014
March, 2014	8,333	A$0.00	0

2015
December, 2015	72,496	US$0.26	26,127

2016
March, 2016	77,500	A$0.00	0

The funds raised have been and will be used for working capital requirements including the continued development of our existing pipeline of point-of-care tests and to identify and develop additional tests.

Restricted Employee Shares Issued to Employees

Our Employee Share Plan was adopted by the Board of Directors in 2009. The Employee Share Plan permits our Board to grant shares of our common stock to our employees and directors. The number of shares able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. All our permanent full-time employees are eligible for shares under the Employee Share Plan. The Company currently proposes to issue A$1,000 worth of restricted shares of common stock to employees of the Company on a recurring basis, but no more frequently than annually. The restricted shares have the same terms of issue as our existing shares of common stock but are not able to be traded until the earlier of three years from the date on which the shares are issued or the date the relevant employee ceases to be an employee of the Company or any of its associated group of companies. We issue these shares in reliance upon exemptions from registration under Regulation S under the Securities Act on the basis that none of the recipient of such shares are “U.S. person” as such term is defined in Regulation S.

The table below sets forth the restricted shares issued by the Company within the past three financial years:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
June, 2014	2,040	1,000
January, 2015	282,555	64,988
July, 2015	4,347	1,000
December, 2015	142,208	63,994
February, 2016	15,000	6,000
December, 2016	181,800	59,994

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price (A$)	Number of Securities Remaining for future issuance
Balance at December 31, 2015	542,816	0.35	(1)
Granted	196,800	0.34
Release of restricted shares	(164,036)	0.44

Balance at December 31, 2016	575,580	0.31

(1)	The number of securities able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our amended and restated certificate of incorporation. The Listing Rules of ASX generally prohibits companies whose securities are quoted on ASX from issuing securities exceeding 15% of issued share capital in any 12 month period, without stockholder approval.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities in 2016.

Total Return Stock Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock from December 31, 2011 through December 31, 2016 with the cumulative total return of a major market index and a published industry index. The graph below assumes an investment of A$100.00 on December 31, 2011 in our common stock, and compares its performance with the Standard and Poor’s/Australian Securities Exchange 200 Index and the Standard and Poor’s/Australian Securities Exchange Health Care 200 Index. We paid no dividends on our common stock during the period covered by the graph. The Indices included in the graph reflect a cumulative total return based upon the reinvestment of dividends of the stocks included in those indices. Measurement points are December 31, 2011 and the last trading day of each subsequent year end through December 31, 2016.

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

The following table represents our selected financial data for the dates and periods indicated.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	A$	A$	A$	A$	A$
Revenue
Revenue from products	584,550	1,323,564	215,486	10,170,804	19,368,745
Revenue from services	18,246,267	15,451,414	9,314,198	4,918,868	10,277,698

Total revenue	18,830,817	16,774,978	9,529,684	15,089,672	29,646,443
Operating costs & expenses
Cost of goods sold	996,788	1,136,143	313,374	10,455,567	17,987,049
Cost of services	154,998	244,073	242,453	1,187,244	669,042

Total cost of goods sold & services	1,151,786	1,380,216	555,827	11,642,811	18,656,091

Contribution from products & services	17,679,031	15,394,762	8,973,857	3,446,861	10,990,352
Other operating costs & expenses
Research and development	14,987,462	19,120,842	16,616,051	15,483,902	13,482,459
General and administrative	6,414,855	6,670,768	6,143,748	6,200,786	6,790,524

Total operating costs & expenses	21,402,317	25,791,610	22,759,799	21,684,688	20,272,983

Loss from operations	(3,723,286)	(10,396,848)	(13,785,942)	(18,237,827)	(9,282,631)
Other income/(expense)
Interest income	201,096	242,574	260,904	499,970	437,171
Interest expense	(8,436)	(15,106)	(15,905)	(22,640)	(29,263)
Financing costs	(2,894,300)	(3,308,068)	(2,646,092)	(797,126)	0
Patent fees	0	1,404,184	(2,133,626)	0	0
Marketing support payment	0	(2,804,000)	0	0	0
Other	7,675,202	8,300,848	9,004,534	6,923,816	(256,499)

Total other income	4,973,562	3,820,432	4,469,815	6,604,020	151,409
Net income/(loss) before tax	1,250,276	(6,576,416)	(9,316,127)	(11,633,807)	(9,131,222)
Income tax benefit/(expense)	0	0	0	0	0

Net income/(loss)	1,250,276	(6,576,416)	(9,316,127)	(11,633,807)	(9,131,222)

Earnings per share
Basic net income/(loss) per share	0.01	(0.04)	(0.05)	(0.07)	(0.06)
Average weighted number of shares - basic	176,189,052	175,881,165	175,608,634	174,428,259	160,417,411
Diluted net income/(loss) per share	0.01	(0.04)	(0.05)	(0.07)	(0.06)
Average weighted number of shares - diluted	177,373,769	175,881,165	175,608,634	174,428,259	160,417,411

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	109	0	0	0	0
Reclassification for (gains)/losses realized in net income	0	0	0	0	(83,339)

Other comprehensive gain/(loss)	109	0	0	0	(83,339)

Comprehensive gain/(loss)	1,250,385	(6,576,416)	(9,316,127)	(11,633,807)	(9,214,561)

	Years Ended December 31,
	2016	2015	2014	2013	2012
	A$	A$	A$	A$	A$
Balance Sheet Data:
Cash and cash equivalents	20,402,322	14,350,307	16,329,829	23,742,422	23,649,417
Total assets	49,989,318	44,951,745	47,532,638	54,619,699	49,066,850
Short term borrowings	369,630	324,459	498,890	0	0
Other liability	3,129,306	3,453,710	2,133,626	0	0
Long term secured loan	20,286,827	19,868,560	17,499,194	15,857,966	0
Total stockholders’ equity	13,254,275	13,255,705	19,740,945	29,683,940	39,372,139

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our 2016 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages F2 to F16.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We refer you to the “Consolidated Balance Sheets”, “Consolidated Statements of Comprehensive Income/(Loss)”, “Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)”, “Consolidated Statements of Cash Flows”, and “Notes to Consolidated Financial Statements”, on pages F18 through F46, and “Report of Independent Registered Public Accounting Firm” on page F17 of our 2016 Annual Report.

Supplementary Financial Information

The following is a summary of the unaudited quarterly results of operations:

	Year ended December 31, 2016
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	A$	A$	A$	A$
Revenue
Revenue from products	183,480	0	0	401,070
Revenue from services	4,913,739	5,401,513	3,287,296	4,643,719

Total revenue	5,097,219	5,401,513	3,287,296	5,044,789
Operating costs & expenses
Cost of goods sold	187,144	53,425	31,899	724,320
Cost of services	0	0	0	154,998

Total cost of goods sold & services	187,144	53,425	31,899	879,318

Contribution from products & services	4,910,075	5,348,088	3,255,397	4,165,471
Other operating costs & expenses
Research and development	4,999,752	2,878,405	3,947,392	3,161,913
General and administrative	1,493,970	1,038,194	1,408,212	2,474,479

Total operating costs & expenses	6,493,722	3,916,599	5,355,604	5,636,392

Profit/(loss) from operations	(1,583,647)	1,431,489	(2,100,207)	(1,470,921)
Other income/(expense)
Interest income	25,241	25,628	89,669	60,558
Interest expense	(2,812)	(2,812)	(2,812)	0
Financing costs	(732,337)	(719,096)	(716,088)	(726,779)
Patent fees	0	0	0	0
Marketing support payment	0	0	0	0
Other	638,615	(273,386)	567,155	6,742,818

Total other income/(expense)	(71,293)	(969,666)	(62,076)	6,076,597
Net income/(loss) before tax	(1,654,940)	461,823	(2,162,283)	4,605,676
Income tax benefit/(expense)	0	0	0	0

Net income/(loss)	(1,654,940)	461,823	(2,162,283)	4,605,676

Earnings per share
Basic net income/(loss) per share	(0.01)	0.00	(0.01)	0.03
Diluted net income/(loss) per share	(0.01)	0.00	(0.01)	0.03

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	0	0	0	109
Reclassification for gain/(loss) realized in net income	0	0	0	0

Other comprehensive (loss)/gain	0	0	0	109

Comprehensive gain/(loss)	(1,654,940)	461,823	(2,162,283)	4,605,785

	Year ended December 31, 2015
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	A$	A$	A$	A$
Revenue
Revenue from products	72,117	344,289	552,617	354,541
Revenue from services	3,037,820	4,006,580	5,445,093	2,961,921

Total revenue	3,109,937	4,350,869	5,997,710	3,316,462
Operating costs & expenses
Cost of goods sold	67,140	273,026	458,644	337,333
Cost of services	10,960	179,993	48,751	4,369

Total cost of goods sold & services	78,100	453,019	507,395	341,702

Contribution from products & services	3,031,837	3,897,850	5,490,315	2,974,760
Other operating costs & expenses
Research and development	4,941,983	4,952,733	4,987,015	4,239,111
General and administrative	1,624,131	1,502,167	1,529,799	2,014,671

Total operating costs & expenses	6,566,114	6,454,900	6,516,814	6,253,782

Profit/(loss) from operations	(3,534,277)	(2,557,050)	(1,026,499)	(3,279,022)
Other income/(expense)
Interest income	56,741	43,233	104,885	37,715
Interest expense	(2,834)	(7,084)	(4,250)	(938)
Financing costs	(1,027,568)	(752,544)	(778,102)	(749,854)
Patent fees	0	0	0	1,404,184
Marketing support payment	0	0	0	(2,804,000)
Other	1,640,196	2,013,594	1,541,108	3,105,950

Total other income/(expense)	666,535	1,297,199	863,641	993,057
Net loss before tax	(2,867,742)	(1,259,851)	(162,858)	(2,285,965)
Income tax benefit/(expense)	0	0	0	0

Net loss	(2,867,742)	(1,259,851)	(162,858)	(2,285,965)

Earnings per share
Basic net income/(loss) per share	(0.02)	(0.01)	0.00	(0.01)
Diluted net income/(loss) per share	(0.02)	(0.01)	0.00	(0.01)

Other comprehensive loss, net of tax:
Unrealised gain/(loss) on derivative instruments	0	0	0	0
Reclassification for gain/(loss) realized in net income	0	0	0	0

Other comprehensive (loss)/gain	0	0	0	0

Comprehensive loss	(2,867,742)	(1,259,851)	(162,858)	(2,285,965)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. At the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Andrew Denver, Executive Chairman, and Salesh Balak, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Denver and Balak concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on this evaluation, our management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

/s/ Andrew Denver	/s/ Salesh Balak
Andrew Denver	Salesh Balak
Principal Executive Officer	Principal Financial Officer

March 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Being a smaller reporting company, the Independent registered Public Accounting Firm is not required to test or report on the effectiveness of internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding our directors and executive officers is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders in 2017 (the “2017 Proxy Statement”) under the caption “Management of the Company.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act” is incorporated by reference to the 2017 Proxy Statement under the caption “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted our Code of Ethics for Senior Financial Officers, a code of ethics that applies to our Principal Executive Officer and Principal Financial Officer. This code of ethics may be accessed and reviewed through our website at www.universalbiosensors.com. We intend to satisfy any disclosure requirement under item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for our Principal Executive Officer and Principal Financial Officer, by posting such information on our website at www.universalbiosensors.com

The information regarding the procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to the 2017 Proxy Statement under the caption “Management of the Company – Board Committees – Remuneration and Nomination Committee.” There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The information required by this item regarding our Audit and Compliance Committee is incorporated by reference to the 2017 Proxy Statement under the caption “Management of the Company – Board Committees – Audit and Compliance Committee.”

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2017 Proxy Statement under the captions “Management of the Company – Compensation of Directors”, “Executive Compensation” and “Management of the Company – Board Committees – Compensation Committee Interlocks and Insider Participation.”

Discussions on the frequency of the shareholder advisory votes on executive compensation are incorporated by reference to the 2017 Proxy Statement under the caption “Executive Compensation”.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The information regarding “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to our 2017 Proxy Statement under the caption “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the 2017 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and “Management of the Company.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2017 Proxy Statement under the caption “Independent Public Accountants – Audit Fees.”

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)(1)	Financial Statements

The following financial statements are incorporated by reference from pages F-17 through F-46 of our Annual Report to Stockholders for the fiscal year ended December 31, 2016, as provided in Item 8 hereof:

	Report of Independent Registered Public Accounting Firm	F-17
	Consolidated Balance Sheets	F-18
	Consolidated Statements of Comprehensive Income/((Loss)	F-19
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)	F-20
	Consolidated Statements of Cash Flows	F-21
	Notes to Consolidated Financial Statements	F-22

(a)(2)	Financial Statement Schedules – Schedule II—Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

(a)(3) and (b) Exhibits – Refer below.

Exhibit Number	Description	Location

3.1	Amended and restated articles of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.

3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.

10.1	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.

10.2	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.

10.3	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.

10.4	Lease of premises 1 Corporate Avenue, Rowville, Victoria, Australia by and between Universal Biosensors Pty Ltd and Heyram Properties Pty Ltd.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.5.

10.5	Employee Option Plan.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7.

10.6	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.

10.7	Employment agreement between Universal Biosensors Pty Ltd and Mr. Garry Chambers effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.9.

10.8	Employment agreement between Universal Biosensors Pty Ltd and Dr Ronald Chatelier dated April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.10.

10.9	Employment agreement between Universal Biosensors Pty Ltd and Dr Alastair Hodges effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.11.

10.10	Employment agreement between Universal Biosensors Pty Ltd and Mr. Adrian Oates dated August 15, 2007.	Incorporated by reference to our Form 10-K filed on March 16, 2010 as Exhibit 10.12.

10.11	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement by and between Universal Biosensors Pty. Ltd., Universal Biosensors, Inc., and LifeScan, Inc. dated October 29, 2007 filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 as Exhibit 10.14 to our Annual Report on Form 10-K).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.12	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.4. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.13	Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated September 9, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.20. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.14	Statement of Work for MAP Feasibility Project between Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.21. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.15	Novation Agreement and First Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.22.

10.16	Second Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.23. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.17	Employment agreement between Universal Biosensors Pty Ltd and Mr. Paul Wright effective March 1, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on February 25, 2011 as Exhibit 10.1.

10.18	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.19	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.2. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.20	Supplemental Agreement – Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.21	Credit Agreement dated December 19, 2013 by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.1.

10.22	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.

10.23	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (A) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.3.

10.24	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (B) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.4.

10.25	Deed of Extension of Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd dated March 24, 2014.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 25, 2014 as Exhibit 10.34.

10.26	Amendment dated January 30, 2015 to Credit Agreement by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time.	Incorporated by reference to our Current Report on Form 8-K filed on February 2, 2015 as Exhibit 10.1.

10.27	Separation Agreement between the Company and Paul Wright dated February 18, 2016.	Incorporated by reference to our Current Report on Form 8-K filed on February 19, 2016 as Exhibit 10.1.

10.28	Employment Agreement between the Company and Andrew Denver, dated February 19, 2016.	Incorporated by reference to our Current Report on Form 8-K filed on February 19, 2016 as Exhibit 10.2.

10.29	Letter agreement entitled “Conditional Prepayment of Milestones and other amendments” between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated March 9, 2016.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 21, 2016 as Exhibit 10.2.

10.30	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated March 9, 2016.	Incorporated by reference to our Current Report on Form 8-K filed on March, 2016 as Exhibit 99.1.

13.0	Annual Report.	Filed herewith.

14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.0.

21.0	List of Subsidiaries.	Filed herewith.

24.0	Power of Attorney.	Included on signature page.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101	The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16. Form 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Biosensors, Inc.
(Registrant)

Date: March 21, 2017	By:	/s/ Andrew Denver
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrew Denver	Executive Chairman and Chief Executive Officer	March 21, 2017
Andrew Denver	(Principal Executive Officer)

/s/ Salesh Balak	Chief Financial Officer	March 21, 2017
Salesh Balak	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Hoey	Director	March 21, 2017
David Hoey

/s/ Denis Hanley	Director	March 21, 2017
Denis Hanley

/s/ Judith Smith	Director	March 21, 2017
Judith Smith

/s/ Marshall Heinberg	Director	March 21, 2017
Marshall Heinberg

/s/ Craig Coleman	Director	March 21, 2017
Craig Coleman

INDEX TO EXHIBITS

Exhibit Number	Description	Location

3.1	Amended and restated articles of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.

3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.

10.1	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.

10.2	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.

10.3	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.

10.4	Lease of premises 1 Corporate Avenue, Rowville, Victoria, Australia by and between Universal Biosensors Pty Ltd and Heyram Properties Pty Ltd.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.5.

10.5	Employee Option Plan.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7.

10.6	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.

10.7	Employment agreement between Universal Biosensors Pty Ltd and Mr. Garry Chambers effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.9.

10.8	Employment agreement between Universal Biosensors Pty Ltd and Dr Ronald Chatelier dated April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.10.

10.9	Employment agreement between Universal Biosensors Pty Ltd and Dr Alastair Hodges effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.11.

10.10	Employment agreement between Universal Biosensors Pty Ltd and Mr. Adrian Oates dated August 15, 2007.	Incorporated by reference to our Form 10-K filed on March 16, 2010 as Exhibit 10.12.

10.11	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement by and between Universal Biosensors Pty. Ltd., Universal Biosensors, Inc., and LifeScan, Inc. dated October 29, 2007 filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 as Exhibit 10.14 to our Annual Report on Form 10-K).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.12	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.4. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.13	Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated September 9, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.20. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.14	Statement of Work for MAP Feasibility Project between Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.21. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.15	Novation Agreement and First Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.22.

10.16	Second Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.23. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.17	Employment agreement between Universal Biosensors Pty Ltd and Mr. Paul Wright effective March 1, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on February 25, 2011 as Exhibit 10.1.

10.18	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.19	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.2. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.20	Supplemental Agreement – Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.21	Credit Agreement dated December 19, 2013 by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.1.

10.22	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.

10.23	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (A) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.3.

10.24	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (B) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.4.

10.25	Deed of Extension of Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd dated March 24, 2014.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 25, 2014 as Exhibit 10.34.

10.26	Amendment dated January 30, 2015 to Credit Agreement by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time.	Incorporated by reference to our Current Report on Form 8-K filed on February 2, 2015 as Exhibit 10.1.

10.27	Separation Agreement between the Company and Paul Wright dated February 18, 2016.	Incorporated by reference to our Current Report on Form 8-K filed on February 19, 2016 as Exhibit 10.1.

10.28	Employment Agreement between the Company and Andrew Denver, dated February 19, 2016.	Incorporated by reference to our Current Report on Form 8-K filed on February 19, 2016 as Exhibit 10.2.

10.29	Letter agreement entitled “Conditional Prepayment of Milestones and other amendments” between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated March 9, 2016.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 21, 2016 as Exhibit 10.2.

10.30	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated March 9, 2016	Incorporated by reference to our Current Report on Form 8-K filed on March, 2016 as Exhibit 99.1.

14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.0.

21.0	List of Subsidiaries.	Filed herewith.

24.0	Power of Attorney.	Included on signature page.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101	The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Universal Biosensors, Inc.

2016 Annual Report

Unless otherwise noted, references on this Annual Report to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”), and UBS’ wholly owned Canadian operating subsidiary, Hemostasis Reference Laboratory Inc. (“HRL”).

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

Our Business

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Key aspects of our strategy for increasing shareholder value include:

•	manufacturing products (test strips and analyzers) for our customers and future partners as required;

•	undertaking research and development work for our customers and partners;

•	providing support services to our customers and partners;

•	extending our electrochemical cell technology and demonstrating the broader application of our technology platform for markets with significant commercial potential;

•	seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

Our plan of operations over the remainder of the fiscal year ending December 2017 is to:

•	manufacture products;

•	undertake research and development work;

•	provide the necessary post-market support for our customers and partners;

•	demonstrate the broader application of our technology platform for markets with significant commercial potential, focusing initially on enzymatic, immunoassay and molecular diagnostic point-of-care tests; and

•	seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

We were incorporated in the State of Delaware on September 14, 2001 and our shares of common stock in the form of CHESS Depositary Interests (“CDIs”) have been quoted on the Australian Securities Exchange (“ASX”) since December 13, 2006. Our securities are not currently traded on any other public market. Our wholly owned subsidiary and primary operating vehicle, UBS was incorporated as a proprietary limited company in Australia on September 21, 2001. UBS conducts our primary research, development and manufacturing activities in Melbourne, Australia. A subsidiary of UBS, Hemostasis Reference Laboratory Inc. (“HRL”) was incorporated in British Columbia, Canada on November 30, 2016. On December 16, 2016, HRL acquired the assets of the Hemostasis Reference Laboratory business from LifeLabs, Inc. HRL conducts coagulation testing and calibration services for products we manufacture as well as for other international customers in Hamilton, Canada.

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

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – we are working on demonstrating the broader application of our technology platform. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Results of Operations

Analysis of Consolidated Revenue

Strong sales of the OneTouch Verio® strips have resulted in our total revenue increasing over the past three years. Revenue from the sales of the OneTouch Verio® strips is recorded under the caption “Revenue from Services”.

Our total revenue during the 2016 financial year increased by 12% to A$18,830,817 compared to the 2015 financial year. Our 2015 total revenues increased by 76% to A$16,774,978 compared to the 2014 financial year.

Revenue from Products

The financial results of the PT-INR test strips we manufactured on behalf of Siemens during the respective periods are as follows:

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Revenue from products	584,550	1,323,564	215,486
Cost of goods sold	(996,788)	(1,136,143)	(313,374)

	(412,238)	187,421	(97,888)

Gross margin	-71%	14%	-45%

We commenced manufacture of the PT-INR test strips on behalf of Siemens during the third quarter of 2014. The movement in revenues is primarily volume driven. The revenues from the manufacture and sale of PT-INR strips to Siemens were initially low as Siemens were undertaking a limited marketing release of the product in Europe. The increase in revenues in 2015 was as a result of the full commercial launch by Siemens of the Xprecia StrideTM Coagulation Analyzer in Europe after successful completion of its limited release. There was a decline in revenue from Siemens in 2016 as they continued to sell inventory purchased from us in 2015. The production margin from the sale of our PT-INR strips is low and volatile, reflecting early stage production. This trend is also representative of a new product entrant within our industry. The sales program for Xprecia Stride™ is expected to expand in the 2017 financial year.

Revenue from Services

We provide various services to our customers and partners. The revenue is grouped into the following categories:

•	Product enhancement – a quarterly service fee based on the number of strips sold by LifeScan which falls within a valid claim of certain LifeScan patents is payable to us as an ongoing reward for our services and efforts to enhance the product;

•	Contract research and development – we undertake contract research and development on behalf of our customers and partners;

•	Other services – ad-hoc services provided on an agreed basis according to our customers and partners requirements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Revenue from services:

Quarterly service fee	17,850,001	12,828,861	6,448,033
Contract research and development	0	1,955,340	1,750,486
Other services	396,266	667,213	1,115,679

	18,246,267	15,451,414	9,314,198
Cost of services	(154,998)	(244,073)	(242,453)

Net margin	18,091,269	15,207,341	9,071,745

Quarterly service fee - The quarterly service fee from LifeScan increased by 39% during the 2016 financial year compared to the 2015 financial year and by 99% during the 2015 financial year when compared to the 2014 financial year, reflecting ongoing market penetration and growth.

The quarterly service fee for each quarter in a LifeScan financial year is calculated based on the number of OneTouch Verio® blood glucose test strips sold in such LifeScan financial year as follows: US$0.0125 per strip for the first 500 million strips sold in a financial year and US$0.0075 per strip for sales in excess of 500 million strips in such financial year. The 2015 financial year was the first year wherein the volume of OneTouch Verio® blood glucose test strips sold exceeded 500 million strips. Quarterly service fees are reported and paid by LifeScan in USD. Accordingly, revenues recognized by us from quarterly services fees paid by LifeScan were impacted by the movement of the AUD against the USD over the periods covered above. In the years ended December 31, 2016 and 2015, revenue from quarterly service fees were up 40% and 31%, respectively due to depreciation of AUD against USD.

LifeScan has the ability to buy out, or “convert,” its obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement. At any time after the end of the quarter following receipt by us of an aggregate of US$45 million in quarterly service fees, LifeScan has the option to give notice of its election to convert its obligation to continue paying the quarterly service fees. In the event LifeScan delivers notice of conversion, LifeScan will remain obligated to pay the quarterly service fees for the remainder of LifeScan’s financial year in which the notice was given, and, after the end of that financial year, LifeScan must pay us a one-time lump sum fee to buy out its obligation to pay future quarterly service fees. The amount of this one-time lump sum service fee is calculated by multiplying the sum of all quarterly service fees for the LifeScan financial year in which notice of conversion is given, by the applicable multiplier for such financial year as set forth in the Master Services and Supply Agreement. If LifeScan gives notice of conversion during LifeScan’s 2017 financial year, the applicable multiplier is 2.2, and if LifeScan gives notice of conversion during LifeScan’s 2018 financial year or any subsequent LifeScan financial year, the applicable multiplier is 2.0. As of December 31, 2016, we had received aggregate quarterly service fees of US$31.6 million. The amount of the quarterly service fee for the quarter ended December 31, 2016 is US$3.1 million, which amount had not yet been paid as of December 31, 2016.

By way of illustration only:

•	If the aggregate quarterly service fees received by us from LifeScan first exceed US$45 million in the second quarter of LifeScan’s 2017 financial year, then the earliest LifeScan could deliver notice of conversion to us is the third quarter of LifeScan’s 2017 financial year, and if LifeScan sells 2 billion strips in LifeScan’s 2017 financial year, then:

•	the total 2017 financial year quarterly service fees payable by LifeScan to us would equal US$17.5 million – i.e., 500,000,000*US$0.0125 + 1,500,000,000*US$0.0075; and

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

•	the one-time lump sum fee that would be payable to us after the end of LifeScan’s 2017 financial year would equal US$38.5 million – i.e., US$17.5 million multiplied by 2.2; and

•	If the aggregate quarterly service fees received by us from LifeScan first exceed US$45 million in the fourth quarter of LifeScan’s 2017 financial year, then the earliest LifeScan could deliver notice of conversion to us is the first quarter of LifeScan’s 2018 financial year, and if LifeScan sells 2 billion strips in LifeScan’s 2018 financial year, then:

•	the total 2018 financial year quarterly service fees payable to us would equal US$17.5 million – i.e., 500,000,000*US$0.0125 + 1,500,000,000*US$0.0075; and

•	the one-time lump sum fee that would be payable to us after the end of LifeScan’s 2018 financial year would equal US$35.0 million – i.e., US$17.5 million multiplied by 2.0.

The above scenarios and calculations are an illustration only intended to provide an example of how the conversion option would operate, and there can be no assurance as to when, if ever, we will have received an aggregate of US$45 million in quarterly service fees from LifeScan, or as to the number of OneTouch Verio® strips that LifeScan may sell in any financial year, or as to when, if ever, LifeScan will exercise its conversion option.

LifeScan’s obligation to pay quarterly service fees will also terminate if LifeScan terminates the Master Services and Supply Agreement for our uncured material breach, in the event of a change of control of our company, or for certain regulatory reasons.

Contract research and development - The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. We did not generate any revenue from contract research and development during 2016. Revenue from contract research and development related to services provided to Siemens during 2014 and 2015 were as follows:

•	In December 2014, the Company delivered on its third milestone under the Collaboration Agreement with Siemens when it completed the development work of the Xprecia Stride™ Coagulation Analyzer and the product was launched by Siemens in Europe. Of the total amount of A$1,750,486 (equivalent to US$1,428,571) recognized as revenue from services in 2014 for this milestone, A$1,225,340 (equivalent to US$1.0 million) relates to the achievement of the milestone whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones.

•	In July 2015, the Company delivered on its fourth milestone when Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia Stride™ Coagulation System in the US. Of the total amount of A$1,955,340 (equivalent to US$1,428,571) recognized as revenue from services in 2015 for this milestone, A$1,368,738 (equivalent to US$1,000,000) relates to the achievement of the milestone whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones.

Other services - We generated revenues principally from Siemens based on work undertaken for them.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Quarterly service fees	17,850,001	12,828,861	6,448,033
Manufacturing contribution	(412,238)	187,421	(97,888)
Milestone payments	0	1,955,340	1,750,486
Other services	241,268	423,140	873,226

Contribution from products & services	17,679,031	15,394,762	8,973,857

The increase in period-to-period total contributions from products and services reflected in the table above is primarily represented by the growth in the quarterly service fee which has a 100% margin. The manufacturing contribution for financial

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

years 2014 to 2016 represents sale of our PT-INR strips the production margin for which is low and volatile, reflecting early stage production. The third and the fourth Siemens milestones were delivered by us in December 2014 and July 2015, respectively. There were no milestones delivered by us in 2016. Contribution from other services fluctuated over the period due to our partners R&D services requirements.

The Australian consumer price index rose 1.5% over the twelve months to the December quarter 2016 and it did not have a material impact on our net sales, revenue and income.

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

Research and development expenses consist of costs associated with research activities, as well as costs associated with our product development efforts, including pilot manufacturing costs. Research and development expenses include:

•	consultant and employee related expenses, which include consulting fees, salaries and benefits;

•	materials and consumables acquired for the research and development activities;

•	external research and development expenses incurred under agreements with third party organizations and universities; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.

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

(b)    DNA/RNA

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Research and development expenses for the respective periods are as follows:

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Research	1,230,652	1,296,396	1,194,323
Development	13,756,810	17,824,446	15,421,728

Research and development expenses	14,987,462	19,120,842	16,616,051

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

Research and development expenditure decreased by 22% during 2016 compared to 2015 and increased by 15% during 2015 compared to 2014. During these three years, our research and development activities were primarily focused around the blood coagulation platform. The increase in 2015 principally reflects the effort required to complete the latter stages of the development phase prior to launch of the various Siemens tests we are developing including our own PT-INR test for use in decentralized settings. In April 2016, we put the development of our own PT-INR self-testing device on hold in response to proposed regulatory changes and market factors which resulted in a decline in the level of our research and development expenditure spend in 2016.

Research and development expenses, net of the research and development tax incentive income for the respective periods are as follows:

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Research and development expenses	14,987,462	19,120,842	16,616,051
Research and development tax incentive income	(7,562,172)	(9,224,349)	(9,935,083)

	7,425,290	9,896,493	6,680,968

Included in the research and development tax incentive income for the 2014, 2015 and 2016 financial years is an amount of A$1,735,083, A$24,349 and A$162,172, respectively which relates to research and development tax incentive income the Company received from the Australian Government for the years ended December 31, 2013, 2014 and 2015 following a change in the original estimate. We expect to receive A$7,400,000 as research and development tax incentive income for the 2016 financial year.

The non-cash components of depreciation and share based payments expense included in the research and development expenditure are as follows:

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Depreciation	2,308,667	2,349,502	2,296,374
Share based payments	(996,802)	(48,750)	(461,824)

	1,311,865	2,300,752	1,834,550

The negative values in share based payments are as a result of reversal of expense due to forefeiture of the options which had not vested for departing employees.

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

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners were A$7,125,162, A$9,014,377 and A$9,971,035, respectively for 2016, 2015 and 2014.

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

General and administrative expenses for the respective periods are as follows:

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
General and administrative expenses	6,414,855	6,670,768	6,143,748

General and administrative expenses decreased by 4% during 2016 compared to 2015 and increased by 9% during 2015 compared to 2014. Decrease in general and administrative expenses occurred as a result of reversal of options for departing employees and also reflect management’s ongoing efforts to restrict spending on non-core activities. Increase in general and administrative expenses during 2015 was primarily driven by increase in employee emoluments noting that shares and options, being non-cash costs, were issued to employees twice during the 2015 financial year. Shares and options issued in the first quarter of 2015 were however for the 2014 financial year.

The non-cash components of depreciation and share based payments expense included in the general and administrative expenditure are as follows:

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Depreciation	125,309	126,438	124,093
Share based payments	(321,007)	(16,182)	(166,044)

	(195,698)	110,256	(41,951)

The negative values in share based payments are as a result of reversal of expense due to forfeiture of the options which had not vested for departing employees.

Interest Income

Interest income decreased by 17% during 2016 compared to 2015 and decreased by 7% during 2015 compared to 2014. The decrease in interest income is generally attributable to the lower amount of funds available for investment in Australian currency and lower interest rates on offer. As at December 31, 2016, 74% (2015: 98% and 2014: 93%) of our funds were held in US denominated currency which currently does not produce any investment interest.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Interest income	201,096	242,574	260,904

Interest Expense

Interest expense predominantly relates to interest being charged on a short-term borrowing initiated by the Company each year. These short-term loans are taken out every year to fund our insurance premiums and are repaid during the financial year. Decrease in interest expense is in line with the interest rate charged to us every year. The interest rates were 2.60%, 2.84% and 2.88% for the financial years 2016, 2015 and 2014, respectively.

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Interest expense	8,436	15,106	15,905

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Interest expense	2,370,860	2,358,016	1,962,740
Other debt issuance costs	523,440	950,052	683,352

	2,894,300	3,308,068	2,646,092

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan. Increase in financing costs in 2015 when compared to 2014 are as a result of the costs incurred during the first quarter of 2015 in extending UBI’s option to draw down a further US$10 million until July 31, 2015. This has been recorded as “Other debt issuance costs” and includes a one-time fee of US$200,000 and a commitment fee of 2% of the unused borrowing commitment under the Credit Agreement. The commitment fee ceased to be charged as at July 31, 2015. As the loan is denominated in USD, interest expense and other charges relating to the loan are subject to variation with movements in exchange rates. In the years ended December 31, 2016 and 2015, the year-over-year foreign currency movements relative to the AUD dollar would have had a favourable impact (exclusive of hedging impact) on our reported results of A$408,135 and A$400,655, respectively.

Patent Fees

We have an obligation to pay 50% of the patent fees in respect of the patents we license from LifeScan which were paid by LifeScan prior to the date of the first commercial sale of a non-glucose product that falls under the licensed patents and 50% of the patent fees incurred by LifeScan in respect of such patents thereafter. This obligation was triggered with the first commercial sale of the Xprecia StrideTM Coagulation Analyzer by Siemens in December 2014. An amount of US$1.75 million was initially accrued in December 2014. However, the Company and LifeScan subsequently agreed to revise this amount to US$517,831 (equivalent to A$708,775) during the fourth quarter of 2015. The repayment of this amount to LifeScan, which commenced in November 2015, is being made over a 24 month period in equal monthly installments. The reimbursement of patent fees payable to LifeScan have been recorded as “Other liability” in consolidated balance sheets. As a result of the revision of the amount due to LifeScan, this resulted in reversal of the patent fees in 2014. This amount has been recorded as “Patent Fees” in the consolidated statements of comprehensive income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Marketing Support Payment

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. LifeScan sold just over 900 million strips in the 2015 financial year. Management concluded that this loss contingency be accrued in 2015 as “Other liability” in the consolidated balance sheets as it is both probable and the amount can be reliably estimated. LifeScan has sold over a billion strips during the 2016 financial year. The total amount of marketing support payments to be paid to LifeScan is US$2,048,602 (equivalent to A$2,804,000).

Other

Recorded under this caption are research and development tax incentive income and foreign exchange movements.

The Company had recorded research and development tax incentive income of A$6,279,954 for 2013 but received an amount of $8,015,037 as research and tax development incentive income in September 2014. Of the A$9,935,083 research and development tax incentive recorded for the year ended December 31, 2014, A$1,735,083 relate to research and development tax incentive income the Company received from the Australian Government for the year ended December 31, 2013 following a change in original estimate. Similarly, included in the 2015 and 2016 research and development tax incentive income are amounts of A$24,349 and A$162,172, respectively which relates to prior years change in estimate of the research and development tax incentive income. The Company expects to receive and has recorded research and development tax incentive income of A$7,400,000 for 2016 in “Other current assets”. The remaining balance after the research and development tax incentive income for all years under this caption is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

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

Companies engaged in research and development may be eligible for either:

•	a 45% refundable tax offset for entities with an aggregated turnover of less than A$20 million per annum, (the legislative rate for the tax year commencing July, 1 2016 will be reduced to 43.5%), or

•	a 40% non-refundable tax offset for all other entities (the legislative rate for the tax year commencing July, 1 2016 will be reduced to 38.5%).

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

Exercise Price at Valuation Date

The exercise price of the warrants has been determined as stated in the Credit Agreement. For further details, see Notes to Consolidated Financial Statements – Note 16, Summary of Significant Accounting Policies – Borrowings – Athyrium Credit Agreement.

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

(f)    Research and development tax incentive income

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets/(Liabilities)

Our net financial assets/(liabilities) position is shown below:

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Financial assets:
Cash and cash equivalents	20,402,322	14,350,307	16,329,829
Accounts receivables	4,848,009	3,153,584	3,799,705

Total financial assets	25,250,331	17,503,891	20,129,534

Debt:
Short term borrowings	369,630	324,459	498,890
Long term secured loan	20,286,827	19,868,560	17,499,194

Total debt	20,656,457	20,193,019	17,998,084

Net financial assets/(liabilities)	4,593,874	(2,689,128)	2,131,450

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations, and the loan discussed below.

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

To a large extent, receipt of the research and development tax incentive income of A$9,362,172 in September 2016 and increase in quarterly service fees has resulted in an improvement to our net financial asset position. Note a major portion of our net financial assets/(liabilities) is denominated in USD, including the long term secured loan hence is subject to variation with movements in exchange rates.

We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. Liquidity risk is the risk that the Company may encounter difficulty meeting obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The purpose of liquidity management is to ensure that there is sufficient cash to meet all the financial commitments and obligations of the Company as they come due. In managing the Company’s capital, management estimates future cash requirements by preparing a budget and a multi-year plan for review and approval by the Board. The budget is reviewed and updated periodically and establishes the approved activities for the next twelve months and estimates the costs associated with those activities. The multi-year plan estimates future activity along with the potential cash requirements and is based upon management’s assessment of current progress along with the expected results from the coming years’ activity. Budget to actual variances are prepared and reviewed by management and are presented on a regular basis to the Board of Directors.

The carrying value of the cash and cash equivalents and the accounts receivables approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized for the years ended December 31, 2016, 2015 and 2014.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For the years ended December 31, 2016, 2015 and 2014, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

We had no outstanding contracts as at December 31, 2016, 2015 and 2014, respectively. The fair value of these contracts at December 31, 2016, 2015 and 2014 were nil. During the years ended December 31, 2016, 2015 and 2014, we recognized gains of nil. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the years ended December 31, 2016, 2015 and 2014. For further details, see Notes to Consolidated Financial Statements – Note 2, Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Cash and cash equivalents	20,402,322	14,350,307	16,329,829
Working capital	29,302,615	24,041,164	23,779,492
Ratio of current assets to current liabilities	5.93 : 1	6.03 : 1	4.66 : 1
Shareholders’ equity per common share	0.08	0.08	0.11

The movement in cash and cash equivalents and working capital during the above periods was primarily due to cash flows generated from/used in operations including outflows arising from the effort required to complete the development of the research and development products, servicing of the secured loan and the timing of payments and accruals in the ordinary course of business. The increased cash flows during 2016 are primarily a result of increased quarterly service fees from LifeScan, prepayment of milestones totaling US$3.75 million from Siemens and the receipt of the research and development tax incentive income of A$9,362,172 relating to the 2015 research and development spend.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Cash provided by/(used in):
Operating activities	7,048,670	(527,840)	(7,468,062)
Investing activities	(1,272,160)	(1,270,392)	(947,386)
Financing activities	45,171	(1,378,658)	261,742

Net increase/(decrease) in cash and cash equivalents	5,821,681	(3,176,890)	(8,153,706)

The Company has generated positive cash flows in 2016.

Our net cash provided by or used in operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, interest on our long term secured loan and general and administrative expenditure. The continuous improvement in operating cash flows during the 2014 to 2016 financial years is primarily due to the increased receipts from quarterly service fees from LifeScan, receipt of milestone payments from Siemens and receipt of the research and development tax incentive income.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and for the various continuous improvement program we are undertaking.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Our net cash used in financing activities principally represents financing charges made to the Lenders pursuant to the Credit Agreement.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2016 are:

A$
Less than 1 year	673,069
1 – 3 years	941,608
3 – 5 years	0
More than 5 years	0

Total minimum lease payments	1,614,677

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at December 31, 2016 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	2,600,000	0	0
Operating Lease Obligations (2)	1,614,677	673,069	941,608	0	0
Purchase Obligations (3)	1,112,655	1,112,655	0	0	0
Long term secured loan (4)	20,286,827	0	20,286,827	0	0
Financing costs (5)	4,768,605	2,427,533	2,341,072	0	0
Other liability (6)	3,129,306	1,713,743	1,415,563	0	0
Other Long-Term Liabilities on Balance Sheet (7)	125,993	0	113,431	11,592	970

Total	33,638,063	5,927,000	27,968,501	11,592	970

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders
(4)	US$15 million payable to the lenders on maturity date pursuant to the Credit Agreement.
(5)	Interest payable to the lenders pursuant to the Credit Agreement
(6)	Represents patent fees and marketing support fees payable to LifeScan
(7)	Represents long service leave owing to the employees.

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

The Company is currently using natural hedging to limit currency exposure.

Specifically, in relation to the secured term loan, we have established a program to reduce or even eliminate the impact of any foreign exchange exposure. The secured term loan is denominated in USD and the bullet repayment of US$15 million in December 2018 is to be made in USD as well. The goal is to build our USD cash reserves which will reduce our foreign exchange exposure until the cash reserves reach US$15 million at which time the foreign exchange exposure from the principal of our term loan will be eliminated. We expect to build our USD cash reserves from our US receipts to US$15 million before the secured term loan is repaid. On this basis, during the interim period, our foreign exchange exposure will only be to translation losses and there should not be any realised losses when the secured term loan is repaid.

The Company has recorded foreign currency transaction gains/(losses) of A$112,075, (A$959,343) and (A$918,479) in each of the years ended December 31, 2016, 2015 and 2014, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Universal Biosensors, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, changes in stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Universal Biosensors, Inc. and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers

Sydney, Australia

March 21, 2017

PricewaterhouseCoopers, ABN 52 780 433 757

One International Towers Sydney, Watermans Quay, Barangaroo NSW 2000

T +61 2 8266 0000, F +61 2 8266 9999, www.pwc.com.au

Universal Biosensors, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	20,402,322	14,350,307
Inventories, net	839,250	355,268
Accounts receivable	4,848,009	3,153,584
Prepayments	1,078,335	1,408,943
Other current assets	8,074,384	9,555,441

Total current assets	35,242,300	28,823,543
Non-current assets:
Property, plant and equipment	36,809,266	35,563,364
Less accumulated depreciation	(25,282,248)	(22,655,162)

Property, plant and equipment - net	11,527,018	12,908,202

Other non-current assets	3,220,000	3,220,000

Total non-current assets	14,747,018	16,128,202

Total assets	49,989,318	44,951,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	547,324	894,677
Accrued expenses	1,785,134	1,905,724
Borrowings	369,630	324,459
Other liabilities	1,713,743	354,387
Employee entitlements provision	1,523,854	1,303,132

Total current liabilities	5,939,685	4,782,379
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements provision	125,993	172,574
Long term secured loan	20,286,827	19,868,560
Other liabilities	1,415,563	3,099,323
Deferred revenue	6,366,975	1,173,204

Total non-current liabilities	30,795,358	26,913,661

Total liabilities	36,735,043	31,696,040

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2016 (2015: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 176,386,884 shares in 2016 (2015: 176,112,584)	17,639	17,611
Additional paid-in capital	93,167,465	94,419,308
Accumulated deficit	(80,882,902)	(74,306,486)
Current year income/(loss)	1,250,276	(6,576,416)
Accumulated other comprehensive income	(298,203)	(298,312)

Total stockholders’ equity	13,254,275	13,255,705

Total liabilities and stockholders’ equity	49,989,318	44,951,745

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Statements of Comprehensive Income/(Loss)

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Revenue
Revenue from products	584,550	1,323,564	215,486
Revenue from services	18,246,267	15,451,414	9,314,198

Total revenue	18,830,817	16,774,978	9,529,684
Operating costs & expenses
Cost of goods sold	996,788	1,136,143	313,374
Cost of services	154,998	244,073	242,453

Total cost of goods sold & services	1,151,786	1,380,216	555,827
Contribution from products & services	17,679,031	15,394,762	8,973,857
Other operating costs & expenses
Research and development	14,987,462	19,120,842	16,616,051
General and administrative	6,414,855	6,670,768	6,143,748

Total operating costs & expenses	21,402,317	25,791,610	22,759,799

Loss from operations	(3,723,286)	(10,396,848)	(13,785,942)
Other income/(expense)
Interest income	201,096	242,574	260,904
Interest expense	(8,436)	(15,106)	(15,905)
Financing costs	(2,894,300)	(3,308,068)	(2,646,092)
Patent fees	0	1,404,184	(2,133,626)
Marketing support payment	0	(2,804,000)	0
Other	7,675,202	8,300,848	9,004,534

Total other income	4,973,562	3,820,432	4,469,815
Net income/(loss) before tax	1,250,276	(6,576,416)	(9,316,127)
Income tax benefit/(expense)	0	0	0

Net income/(loss) before tax	$1,250,276	$(6,576,416)	$(9,316,127)

Earnings per share
Basic net income/(loss) per share	0.01	(0.04)	(0.05)
Diluted net income/(loss) per share	0.01	(0.04)	(0.05)

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	109	0	0
Reclassification for gains realized in net income	0	0	0

Other comprehensive gain/(loss)	109	0	0

Comprehensive gain/(loss)	1,250,385	(6,576,416)	(9,316,127)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2014	175,600,605	17,560	94,955,051	(64,990,359)	(298,312)	29,683,940
Net loss	0	0	0	(9,316,127)	0	(9,316,127)
Exercise of stock options issued to employees	8,333	0	0	0	0	0
Shares issued to employees	2,040	1	999	0	0	1,000
Stock option expense	0	0	(627,868)	0	0	(627,868)

Balances at December 31, 2014	175,610,978	17,561	94,328,182	(74,306,486)	(298,312)	19,740,945
Net loss	0	0	0	(6,576,416)	0	(6,576,416)
Exercise of stock options issued to employees	72,496	7	26,120	0	0	26,127
Shares issued to employees	429,110	43	129,938	0	0	129,981
Stock option expense	0	0	(64,932)	0	0	(64,932)

Balances at December 31, 2015	176,112,584	17,611	94,419,308	(80,882,902)	(298,312)	13,255,705
Net income	0	0	0	1,250,276	0	1,250,276
Other comprehensive income	0	0	0	0	109	109
Exercise of stock options issued to employees	77,500	8	(8)	0	0	0
Shares issued to employees	196,800	20	65,974	0	0	65,994
Stock option expense	0	0	(1,317,809)	0	0	(1,317,809)

Balances at December 31, 2016	176,386,884	17,639	93,167,465	(79,632,626)	(298,203)	13,254,275

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Cash flows from operating activities provided by/(used in):
Net income/(loss)	1,250,276	(6,576,416)	(9,316,127)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,646,185	2,697,151	2,512,946
Share based payments expense	(1,317,809)	(64,932)	(627,868)
Loss on fixed assets disposal	1,280	329	16,195
Unrealized foreign exchange losses	(32,138)	953,010	718,336
Financing costs - amortization of warrants	220,180	218,988	181,779
Change in assets and liabilities:
Inventory	(483,982)	42,182	(393,243)
Accounts receivable	(1,694,425)	646,121	(1,631,838)
Prepaid expenses and other assets	1,324,771	(1,028,500)	126,095
Deferred revenue	5,193,771	(394,358)	(348,270)
Employee entitlements	240,135	234,770	64,077
Accounts payable and accrued expenses	(299,574)	2,743,815	1,229,856

Net cash provided by/(used in) operating activities	7,048,670	(527,840)	(7,468,062)

Cash flows from investing activities:

Proceeds from sale of property, plant and equipment	0	0	7,941
Purchases of property, plant and equipment	(1,212,660)	(1,270,392)	(955,327)
Payments to acquire business	(59,500)	0	0

Net cash used in investing activities	(1,272,160)	(1,270,392)	(947,386)

Cash flows from financing activities:
Proceeds from borrowings	369,630	360,510	1,051,662
Repayment of borrowings	(324,459)	(534,941)	(552,772)
Borrowing costs	0	(1,230,354)	(237,148)
Proceeds from stock options exercised	0	26,127	0

Net cash provided by/(used in) financing activities	45,171	(1,378,658)	261,742

Net increase/(decrease) in cash and cash equivalents	5,821,681	(3,176,890)	(8,153,706)
Cash and cash equivalent at beginning of period	14,350,307	16,329,829	23,742,422
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	230,334	1,197,368	741,113

Cash and cash equivalents at end of period	20,402,322	14,350,307	16,329,829

See accompanying notes to the financial statement

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

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

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, UBS and HRL. All intercompany balances and transactions have been eliminated on consolidation.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Cash and cash equivalents and accounts receivable consist of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the consolidated balance sheets. The Company’s cash and cash equivalents are primarily invested with one of Australia’s largest banks. The Company is exposed to credit risk in the event of default by the banks holding the cash or cash equivalents to the extent of the amount recorded on the consolidated balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company has not identified any collectability issues with respect to receivables.

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

(for the years ended December 31, 2014, 2015 and 2016)

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For years ended December 31, 2014, 2015 and 2016, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated financial statements.

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

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Raw materials	315,970	270,683	351,007
Work in progress	523,280	52,841	46,443
Finished goods	0	31,744	0

	839,250	355,268	397,450

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

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

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Accounts receivable	4,848,009	3,153,584	3,799,705
Allowance for doubtful debts	0	0	0

	4,848,009	3,153,584	3,799,705

Property, Plant, and Equipment, net

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

The Company receives Commonwealth of Australia grant monies under grant agreements to support its development activities, including in connection with the purchase of plant and equipment. Plant and equipment is presented net of the government grant. The grant monies are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased.

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

Research and development expenses for the respective periods are as follows:

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Research	1,230,652	1,296,396	1,194,323
Development	13,756,810	17,824,446	15,421,728

Research and development expenses	14,987,462	19,120,842	16,616,051

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

(for the years ended December 31, 2014, 2015 and 2016)

Where it is more likely than not that some portion or all of the deferred tax assets will not be realized, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. A reconciliation of the valuation and qualifying accounts is attached as Schedule ii.

We are subject to income taxes in the United States, Canada and Australia. U.S. federal income tax returns up to and including the 2015 financial year have been filed. In Australia, consolidated income tax returns up to and including the 2015 financial year have been filed. HRL will file its first tax return in Canada for the 2016 financial year.

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

Our overall ARO changed as follows:

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Opening balance at January 1	2,600,000	2,600,000	2,549,928
Accretion expense	0	0	50,072

Ending balance at December 31	2,600,000	2,600,000	2,600,000

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

(for the years ended December 31, 2014, 2015 and 2016)

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

Australian Goods and Services Tax (GST) and Canadian Harmonized Sales Tax (HST)

Revenues, expenses and assets are recognized net of the amount of associated GST and HST, unless the GST and HST incurred is not recoverable from the taxation authority. In this case it is recognized as part of the cost of acquisition of the asset or as part of the expense. Receivables and payables are stated inclusive of the amount of GST and HST receivable or payable. The net amount of GST and HST recoverable from, or payable to, the taxation authority is included with other receivables or payables in the consolidated balance sheets.

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

(for the years ended December 31, 2014, 2015 and 2016)

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

Of the seven milestones, the Company has delivered on four as of December 31, 2016. Two milestones were delivered in 2012 and the milestones achieved subsequent to January 1, 2014 are as follows:

•	In December 2014, the Company delivered on its third milestone when it completed the development of the Xprecia Stride™ Coagulation Analyzer and the product was launched by Siemens. Of the total amount of A$1,750,486 (equivalent to US$1,428,571) recognized as revenue from services in December 2014, A$1,225,340 (equivalent to US$1,000,000) relates to the achievement of the milestone whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones.

•	In July 2015, the Company delivered on its fourth milestone when Siemens made a premarket 510(k) submission to the FDA for regulatory clearance to sell the Xprecia Stride™ Coagulation Analyzer in the US. Of the total amount of A$1,955,340 (equivalent to US$1,428,571) recognized as revenue from services in July 2015, A$1,368,738 (equivalent to US$1,000,000) relates to the achievement of the milestone whilst the balance relates to a portion of the deferred US$3 million up-front payment allocated to these milestones.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

Interest income

Interest income is recognized as it accrues, taking into account the effective yield on the cash and cash equivalents.

Research and development tax incentive income

Research and development tax incentive income is recognized when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997 as long as eligibility criteria are met. Generally speaking, entities which are an R&D entity involved in eligible R&D activities may claim research and development tax incentive income as follows:

1.	as a refundable tax offset if aggregate turnover (which generally means an entity’s total income that it derives in the ordinary course of carrying on a business, subject to certain exclusions) of the entity is less than A$20 million, or

2.	as a non-refundable tax offset if aggregate turnover of the entity is more than A$20 million.

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

The Company has recorded research and development tax incentive income of A$7,562,172, A$9,224,349 and A$9,935,083, respectively under the caption “Other” in the consolidated statements of comprehensive income in each of the years ended December 31, 2016, 2015 and 2014, respectively.

Of the A$9,935,083 research and development tax incentive recorded in other income for the year ended December 31, 2014, A$1,735,083 relates to research and development tax incentive income the Company received from the Australian Government for the year ended December 31, 2013 following a change in the original estimate. Similarly, included in the 2015 and 2016 research and development tax incentive income are amounts of A$24,349 and A$162,172, respectively which relates to prior years change in estimate of the research and development tax incentive income.

Foreign Currency

Functional and reporting currency

Items included in the financial statements of each of the Group’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of UBI and UBS is AUD or A$ for all years presented. The functional currency of HRL is Canadian dollars (“CAD$”).

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

The Company has recorded foreign currency transaction gains/(losses) of A$112,075, (A$959,343) and (A$918,479) in each of the years ended December 31, 2016, 2015 and 2014, respectively.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at December 31, 2016.

Patent and License Costs

Legal and maintenance fees incurred for patent application costs have been charged to expense and reported in general and administrative expense.

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

Leased Assets

All of the Company’s leases for the years ended December 31, 2016, 2015 and 2014 are considered operating leases. The costs of operating leases are charged to the consolidated statements of comprehensive income on a straight-line basis over the lease term.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

Employee Benefit Costs

UBS contributes to standard defined contribution superannuation funds on behalf of all its UBS employees. This contribution amount, formerly equal to 9.25% of each employee’s salary, was increased by law to 9.50% from July 1, 2014 of each such employee’s salary. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they have reached the statutory requirement age. Whilst the Company has a third party default superannuation fund, it permits UBS employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated statements of comprehensive income as they become payable.

Registered Retirement Savings Plan and Deferred Sharing Profit Plan

The Company provides eligible HRL employees a retirement plan through Sun Life Assurance Company of Canada. The retirement plan includes a Registered Retirement Savings Plan (“RRSP”) and Deferred Profit Sharing Plan (“DPSP”). The RRSP is voluntary and the employee contributions are matched by the Company up to a maximum of 5% based on their continuous years of service and placed into the DPSP. The Company contributes 1% to 2% of the employee’s base earnings towards the DPSP. The DPSP contributions are vested immediately.

Benefit Plan

The Company provides eligible HRL employees through Sun Life Assurance Company of Canada a Benefit Plan to its employees. In general, the Benefit Plan includes extended health care, dental care, basic life insurance, basic accidental death and dismemberment, and disability insurance.

Net Income/(Loss per) Share and Anti-dilutive Securities

Basic and diluted net income/(loss) per share is presented in conformity with ASC 260 – Earnings per Share. Basic net income/(loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Diluted net income/(loss) per share is calculated by adjusting the basic net income/(loss) per share by assuming all dilutive potential ordinary shares are converted.

Total Comprehensive Income

The Company follows ASC 220 – Comprehensive Income. Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income.

The tax effect allocated to each component of other comprehensive income is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
2016
Foreign currency translation reserve	109	0	109
Reclassification for gains realised in net income	0	0	0

Other comprehensive gain	109	0	109

2015
Unrealized loss on derivative instruments	0	0	0
Reclassification for gains realised in net income	0	0	0

Other comprehensive gain	0	0	0

2014
Unrealized loss on derivative instruments	0	0	0
Reclassification for gains realised in net income	0	0	0

Other comprehensive gain	0	0	0

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

Business combinations

Business combinations are accounted for using the acquisition method of accounting. Acquisition cost is measured as the aggregate of the fair value at the date of acquisition of the assets given, equity instruments issued or liabilities incurred or assumed. Acquisition related costs are expensed as incurred (except for those costs arising on the issue of equity instruments which are recognised directly in equity). Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured at fair value on the acquisition date. Goodwill is measured as the excess of the acquisition cost, the amount of any non-controlling interest and the fair value of any previous UBI equity interest in the acquiree, over the fair value of the identifiable net assets acquired.

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

(for the years ended December 31, 2014, 2015 and 2016)

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

On January 9, 2015, the FASB issued ASU 2015-01 to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. ASU 2015-01 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. This guidance was adopted in 2015. The adoption of this guidance has not had a material impact on the Company’s financial statements.

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

On November 20, 2015, the FASB issued ASU 2015-17 as part of its simplification initiative (i.e., FASB’s effort to reduce the cost and complexity of certain aspects of U.S. GAAP). The ASU requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as non-current in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or non-current in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. This guidance was adopted in 2015. The adoption of this guidance has not had a material impact on the Company’s financial statements.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

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

The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard. The Company is currently evaluating the impact the adoption of ASU 2016-08 will have on the Company’s consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and non-public entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For Public Business Entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. For all other entities, the ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual reporting periods beginning after December 15, 2018. The adoption of this guidance has not had a material impact on the Company’s financial statements.

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

On November 17, 2016, the FASB issued ASU 2016-18, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted for all entities. The Company is currently evaluating the impact the adoption of ASU 2016-18 will have on the Company’s consolidated financial statements.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

On October 24, 2016, the FASB issued ASU 2016-16, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. For public business entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities as of the beginning of a fiscal year for which neither the annual or interim (if applicable) financial statements have been issued. If an entity chooses to early adopt the amendments in the ASU, it must do so in the first interim period of its annual financial statements (if the entity issues interim financial statements). That is, an entity cannot adopt the amendments in the ASU in a later interim period and apply them as if they were in effect as of the beginning of the year. Entities should apply the ASU’s amendments on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact the adoption of ASU 2016-16 will have on the Company’s consolidated financial statements.

On January 5, 2017, the FASB issued ASU 2017-01 to clarify the definition of a business in ASC 805, which was among the primary issues raised in connection with the FAF’s post-implementation review report on FASB Statement 141(R) (codified in ASC 805). The amendments in the ASU are intended to make application of the guidance more consistent and cost-efficient. The ASU is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods therein. For all other entities, the ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The ASU must be applied prospectively on or after the effective date, and no disclosures for a change in accounting principle are required at transition. Early adoption is permitted for transactions (i.e., acquisitions or dispositions) that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company is currently evaluating the impact the adoption of ASU 2017-01 will have on the Company’s consolidated financial statements.

On January 26, 2017, the FASB issued ASU 2017-04, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, “an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount [and] should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.” The ASU is effective prospectively for fiscal years beginning after December 15, 2019 for public business entities that are SEC filers. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on the Company’s consolidated financial statements.

Revision

Beginning in 2016, the Company has classified patent application costs (including legal and maintenance fees) within the general and administrative expense line in the Consolidated Statement of Comprehensive Income/(Loss). As a result, patent application costs of A$643,000 in 2015 and A$520,000 in 2014 have been reclassified from Research and development expenses to General and administrative expenses to conform to current year classification. The Company has concluded that this reclassification was not material to the Consolidated Statements of Comprehensive Income/(Loss) and the reclassification had no impact on the pre-tax income, net income or earnings per share for the years ended December 31, 2015 and 2014.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

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

HRL leases approximately 482 square meters of office and laboratory facilities at 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario. The lease for 711 Concession Street expires on January 31, 2020 with 2 further options to renew each for 5 years.

The Company has also entered into a lease with respect to certain office equipment. The lease is for a period of 60 months which commenced in November 2012.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2016 are:

A$
Less than 1 year	673,069
1 – 3 years	941,608
3 – 5 years	0
More than 5 years	0

Total minimum lease payments	1,614,677

Rent expense was A$626,437, A$647,104 and A$551,119 for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

Guarantees

There are cross guarantees given by Universal Biosensors, Inc. and Universal Biosensors Pty Ltd as described in note 15. No deficiencies of assets exist in any of these companies. No liability was recognized by the parent entity or the consolidated entity in relation to this guarantee, as the fair value of the guarantees is immaterial.

Government grants

UBS was awarded a grant from the Commonwealth of Australia under the Next Generation Manufacturing Investment Programme up to a maximum grant amount of A$575,000 payable over a three year period commencing from January 1, 2017. The grants are paid upon achievement of pre-agreed milestones. The milestones generally relate to UBS placing purchase orders, commissioning upgrades and validating the equipment. Amongst other reasons, the Commonwealth of Australia may terminate the grant agreement for breach of the agreement by UBS or for failure to undertake the required programme. Under these circumstances, the Commonwealth of Australia may require UBS to repay some or the entire grant. The Company continues to undertake the project funded by the Commonwealth of Australia.

No amounts have been received under this grant to date. In the event UBS had achieved milestones and received grant payments, it believes that the likelihood of being required to repay grant funding is remote because the Company continues to act in good faith with respect to the grant.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

(4)	Income Taxes

The Company is subject to income tax in Australia and is required to pay taxes on its Australian profits. As provided under the Australian income tax laws, UBI and its wholly owned resident subsidiary UBS have formed a tax-consolidated group. UBI is required to lodge U.S. federal income tax returns and HRL is required to lodge tax returns in Canada. UBI and HRL are currently in a tax loss situation.

A reconciliation of the (benefit)/provision for income taxes with the amount computed by applying the Australian statutory company tax rate of 30% to the net income/(loss) before income taxes is as follows:

	Years ended December 31,
	2016		2015		2014
	A$	%	A$	%	A$	%
Net income/(loss) before income taxes	1,347,547		(6,576,416)		(9,316,127)
Computed by applying income	404,264	30	(1,972,925)	30	(2,794,838)	30
Research & development incentive	2,664,682	197	3,560,728	(54)	2,502,701	(27)
Disallowed expenses/(income):
Share based payment	(395,343)	(29)	(19,480)	0	(188,360)	2
Other	(12,460)	(1)	120,837	(2)	3,136	0
Change in valuation allowance	(2,661,143)	(197)	(1,689,160)	26	477,361	(5)

Income tax expense/(benefit)	0	0	0	0	0	0

The components of our net income/(loss) before income taxes as either domestic or foreign is as follows:

	As of December 31,
	2016	2015	2014
	A$	A$	A$
Foreign	0	0	0
Domestic (Australia)	1,347,547	(6,576,416)	(9,316,127)

	1,347,547	(6,576,416)	(9,316,127)

Significant component of the Company’s deferred tax assets are shown below:

	As of December 31,
	2016 A$	2015 A$
Deferred tax assets:
Operating loss carry forwards	6,784,868	9,527,727
Unamortized capital raising cost	0	38,395
Depreciation and amortization	1,372,387	1,270,986
Asset retirement obligations	780,000	780,000
Employee entitlements	493,406	442,712
Accruals	1,513,551	1,667,495
Decline in value of patents	1,096,101	949,423
Unrealized exchange loss	75,887	645,095
Other	(9,791)	(178,958)

Total deferred tax assets	12,106,409	15,142,875
Valuation allowance for deferred tax assets	(12,106,409)	(15,142,875)

Net deferred tax asset	0	0

Significant components of deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance has been established, as realization of such assets is not more likely than not.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

At December 31, 2016 the Company has A$22,616,230 (A$32,032,988 at December 31, 2015) of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$5,800,672 of non-refundable R&D tax offset as at December 31, 2016 and 2015. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years. UBI has US tax losses available for carry forward against future earnings of US$1,011,321 as of December 31, 2016 and 2015.

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

An option holder is not permitted to participate in a bonus issue or new issue of securities in respect of an option held prior to the issue of shares to the option holder pursuant to the exercise of an option. If the Company changes the number of issued shares through or as a result of any consolidation, subdivision, or similar reconstruction of the issued capital of the Company, the total number of options and the exercise price of the options (as applicable) will likewise be adjusted. Options granted in 2014, 2015 and 2016 were 152,000, 1,015,000, and 9,291,000, respectively.

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Dec-16	Apr-16	Dec-15	Jan-15	Jan-15	Aug-14
Exercise Price (A$)	0.33	0.50	0.45	0.00	0.23	0.17
Share Price at Grant Date (A$)	0.33	0.29	0.45	0.23	0.23	0.17
Volatility	69%	70%	70%	72%	72%	71%
Expected Life (years)	7	7	7	7	7	7
Risk Free Interest Rate	2.60%	2.23%	2.56%	2.27%	2.27%	3.13%
Fair Value of Option (A$)	0.19	0.08	0.26	0.23	0.14	0.10

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

Stock option activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2015	9,709,661	0.99
Granted	9,291,000	0.50
Exercised	(77,500)	0.00
Lapsed	(2,658,992)	1.25

Balance at December 31, 2016	16,264,169	0.67

At December 31, 2016, the number of options exercisable was 11,941,626 (2015: 8,662,448 and 2014: 8,611,392). At December 31, 2016, total stock compensation income recognized in the consolidated condensed statements of comprehensive income was A$1,317,809 (2015: A$64,932 and 2014: A$627,868).

The following table represents information relating to stock options outstanding under the plans as of December 31, 2016:

	Options Outstanding		Options Exercisable Shares
Exercise Price A$	Shares	Weighted average remaining life in years
$ 1.18	529,000	0	529,000
$ 1.20	525,000	1	525,000
$ 0.89	645,000	1	645,000
$ 0.70	102,000	2	102,000
$ 0.50	8,000	2	8,000
$ 0.00	50,001	2	50,001
$ 0.00	388,334	2	388,334
$ 0.94	698,667	2	698,667
$ 1.72	1,095,000	3	1,095,000
$ 1.60	50,000	0	50,000
$ 1.58	216,000	1	216,000
$ 0.00	91,667	1	91,667
$ 1.37	213,000	1	213,000
$ 1.00	66,000	2	66,000
$ 0.89	222,500	2	222,500
$ 0.00	100,000	2	100,000
$ 0.75	50,000	2	50,000
$ 0.73	74,000	3	74,000
$ 1.09	270,000	3	270,000
$ 0.00	100,000	3	100,000
$ 0.79	24,000	3	24,000
$ 0.71	30,000	4	30,000
$ 0.49	290,000	4	290,000
$ 0.00	160,000	4	160,000
$ 0.17	80,000	5	53,333
$ 0.23	352,500	5	234,970
$ 0.00	160,000	5	106,664
$ 0.45	382,500	6	127,490
$ 0.50	9,035,000	6	5,421,000
$ 0.33	256,000	7	0

	16,264,169		11,941,626

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

The table below sets forth the number of employee stock options exercised and the number of shares issued in the period from December 31, 2014. We issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Weighted Average Exercise Price		Proceeds Received (A$)
2014	8,333	A$	0.00	0
2015	72,496	US$	0.26	26,127
2016	77,500		0.00	0

As of December 31, 2016, there was A$244,924 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2017	166,139
2018	73,396
2019	5,389

244,924

The aggregate intrinsic value for all options outstanding as at December 31, 2016 was zero.

(b)	Restricted Share Plan

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

The table below sets forth the restricted shares issued by the Company since January 1, 2014:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
June, 2014	2,040	1,000
January, 2015	282,555	64,988
July, 2015	4,347	1,000
December, 2015	142,208	63,994
February, 2016	15,000	6,000
December, 2016	181,800	59,994

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price (A$)
Balance at December 31, 2015	542,816	0.35
Granted	196,800	0.34
Release of restricted shares	(164,036)	0.44

Balance at December 31, 2016	575,580	0.31

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

(6)	Related Party Transactions

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

Mr. Denver is a director of the Company and SpeeDx. Talu Ventures Pty Ltd, of which Mr. Jane is a director, is a fund manager of a fund which holds approximately 33% of the issued shares in SpeeDx. Mr. Jane resigned as a director of the Company in March 2015. Until September 27, 2013, PFM Cornerstone Limited held approximately 6% of our shares (PFM Cornerstone Limited no longer holds any of our shares), and until June 28, 2016, PFM Cornerstone Limited also held approximately 33% of the issued shares in SpeeDx. Messrs Denver and Hanley are directors of the Company and until June 28, 2016 were directors of PFM Cornerstone Limited. Mr. Hanley is now a director of Biotech Investment Holdings 1 Pty Ltd and Biotech Investment Holdings 2 Pty Ltd which each respectively own approximately 14% of the issued share capital of SpeeDx.

Mr. Coleman is a director of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds holds a beneficial interest and voting power over approximately 15.51% of our shares.

(7)	Financial Instruments

Financial Assets

	Years Ended December 31,
	2016	2015
	A$	A$
Financial assets:
Cash and cash equivalents	20,402,322	14,350,307
Accounts receivables	4,848,009	3,153,584
Financial instruments	0	0

Total financial assets	25,250,331	17,503,891

Debt:
Short term borrowings	369,630	324,459
Long term secured loan	20,286,827	19,868,560

Total debt	20,656,457	20,193,019

Net financial assets/(liabilities)	4,593,874	(2,689,128)

The carrying value of the cash and cash equivalents and the accounts receivable approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized in 2016, 2015 and 2014.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

Derivative Instruments and Hedging Activities

We had no outstanding contracts as at December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, we recognized gains of nil. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the years ended December 31, 2016, 2015 and 2014. For further details, see Notes to Consolidated Financial Statements – Note 2, Summary of Significant Accounting Policies.

(8)	Property, Plant and Equipment, net

	As of December, 31
	2016	2015
	A$	A$
Plant and equipment	25,913,814	24,676,687
Leasehold improvements	8,952,420	8,943,645
Capital work in process	1,943,032	1,943,032

	36,809,266	35,563,364
Accumulated depreciation	(25,282,248)	(22,655,162)

Property, plant & equipment, net	11,527,018	12,908,202

Capital work in process relates to assets under construction and comprises primarily specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represent the percentage of expenditure that has been completed, and once the assets are placed into service, the Company begins depreciating the respective assets. The accumulated amortisation of capitalised leasehold improvements for the fiscal years ended December 31, 2016, 2015 and 2014 was A$7,958,666, A$7,517,590, and A$7,096,926, respectively.

From 2017 to 2019, the Company is entitled to receive Commonwealth of Australia grant monies under grant agreements to support its development activities, including in connection with the purchase of plant and equipment. Plant and equipment is presented net of the government grant of A$Nil for the year ended December 31, 2016. The grants are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grants received in advance of the relevant expenditure are treated as deferred income and included in Current Liabilities on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under research agreements are recorded as Currents Assets on the balance sheet.

Depreciation expense was A$2,646,185, A$2,697,151, and A$2,512,946, for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

(9)	Accrued Expenses

Accrued expenses consist of the following:

	As of December, 31
	2016	2015
	A$	A$
Legal, tax and accounting fees	715,251	559,017
Salary and related costs	56,234	670,154
Research and development materials	896,227	654,701
Other	117,422	21,852

	1,785,134	1,905,724

(10)	Stockholders’ Equity - Common Stock

Holders of common stock are generally entitled to one vote per share held on all matters submitted to a vote of the holders of common stock. At any meeting of the shareholders, the presence, in person or by proxy, of the majority of the outstanding stock entitled

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

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

(11)	Net Income/(Loss) per Share

Basic net income/(loss) per ordinary share was computed by dividing the net income/(loss) applicable to common stock by the weighted-average number of common stock outstanding during the period. Warrants issued to the Lenders and options granted to employees under the Universal Biosensors Employee Option Plan are considered to be potential ordinary shares for the purpose of calculating diluted net income/(loss) per share.

	Years Ended December 31,
	2016	2015	2014
Weighted average shares used as denominator in calculating:
Basic net income/(loss) per share	176,189,052	175,881,165	175,608,634

Diluted net income/(loss) per share	177,373,769	175,881,165	175,608,634

The number of shares not included in the calculation of basic net income/(loss) per ordinary share because the impact would be anti-dilutive were 1,184,717, Nil and Nil for the years ended December 31, 2016, 2015 and 2014, respectively.

(12)	Guarantees and Indemnifications

The certificate of incorporation and amended and restated by-laws of the Company provide that the Company will indemnify officers and directors and former officers and directors in certain circumstances, including for expenses, judgments, fines and settlement amounts incurred by them in connection with their services as an officer or director of the Company or its subsidiaries, provided that such person acted in good faith and in a manner such person reasonably believed to be in the best interests of the Company, and, with respect to any criminal action or proceeding, the Company had reasonable cause to believe that such person’s conduct was not unlawful.

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

No liability has arisen under these indemnities as of December 31, 2016.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

(13)	Segments

The Company operates in one segment. The principal activities of the Company are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work.

The Company operates predominantly in one geographical area, being Australia and continues to derive significant revenues from LifeScan.

The Company’s material long-lived assets are all based in Australia.

(14)	Deed of Cross Guarantee

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

(15)	Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of December 31, 2016 is as follows:

	December 31, 2016		December 31, 2015
	US$	A$	US$	A$
2016	0		1,761,375
2017	1,756,563		1,756,563
2018	16,694,000		16,694,000
Thereafter	0		0

Total minimum payments	18,450,563		20,211,938
Less amount representing interest and other fees	(3,450,563)		(5,211,938)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus interest accretion	495,203		331,625

Total carrying value	14,679,548	20,286,827	14,515,970	19,868,560

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,679,548	20,286,827	14,515,970	19,868,560

The carrying value of the borrowings approximates its fair value. The fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of December 31, 2016, and are included in equity.

Athyrium Credit Agreement

On December 19, 2013 (“Closing Date”), UBI and its wholly owned subsidiary, UBS (together UBI and UBS, the “Transaction Parties”) entered into a credit agreement with Athyrium Opportunities Fund (A) LP (“Athyrium A”), as administrative agent (the

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2014, 2015 and 2016)

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

UBS paid a non-refundable fee of US$625,000 to the Lenders on the Closing Date (being 2.5% of the aggregate credit facility) and a non-refundable fee of US$200,000 to the Lenders in connection with the January 2015 amendment to the Credit Agreement. A 2% commitment fee based on any available unused borrowing commitment was paid by UBS under the Credit Agreement until July 31, 2015. The Lenders are also entitled to receive 30% of the net proceeds of milestone payments paid under the Collaboration Agreement by and among UBS, UBI and Siemens, up to a maximum of US$600,000 in the aggregate of which US$300,000 was paid in February 2015 and the balance of US$300,000 was paid in August 2015 (upon receipt of two further milestone payments). UBS has also agreed to pay certain taxes arising in connection with the Credit Agreement and other Loan Documents, including withholding taxes. UBS has also agreed to pay certain reasonable out-of-pocket expenses incurred by the Lenders in connection with the loan documents including the January 2015 amendment, or as may be incurred in connection with the enforcement or protection of their rights.

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

(for the years ended December 31, 2014, 2015 and 2016)

“Exercise Price”), which represents a 117% premium over the closing price of UBI’s common stock on December 19, 2013. The warrants are immediately exercisable and have a term of seven years.

Other

In December 2015, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2016 insurance premium. The total amount financed was A$360,510 at inception and the short-term borrowing was fully repaid in September 2016. Interest was charged at a fixed rate of 2.60% per annum. In December 2016, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2017 insurance premium. The total amount financed was A$369,630 at inception and the short-term borrowing will be fully repaid in September 2017. Interest is charged at a fixed rate of 2.60% per annum. The short-term borrowing is secured by the insurance premium refund.

(16)	Warrants

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

(17)	Restricted Cash

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Years Ended December 31,
	2016	2015	2014
	A$	A$	A$
Financial covenant pursuant to the credit agreement	2,900,000	2,900,000	2,600,000
Collateral for facilities	320,000	320,000	320,000

	3,220,000	3,220,000	2,920,000

Financial covenant pursuant to the credit agreement and collateral for facilities is recorded under the caption “Other non-current assets” in the consolidated balance sheets.

Universal Biosensors, Inc.

Schedule ii – Valuation and Qualifying Accounts

(for the years ended December 31, 2014, 2015 and 2016)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at end of Period
	A$	A$	A$	A$	A$
Year ended December 31, 2014
Deferred income tax valuation allowance	23,413,313	477,361	(6,854,223)	0	17,036,451

Year ended December 31, 2015
Deferred income tax valuation allowance	17,036,451	(1,689,161)	(204,415)	0	15,142,874

Year ended December 31, 2016
Deferred income tax valuation allowance	15,142,874	(2,661,144)	(375,321)	0	12,106,409