Form 10-Q
period 2017-03-31
UNIVERSAL BIOSENSORS INC
filed 2017-04-27
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 176,390,216 shares of Common Stock, U.S.$0.0001 par value, outstanding as of April 27, 2017.

UNIVERSAL BIOSENSORS, INC.

Unless otherwise noted, references on this Form 10-Q to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”) and UBS’ wholly owned Canadian operating subsidiary, Hemostasis Reference Laboratory Inc. (“HRL”). Unless otherwise noted, all references in this Form 10-Q to “$”, “A$” or “dollars” and dollar amounts are references to Australian dollars. References to “US$” are references to United States dollars. References to “CAD$” are references to Canadian dollars.

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	March 31,	December 31,
	2017	2016
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	17,780,280	20,402,322
Inventories, net	938,570	839,250
Accounts receivable	7,875,170	4,848,009
Prepayments	882,714	1,078,335
Other current assets	8,290,820	8,074,384

Total current assets	35,767,554	35,242,300
Non-current assets:
Property, plant and equipment	37,342,794	36,809,266
Less accumulated depreciation	(25,943,276)	(25,282,248)

Property, plant and equipment - net	11,399,518	11,527,018

Other non-current assets	3,220,000	3,220,000

Total non-current assets	14,619,518	14,747,018

Total assets	50,387,072	49,989,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	604,923	547,324
Accrued expenses	1,417,155	1,785,134
Borrowings	221,778	369,630
Other liability	1,537,592	1,713,743
Deferred revenue	654,108	0
Employee entitlements provision	1,603,266	1,523,854

Total current liabilities	6,038,822	5,939,685
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements provision	83,851	125,993
Long term secured loan	19,256,636	20,286,827
Other liability	1,340,007	1,415,563
Deferred revenue	5,373,028	6,366,975

Total non-current liabilities	28,653,522	30,795,358

Total liabilities	34,692,344	36,735,043

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2017 (2016: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 176,386,884 shares in 2017 (2016: 176,386,884)	17,639	17,639
Additional paid-in capital	93,244,178	93,167,465
Accumulated deficit	(79,632,626)	(80,882,902)
Current year income	2,364,626	1,250,276
Accumulated other comprehensive income	(299,089)	(298,203)

Total stockholders’ equity	15,694,728	13,254,275

Total liabilities and stockholders’ equity	50,387,072	49,989,318

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended March 31,
	2017	2016
	A$	A$
Revenue
Revenue from products	872,444	183,480
Revenue from services	7,061,025	4,913,739

Total revenue	7,933,469	5,097,219
Operating costs & expenses
Cost of goods sold	875,890	187,144
Cost of services	289,917	0

Total cost of goods sold & services	1,165,807	187,144

Contribution from products & services	6,767,662	4,910,075
Other operating costs & expenses
Product support	64,390	0
Depreciation	435,152	664,637
Research and development	2,059,235	4,037,615
General and administrative	1,686,529	1,791,470

Total operating costs & expenses	4,245,306	6,493,722

Profit/(loss) from operations	2,522,356	(1,583,647)
Other income/(expense)
Interest income	36,680	25,241
Interest expense	(3,844)	(2,812)
Financing costs	(693,831)	(732,337)
Other	503,265	638,615

Total other income/(expense)	(157,730)	(71,293)
Net income/(loss) before tax	2,364,626	(1,654,940)
Income tax benefit/(expense)	0	0

Net income/( loss)	2,364,626	(1,654,940)

Earnings per share
Basic net income/(loss) per share	0.01	(0.01)
Diluted net income/(loss) per share	0.01	(0.01)

Other comprehensive gain, net of tax:
Foreign currency translation reserve	(886)	0
Reclassification for gain/(loss) realized in net income	0	0

Other comprehensive gain/(loss)	(886)	0

Comprehensive gain/(loss)	2,363,740	(1,654,940)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

	Ordinary shares		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Income	Equity
		A$	A$	A$	A$	A$
Balances at January 1, 2016	176,112,584	17,611	94,419,308	(80,882,902)	(298,312)	13,255,705
Net loss	0	0	0	(1,654,940)	0	(1,654,940)
Exercise of stock options issued to employees	77,500	8	(8)	0	0	0
Shares issued to employees	15,000	2	5,998	0	0	6,000
Stock option expense	0	0	1,958	0	0	1,958

Balances at March 31, 2016	176,205,084	17,621	94,427,256	(82,537,842)	(298,312)	11,608,723

Balances at January 1, 2017	176,386,884	17,639	93,167,465	(79,632,626)	(298,203)	13,254,275
Net income	0	0	0	2,364,626	0	2,364,626
Exercise of stock options issued to employees	0	0	0	0	0	0
Other comprehensive income/(loss)	0	0	0	0	(886)	(886)
Shares issued to employees	0	0	0	0	0	0
Stock option expense	0	0	76,713	0	0	76,713

Balances at March 31, 2017	176,386,884	17,639	93,244,178	(77,268,000)	(299,089)	15,694,728

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
	A$	A$
Cash flows from operating activities:
Net income/(loss)	2,364,626	(1,654,940)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	661,028	671,626
Share based payments expense	76,713	1,958
Unrealized foreign exchange losses/(gains)	(283,476)	(355,878)
Financing costs - amortization of warrants	52,713	55,761
Change in assets and liabilities:
Inventory	(99,320)	63,328
Accounts receivables	(3,027,161)	(5,107,942)
Prepaid expenses and other current assets	(20,813)	289,562
Deferred revenue	(339,839)	3,211,206
Employee entitlements	37,160	51,848
Accounts payable and accrued expenses	(566,316)	441,737

Net cash used in operating activities	(1,144,685)	(2,331,734)

Cash flows from investing activities:
Purchases of property, plant and equipment	(529,300)	(21,071)

Net cash used in investing activities	(529,300)	(21,071)

Cash flows from financing activities:
Proceeds from borrowings	0	0
Repayment of borrowings	(147,852)	(108,153)

Net cash used in financing activities	(147,852)	(108,153)

Net decrease in cash and cash equivalents	(1,821,837)	(2,460,958)
Cash and cash equivalents at beginning of period	20,402,322	14,350,307
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(800,205)	(557,550)

Cash and cash equivalents at end of period	17,780,280	11,331,799

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Organization of the Company

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Our plan of operations over the remainder of the fiscal year ending December 31, 2017 and key aspects of our strategy for increasing shareholder value include:

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

We were incorporated in the State of Delaware on September 14, 2001 and our shares of common stock in the form of CHESS Depositary Interests (“CDIs”) have been quoted on the Australian Securities Exchange (“ASX”) since December 13, 2006. Our securities are not currently traded on any other public market. Our wholly owned subsidiary and primary operating vehicle, UBS, was incorporated as a proprietary limited company in Australia on September 21, 2001. UBS conducts our primary research, development and manufacturing activities in Melbourne, Australia. A subsidiary of UBS, HRL was incorporated in British Columbia, Canada on November 30, 2016. On December 16, 2016, HRL acquired the assets of the Hemostasis Reference Laboratory business from LifeLabs, Inc. HRL conducts coagulation testing and calibration services for products we manufacture as well as for other international customers in Hamilton, Canada.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2016, included in the Form 10-K of Universal Biosensors, Inc.

The year-end consolidated condensed balance sheets data as at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

Basis of Presentation

The Company’s consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. We rely largely on our existing cash and cash equivalents balance, operating cash flow and government grants and rebates to provide for the working capital needs of our operations. We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. However, in the event, our financing needs for the foreseeable future are not able to be met by our existing cash and cash equivalents balance and operating cash flow, we would seek to raise funds through public or private equity offerings, debt financings, and through other means to meet the financing requirements. There is no assurance that funding would be available at acceptable terms, if at all.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For periods ended March 31, 2017 and December 31, 2016, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated condensed financial statements.

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

	Three Months Ended March 31,	Year Ended December 31,
	2017	2016
	A$	A$
Raw materials	249,901	315,970
Work in progress	655,080	523,280
Finished goods	33,589	0

	938,570	839,250

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

	Three Months Ended March 31,	Year Ended December 31,
	2017	2016
	A$	A$
Accounts receivable	7,875,170	4,848,009
Allowance for doubtful debts	0	0

	7,875,170	4,848,009

Property, Plant, and Equipment – net

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2017	2016
	A$	A$
Research	246,578	277,949
Development	1,812,657	3,759,666

Research and development expenses	2,059,235	4,037,615

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

At December 31, 2016 the Company has A$22,616,230 of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$5,800,672 of non-refundable R&D tax offset as at December 31, 2016. The R&D Tax offset is a non-refundable tax offset, which assists to reduce the Company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years. UBI has US tax losses available for carry forward against future earnings of US$1,011,321 as of December 31, 2016.

We are subject to income taxes in the United States, Canada and Australia. U.S. federal income tax returns up to and including the 2015 financial year have been filed for UBI. In Australia, consolidated income tax returns of UBI and UBS up to and including the 2015 financial year have been filed. HRL will file its first tax returns under UBS ownership in Canada for the 2016 financial year during 2017.

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

Our overall ARO changed as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2017	2016
	A$	A$
Opening balance	2,600,000	2,600,000
Accretion expense	0	0

Ending balance	2,600,000	2,600,000

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

Collaboration Agreement

On September 9, 2011 the Company entered into a Collaboration Agreement with Siemens to develop coagulation related products for hospital point-of-care and ambulatory care coagulation markets. In addition to an up-front, non-refundable payment of A$2,961,245 (equivalent to US$3 million), the Collaboration Agreement (as amended) contains a further seven payments from Siemens upon the achievement of certain defined milestones. These seven milestones, to a large extent, relate to feasibility, regulatory submissions and the launch of the products to be developed. The Company has concluded that the up-front payment is not a separate unit of accounting and recorded the amount as deferred revenue to be recognized as revenue across other deliverables in the arrangement with Siemens based upon the Company’s best estimate of selling price. The deliverables related to each of the seven milestones are considered substantive and are not priced at a significant incremental discount to the other deliverables. As the achievement of the seven milestones is contingent upon a future event, the revenue for each deliverable will be recognized as the contingencies are met and the consideration becomes fixed and determinable.

Of the seven milestones, the Company has delivered on four as of March 31, 2017. The last milestone delivered was in July 2015.

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

The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997 as long as eligibility criteria are met. Generally speaking, entities which are an R&D entity involved in eligible R&D activities may claim research and development tax incentive income as follows:

(1)	as a 45% refundable tax offset if aggregate turnover (which generally means an entity’s total income that it derives in the ordinary course of carrying on a business, subject to certain exclusions) of the entity is less than A$20 million (the legislative rate for tax year commencing 1 July 2016 has been reduced to 43.5%), or

(2)	as a 40% non-refundable tax offset if aggregate turnover of the entity is more than A$20 million (the legislative rate for tax year commencing 1 July 2016 has been reduced to 38.5%).

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Historically, the Company has had aggregate turnover less than A$20 million and in accordance with SEC Regulation S-X Article 5-03, the Company’s research and development tax incentive income has been recognized as non-operating income as it is not indicative of the core operating activities or revenue producing goals of the Company. Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime described above. At each period end management estimates the refundable tax offset available to the Company based on available information at the time. This estimate is also reviewed by external tax advisors on an annual basis.

In the three months ended March 31, 2017 there is no reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2017 will be less than A$20 million and accordingly A$0 has been recorded as research and development tax incentive income. The eligible R&D activities and expenditures are able to be claimed as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

For the three months ended March 31, 2016, a similar determination was made and A$0 was recorded as research and development tax incentive income. However, as at December 31, 2016, the Company ascertained that the aggregate turnover for the year ending December 31, 2016 was less than A$20 million and accordingly recorded research and tax development tax incentive income of $7,400,000. This amount has been recorded as “Other current assets” in the consolidated condensed balance sheets.

Foreign Currency

Functional and reporting currency

Items included in the financial statements of each of the Group’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of UBI and UBS is AUD or A$ for all years presented. The functional currency of HRL is CAD$.

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

The Company has recorded foreign currency transaction gains of A$503,264 and A$639,516 for the three months ended March 31, 2017 and 2016, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at March 31, 2017.

Patent and License Costs

Legal and maintenance fees incurred for patent application costs have been charged to expense and reported in general and administrative expense.

We have an obligation to pay 50% of the patent fees paid by LifeScan in respect of the patents we license from LifeScan prior to the date of the first commercial sale of a non-glucose product that utilizes the technology licensed from LifeScan and 50% of the patent fees incurred by LifeScan in respect of such patents thereafter. This obligation was triggered with the first commercial sale of the Xprecia StrideTM Coagulation Analyzer by Siemens in December 2014 and an amount of US$517,831 was accrued at inception. The repayment of this amount to LifeScan, which commenced in November 2015, is being made over a 24 month period in equal monthly installments. The patent fees payable to LifeScan as at March 31, 2017 have been recorded as “Current liabilities – Other liability” in consolidated condensed balance sheets.

Marketing Support Payment

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first calendar year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. LifeScan has sold just over 900 million strips in the 2015 financial year. Management has concluded that this loss contingency be accrued in 2015 as “Other liability” in consolidated balance sheets as it is both probable and the amount can be reliably estimated. The total amount of marketing support payments to be paid to LifeScan is US$2,048,602 (equivalent to A$2,680,013). 50% of the liability have been recorded as “Current liabilities – Other liability” and the balance in “Non-current liabilities – Other liability” in consolidated condensed balance sheets as at March 31, 2017.

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

Leased Assets

All of the Company’s leases for the periods ending March 31, 2017 and December 31, 2016 are considered operating leases. The costs of operating leases are charged to the consolidated condensed statements of comprehensive income on a straight-line basis over the lease term.

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Feb-17	Dec-16	Apr-16
Exercise Price (A$)	0.50	0.33	0.50
Share Price at Grant Date (A$)	0.39	0.33	0.29
Volatility	69%	69%	70%
Expected Life (years)	7	7	7
Risk Free Interest Rate	2.47%	2.60%	2.23%
Fair Value of Option (A$)	0.13	0.19	0.08

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2016	16,264,169	0.67
Granted	2,629,500	0.50
Exercised	0	0.00
Lapsed	(543,168)	1.16

Balance at March 31, 2017	18,350,501	0.63

The number of options exercisable as at March 31, 2017 and 2016 was 12,316,126 and 8,544,948, respectively. The total stock compensation expense recognized in the consolidated condensed statements of comprehensive income was A$76,713 and A$1,958 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, there was A$507,088 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized over the vesting years as follows:

Fiscal Year	A$
2017	429,068
2018	72,789
2019	5,231

507,088

The aggregate intrinsic value for all options outstanding as at March 31, 2017 and 2016 was zero.

(b)	Restricted Share Plan

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

The table below sets forth the RSUs issued by the Company since January 1, 2016:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
February, 2016	15,000	6,000
December, 2016	181,800	59,994

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2016	575,580	0.31
Granted	0	0.00
Release of restricted shares	(16,168)	0.31

Balance at March 31, 2017	559,412	0.31

Employee Benefit Costs

The Company contributes 9.5% of each employee’s salary to standard defined contribution superannuation funds on behalf of all UBS employees. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they have reached the statutory requirement age. Whilst the Company has a third party default superannuation fund, it permits UBS employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated condensed statements of comprehensive income as they become payable.

Registered Retirement Savings Plan and Deferred Sharing Profit Plan

The Company provides eligible HRL employees a retirement plan through Sun Life Assurance Company of Canada. The retirement plan includes a Registered Retirement Savings Plan (“RRSP”) and Deferred Profit Sharing Plan (“DPSP”). The RRSP is voluntary and the employee contributions are matched by the Company up to a maximum of 5% based on their continuous years of service and placed into the DPSP. The Company contributes 1% to 2% of the employee’s base earnings towards the DPSP. The DPSP contributions are vested immediately and expensed. There are no unfunded liabilities.

Benefit Plan

The Company provides eligible HRL employees through Sun Life Assurance Company of Canada a Benefit Plan to its employees. In general, the Benefit Plan includes extended health care, dental care, basic life insurance, basic accidental death and dismemberment, and disability insurance.

Net Income/(Loss) per Share and Anti-dilutive Securities

Basic and diluted net income/(loss) per share is presented in conformity with ASC 260 – Earnings per Share. Basic and diluted net income/(loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Diluted net income/(loss) per share is calculated by adjusting the basic net income/(loss) per share by assuming all dilutive potential ordinary shares are converted.

Total Comprehensive Income

The Company follows ASC 220 – Comprehensive Income. Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The tax effect allocated to each component of other comprehensive income is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
Three Months Ended March 31, 2017
Foreign currency translation reserve	886	0	886
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	886	0	886

Three Months Ended March 31, 2016
Unrealized loss on derivative instruments	0	0	0
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	0	0	0

Business combinations

Business combinations are accounted for using the acquisition method of accounting. Acquisition cost is measured as the aggregate of the fair value at the date of acquisition of the assets given, equity instruments issued or liabilities incurred or assumed. Acquisition related costs are expensed as incurred (except for those costs arising on the issue of equity instruments which are recognized directly in equity). Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured at fair value on the acquisition date. Goodwill is measured as the excess of the acquisition cost, the amount of any non-controlling interest and the fair value of any previous UBI equity interest in the acquiree, over the fair value of the identifiable net assets acquired.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Revision

In 2016, the Company classified patent application costs (including legal and maintenance fees) within the general and administrative expense line in the Consolidated Statement of Comprehensive Income. The patent application costs of A$322,171 for the three months ended March 31, 2016 have been reclassified from Research and development expenses to General and administrative expenses to conform to current year classification. The Company has concluded that this reclassification was not material to the Consolidated Statements of Comprehensive Income and the reclassification had no impact on the pre-tax income, net income or earnings per share for the year ended December 31, 2016.

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

Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU:

•	Full retrospective application – Retrospective application would take into account the requirements in ASC 250 (with certain practical expedients).

•	Modified retrospective application – Under the modified approach, an entity recognizes “the cumulative effect of initially applying the ASU as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application” (revenue in periods presented in the financial statements before that date is reported under guidance in effect before the change). Using this approach, an entity applies the guidance in the ASU to existing contracts (those for which the entity has remaining performance obligations) as of, and new contracts after, the date of initial application. The ASU is not applied to contracts that were completed before the effective date (i.e., an entity has no remaining performance obligations to fulfil). Entities that elect the modified approach must disclose an explanation of the impact of adopting the ASU, including the financial statement line items and respective amounts directly affected by the standard’s application.

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

On December 21, 2016, the FASB issued ASU 2016-20, which makes certain technical corrections (i.e., minor changes and enhancements) to the Board’s new revenue standard, ASU 2014-09. The amendments clarify, rather than change, the new revenue standard’s core revenue recognition principles.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s financial statements.

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

The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial statements.

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

The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard. The Company is currently evaluating the impact the adoption of ASU 2016-08 will have on the Company’s financial statements.

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

On November 17, 2016, the FASB issued ASU 2016-18, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted for all entities. The Company is currently evaluating the impact the adoption of ASU 2016-18 will have on the Company’s financial statements.

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

Mr. Denver is a director of the Company and SpeeDx.

Mr. Coleman is a director of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds holds a beneficial interest and voting power over approximately 15.85% of our shares.

Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of March 31, 2017 and December 31, 2016 are as follows:

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	March 31, 2017		December 31, 2016
	US$	A$	US$	A$
2017	1,323,438		1,756,563
2018	16,694,000		16,694,000
Thereafter	0		0

Total minimum payments	18,017,438		18,450,563
Less amount representing interest and other fees	(3,017,438)		(3,450,563)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus interest accretion	535,427		495,203

Total carrying value	14,719,772	19,256,636	14,679,548	20,286,827

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,719,772	19,256,636	14,679,548	20,286,827

The carrying value of the borrowings approximates its fair value. The fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of March 31, 2017 and December 31, 2016, and are included in equity.

Athyrium Credit Agreement

On December 19, 2013 (“Closing Date”), UBI and its wholly owned subsidiary, UBS (together UBI and UBS, the “Transaction Parties”) entered into a credit agreement with Athyrium Opportunities Fund (A) LP (“Athyrium A”), as administrative agent (the “Administrative Agent”) and as a lender, and Athyrium Opportunities Fund (B) LP (“Athyrium B”) as a lender (Athyrium A and Athyrium B together with any other lenders party thereto from time to time, the “Lenders”) for a secured term loan of up to US$25 million, which was amended on January 30, 2015 (“Credit Agreement”). Of this amount, US$15 million had been drawn at December 31, 2013 and a further US$10 million was available to be drawn down on or before July 31, 2015, however UBS decided not to take up the additional debt funding.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Restricted Cash

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2017	2016
	A$	A$
Financial covenant pursuant to the Credit Agreement	2,900,000	2,900,000
Collateral for facilities	335,000	320,000

	3,235,000	3,220,000

Financial covenant pursuant to the credit agreement is recorded under the caption “Other non-current assets” in the consolidated condensed balance sheets. $320,000 of the collateral for facilities is recorded under the caption “Other non-current assets” whilst the remaining balance is recorded under the caption “Other current assets”.

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

Our Business

We are a specialist medical diagnostics company focused on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. Our plan of operations over the remainder of the fiscal year ending December 2017 and key aspects of our strategy for increasing shareholder value include:

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

We were incorporated in the State of Delaware on September 14, 2001 and our shares of common stock in the form of CHESS Depositary Interests have been quoted on the ASX since December 13, 2006. Our securities are not currently traded on any other public market. Our wholly owned subsidiary and primary operating vehicle, UBS, was incorporated as a proprietary limited company in Australia on September 21, 2001. UBS conducts our primary research, development and manufacturing activities in Melbourne, Australia. A subsidiary of UBS, HRL was incorporated in British Columbia, Canada on November 30, 2016. On December 16, 2016, HRL acquired the assets of the Hemostasis Reference Laboratory business from LifeLabs, Inc. HRL conducts coagulation testing and calibration services for products we manufacture as well as for other international customers in Hamilton, Canada.

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

Universal Biosensors, Inc.

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

Results of Operations

Analysis of Consolidated Revenue

Our total revenue increased by 56% to A$7,933,469 during the quarter ended March 31, 2017 compared to the same period in the previous financial year. Increase in total revenue was as a result of strong sales of the Xprecia StrideTM (refer to the section below on “Revenue from Products” for more details) and OneTouch Verio® strips (refer to the section below on “Revenue from Services” for more details).

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured and sold to Siemens during the respective periods are as follows:

	Three Months Ended March 31,
	2017	2016
	A$	A$
Revenue from products	872,444	183,480
Cost of goods sold	(875,890)	(187,144)

Production margin ($)	(3,446)	(3,664)

We commenced manufacture of the PT-INR test strips on behalf of Siemens during the third quarter of 2014. The movement in revenues is primarily volume driven. The revenues from the manufacture and sale of PT-INR strips to Siemens in 2016 were low as Siemens were undertaking a limited marketing release of the product. The increase in revenues in 2017 is as a result of the full commercial launch by Siemens of the Xprecia StrideTM Coagulation Analyzer after successful completion of its limited release. The Xprecia Stride™ Coagulation Analyzer is available in Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. The production margin from the sale of our PT-INR strips is currently low and volatile, reflecting early stage production. This trend is also representative of a new product entrant within our industry.

Revenue from Services

We provide various services to our customers and partners. The revenue is grouped into the following categories:

•	Product enhancement – a quarterly service fee based on the number of strips sold by LifeScan which falls within a valid claim of certain LifeScan patents is payable to us as an ongoing reward for our services and efforts to enhance the product;

•	Contract research and development – we undertake contract research and development on behalf of our customers and partners;

•	Other services – calibration services provided by HRL and other ad-hoc services provided on an agreed basis according to our customers and partners requirements.

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended March 31,
	2017	2016
	A$	A$
Revenue from services:
Quarterly service fee	6,783,394	4,913,739
Contract research and development	0	0
Other services	277,631	0

	7,061,025	4,913,739
Cost of services	(289,917)	0

Net margin	6,771,108	4,913,739

Quarterly service fee – The quarterly service fee from LifeScan increased by 38% during the three months ended March 31, 2017 when compared to the prior year’s corresponding quarter, reflecting ongoing market penetration and growth.

The quarterly service fee for each quarter in a LifeScan financial year is calculated based on the number of OneTouch Verio® blood glucose test strips sold in such LifeScan financial year as follows: US$0.0125 per strip for the first 500 million strips sold in a financial year and US$0.0075 per strip for sales in excess of 500 million strips in such financial year. Quarterly service fees are reported and paid by LifeScan in USD.

LifeScan has the ability to buy out, or “convert,” its obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement. At any time after the end of the quarter following receipt by us of an aggregate of US$45 million in quarterly service fees, LifeScan has the option to give notice of its election to convert its obligation to continue paying the quarterly service fees. In the event LifeScan delivers notice of conversion, LifeScan will remain obligated to pay the quarterly service fees for the remainder of LifeScan’s financial year in which the notice was given, and, after the end of that financial year, LifeScan must pay us a one-time lump sum fee to buy out its obligation to pay future quarterly service fees. The amount of this one-time lump sum service fee is calculated by multiplying the sum of all quarterly service fees for the LifeScan financial year in which notice of conversion is given, by the applicable multiplier for such financial year as set forth in the Master Services and Supply Agreement. If LifeScan gives notice of conversion during LifeScan’s 2017 financial year, the applicable multiplier is 2.2, and if LifeScan gives notice of conversion during LifeScan’s 2018 financial year or any subsequent LifeScan financial year, the applicable multiplier is 2.0. As of March 31, 2017, we had received aggregate quarterly service fees of US$34.7 million. The amount of the quarterly service fee for the quarter ended March 31, 2017 is US$5.2 million, which amount had not yet been paid as of March 31, 2017.

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

Universal Biosensors, Inc.

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

LifeScan’s obligation to pay quarterly service fees will also terminate if LifeScan terminates the Master Services and Supply Agreement for our uncured material breach, in the event of certain change of control events of our company, or for certain regulatory reasons.

Contract research and development – The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. We did not generate any revenue from contract research and development during the three months ended March 31, 2017 and 2016.

Other services – We generated revenues principally from calibration services performed by HRL and from Siemens based on work undertaken for them.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Three Months Ended March 31,
	2017	2016
	A$	A$
Quarterly service fees	6,783,394	4,913,739
Manufacturing contribution	(3,446)	(3,664)
Other services	(12,286)	0

Contribution from products & services	6,767,662	4,910,075

The increase in period to period total contributions from products and services reflected in the table above is primarily represented by the growth in the quarterly service fee which has a 100% margin.

The manufacturing operation is currently running on one shift with all costs being expensed. The Company is investing in scale up projects which will improve efficiency and yields and lead to a profitable manufacturing operation. We are targeting a margin of 40% which we believe is typical of device manufacturers with shared investment and research and development risk. The manufacturing operation has the flexibility to expand in order to support volume increases on the Siemens contract.

Contribution from other services fluctuated over the period due to our partners R&D services requirements. For the three month period ended March 31, 2017, the losses sustained in operating the HRL business was the major contributor to “other services”.

Product Support

Product support relates to post-market technical support provided by us to Siemens for the Xprecia Stride™ Coagulation Analyzer.

Universal Biosensors, Inc.

Product support for the respective periods are as follows:

	Three Months Ended March 31,
	2017	2016
	A$	A$
Product support	64,390	0

As revenue from products increases, we expect product support expenditure to increase as well.

Depreciation

Decline in expenditure is primarily as a result of research and development fixed assets now being utilized in production. Hence depreciation charges previously recorded in research and development expenses are now charged to cost of goods sold.

Depreciation for the respective periods have been charged as follows:

	Three Months Ended March 31,
	2017	2016
	A$	A$
Research and development expenses	393,331	639,966
General and administrative expenses	41,821	24,671

Depreciation	435,152	664,637

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

In September 2011 we entered into a Collaboration Agreement with Siemens which was amended in September 2012 and March 2016, pursuant to which we will develop a range of test strips and reader products for the hospital point-of-care and alternative site coagulation testing markets. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and FDA approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available for sale in Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. In 2012, we entered into a Supply Agreement with Siemens under which we manufacture and supply the test strips for this product and will manufacture and supply the test strips for two further tests still in development with Siemens.

Universal Biosensors, Inc.

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2017	2016
	A$	A$
Research	246,578	277,949
Development	1,812,657	3,759,666

Research and development expenses	2,059,235	4,037,615

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

Research and development expenditure principally reflects the effort required in product development of the tests we are developing. Research and development expenditure decreased by 49% for the three months ended March 31, 2017 compared to the same period in the previous financial year. The decrease in research and development expenses is primarily represented by us putting the development of our own Prothrombin Time International Normalized Ratio self-testing device on hold in April 2016, undertaking research and development activities in a targeted manner and cost containment.

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended March 31, 2017 and 2016 were A$1,268,501 and A$2,109,952, respectively.

Universal Biosensors, Inc.

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal, audit and accounting services. General and administrative expenses declined by 6% for the three months ended March 31, 2017 compared to the same period in the previous financial year, despite taking over HRL’s business, reflecting management’s ongoing efforts to restrict spending on non-core activities.

General and administrative expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2017	2016
	A$	A$
General and administrative expenses	1,686,529	1,791,470

Interest Income

Interest income increased by 45% during the three months ended March 31, 2017 compared to the same period in the previous financial year. The increase in interest income is generally attributable to the higher amount of funds available for investment in Australian currency. As at March 31, 2017 93% (March 31, 2016: 93%) of our funds were held in US denominated currency which currently does not produce any investment interest.

	Three Months Ended March 31,
	2017	2016
	A$	A$
Interest income	36,680	25,241

Interest Expense

Interest expense relates to interest being charged on a short-term borrowing initiated by the Company each year. These short-term loans are taken out every year to fund our insurance premiums and are repaid during the financial year. The insurance premiums at inception were A$369,630 and A$360,510 for the financial years 2017 and 2016, respectively. The interest rates were 2.60% for the financial years 2017 and 2016. Increase in interest expense as a result of under accrual of interest expense as at December 31, 2016.

	Three Months Ended March 31,
	2017	2016
	A$	A$
Interest expense	3,844	2,812

Universal Biosensors, Inc.

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Three Months Ended March 31,
	2017	2016
	A$	A$
Interest expense	515,998	545,843
Warrants expense	52,713	55,761
Other debt issuance costs	125,120	130,733

	693,831	732,337

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Decreases in financing costs is primarily a result of strengthening of the AUD against the USD, noting that our loan is denominated in USD. For the three month period ending March 31, 2017, the period-over-period foreign currency movements relative to the AUD dollar would have had a unfavorable impact (exclusive of hedging impact) on our reported results of A$26,231.

Other

Recorded under this caption are primarily research and development tax incentive income and foreign exchange movements. Research and development tax incentive income for the three months ended March 31, 2017 and 2016 were A$0. The balance is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

Research and development tax incentive income is recognized when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured.

In the three months ended March 31, 2017 there is no reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2017 will be less than A$20 million and accordingly A$0 has been recorded as research and development tax incentive income. The eligible R&D activities and expenditures are able to be claimed as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

For the three months ended March 31, 2016, a similar determination was made and A$0 was recorded as research and development tax incentive income. However, as at December 31, 2016, the Company ascertained that the aggregate turnover for the year ending December 31, 2016 was less than A$20 million and accordingly recorded research and tax development tax incentive income of $7,400,000. This amount has been recorded as “Other current assets” in the consolidated condensed balance sheets.

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

Exercise Price at Valuation Date

The exercise price of the warrants has been determined as stated in the Credit Agreement. For further details, see Notes to Consolidated Condensed Financial Statements – Summary of Significant Accounting Policies – Borrowings – Athyrium Credit Agreement.

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

Universal Biosensors, Inc.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Three Months Ended March 31,	Year Ended December 31,
	2017	2016
	A$	A$
Financial assets:
Cash and cash equivalents	17,780,280	20,402,322
Accounts receivables	7,875,170	4,848,009

Total financial assets	25,655,450	25,250,331

Debt:
Short term borrowings	221,778	369,630
Long term secured loan	19,256,636	20,286,827

Total debt	19,478,414	20,656,457

Net financial assets	6,177,036	4,593,874

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at March 31, 2017 or for the year ended December 31, 2016.

Universal Biosensors, Inc.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At March 31, 2017 and December 31, 2016, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at March 31, 2017 and December 31, 2016. We recognized gains of nil for the periods ended March 31, 2017 and December 31, 2016. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended March 31, 2017 and December 31, 2016. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Three Months Ended March 31,	Year Ended December 31,
	2017	2016
	A$	A$
Cash and cash equivalents	17,780,280	20,402,322
Working capital	29,728,732	29,302,615
Ratio of current assets to current liabilities	5.92 : 1	5.93 : 1
Shareholders’ equity per common share	0.09	0.08

The movement in cash and cash equivalents and working capital during the above periods was primarily due to cash flows generated from/used in operations including outflows arising from the effort required to complete the products in development, servicing of the secured loan and the timing of payments and accruals in the ordinary course of business.

Decline in cash and cash equivalents between periods occurred as a result of cash received from quarterly service fees during the first quarter of 2017 representing fourth quarter of 2016 sales at a lower price.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Three Months Ended March 31,
	2017	2016
	A$	A$
Cash provided by/(used in):
Operating activities	(1,144,685)	(2,331,734)
Investing activities	(529,300)	(21,071)
Financing activities	(147,852)	(108,153)

Net decrease in cash and cash equivalents	(1,821,837)	(2,460,958)

Our net cash used in operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, interest on our long term secured loan and general and administrative expenditure. An improved operating position is reflected for the three month period ended March 31, 2017 due to increased quarterly service fees and managements effort to contain costs and reduce wastage.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and for the various continuous improvement program we are undertaking.

Universal Biosensors, Inc.

Our net cash used in financing activities principally represents repayment of the short-term borrowing.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2017 are:

A$
Less than 1 year	677,366
1 – 3 years	772,740
3 – 5 years	0
More than 5 years	0

Total minimum lease payments	1,450,106

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at March 31, 2017 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	2,600,000	0	0
Operating Lease Obligations (2)	1,450,106	677,366	772,740	0	0
Purchase Obligations (3)	2,016,542	2,016,542	0	0	0
Long term secured loan (4)	19,256,636	0	19,256,636	0	0
Financing costs (5)	3,947,459	1,731,342	2,216,117	0	0
Other liability (6)	2,877,599	1,537,592	1,340,007	0	0
Other Long-Term Liabilities on Balance Sheet (7)	83,851	0	69,798	13,051	1,002

Total	32,232,193	5,962,842	26,255,298	13,051	1,002

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders.
(4)	US$15 million payable to the lenders on maturity date pursuant to the Credit Agreement.
(5)	Interest payable to the lenders pursuant to the Credit Agreement.
(6)	Represents patent fees and marketing support fees payable to LifeScan.
(7)	Represents long service leave owing to the employees.

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

Specifically, in relation to the secured term loan, we have established a program to reduce or even eliminate the impact of any foreign exchange exposure. The secured term loan is denominated in USD and the bullet repayment of US$15 million in December 2018 is to be made in USD as well. The goal is to build our USD cash reserves which will reduce our foreign exchange exposure until the cash reserves reach US$15 million at which time the foreign exchange exposure from the principal of our term loan will be eliminated. We expect to build our USD cash reserves from our US receipts to US$15 million before the secured term loan is repaid. On this basis, during the interim period, our foreign exchange exposure will only be to translation losses and there should not be any realized losses when the secured term loan is repaid.

The Company has recorded foreign currency transaction gains of A$503,264 and A$639,516 for the three months ended March 31, 2017 and 2016, respectively.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Universal Biosensors, Inc.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2016 Annual Report on Form 10-K filed with the SEC on March 21, 2017 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2016 Form 10-K, but these are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There has been no sale of equity securities by the Company or purchase of equity securities by the Company, or by an affiliated purchaser on behalf of the Company, since December 31, 2016.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements text	Filed herewith

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.
(Registrant)

	By:	/s/ Andrew Denver
Date: April 27, 2017		Andrew Denver
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: April 27, 2017		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated April 27, 2017

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith