Form 10-Q
period 2017-06-30
UNIVERSAL BIOSENSORS INC
filed 2017-08-07
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 176,390,216 shares of Common Stock, U.S.$0.0001 par value, outstanding as of August 7, 2017.

UNIVERSAL BIOSENSORS, INC.

		Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1) Consolidated condensed balance sheets at June 30, 2017 and December 31, 2016 (unaudited)	1
	2) Consolidated condensed statements of comprehensive income/(loss) for the three and six months ended June 30, 2017 and 2016 (unaudited)	2
	3) Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the period ended June 30, 2017 and 2016 (unaudited)	3
	4) Consolidated condensed statements of cash flows for the six months ended June 30, 2017 and 2016 (unaudited)	4
	5) Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	42

Item 1A	Risk Factors	42

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3	Defaults Upon Senior Securities	42

Item 4	Mine Safety Disclosures	42

Item 5	Other Information	42

Item 6	Exhibits	42

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101

SIGNATURES		43

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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	June 30,	December 31,
	2017	2016
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	19,957,765	20,402,322
Inventories, net	1,191,243	839,250
Accounts receivable	6,127,444	4,848,009
Prepayments	766,067	1,078,335
Other current assets	8,369,486	8,074,384

Total current assets	36,412,005	35,242,300
Non-current assets:
Property, plant and equipment	37,347,050	36,809,266
Less accumulated depreciation	(26,287,808)	(25,282,248)

Property, plant and equipment - net	11,059,242	11,527,018

Other non-current assets	3,220,000	3,220,000

Total non-current assets	14,279,242	14,747,018

Total assets	50,691,247	49,989,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	892,904	547,324
Accrued expenses	1,565,993	1,785,134
Borrowings	104,457	369,630
Other liability	2,775,491	1,713,743
Deferred revenue	658,675	0
Employee entitlements provision	1,715,125	1,523,854

Total current liabilities	7,712,645	5,939,685
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements provision	74,223	125,993
Long term secured loan	19,189,344	20,286,827
Other liability	0	1,415,563
Deferred revenue	5,161,646	6,366,975

Total non-current liabilities	27,025,213	30,795,358

Total liabilities	34,737,858	36,735,043

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2017 (2016: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 176,390,216 shares in 2017 (2016: 176,386,884)	17,639	17,639
Additional paid-in capital	93,368,256	93,167,465
Accumulated deficit	(79,632,626)	(80,882,902)
Current year income	2,499,369	1,250,276
Accumulated other comprehensive loss	(299,249)	(298,203)

Total stockholders’ equity	15,953,389	13,254,275

Total liabilities and stockholders’ equity	50,691,247	49,989,318

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	A$	A$		A$
Revenue
Revenue from products	1,425,171	0	2,297,615	183,480
Revenue from services	4,968,711	5,401,513	12,029,736	10,315,252

Total revenue	6,393,882	5,401,513	14,327,351	10,498,732
Operating costs & expenses
Cost of goods sold	1,039,244	53,425	1,915,134	240,569
Cost of services	192,888	0	482,805	0

Total cost of goods sold & services	1,232,132	53,425	2,397,939	240,569

Contribution from products & services	5,161,750	5,348,088	11,929,412	10,258,163
Other operating costs & expenses
Product support	270,726	0	335,116	0
Depreciation	410,439	659,160	845,591	1,323,797
Research and development	2,369,829	2,042,389	4,429,064	6,080,004
General and administrative	1,543,633	1,215,050	3,230,162	3,006,520

Total operating costs & expenses	4,594,627	3,916,599	8,839,933	10,410,321

Profit/(loss) from operations	567,123	1,431,489	3,089,479	(152,158)
Other income/(expense)
Interest income	22,173	25,628	58,853	50,869
Interest expense	(2,883)	(2,812)	(6,727)	(5,624)
Financing costs	(709,884)	(719,096)	(1,403,715)	(1,451,433)
Other	258,214	(273,386)	761,479	365,229

Total other income/(expense)	(432,380)	(969,666)	(590,110)	(1,040,959)
Net income/(loss) before tax	134,743	461,823	2,499,369	(1,193,117)
Income tax benefit/(expense)	0	0	0	0

Net income/( loss)	134,743	461,823	2,499,369	(1,193,117)

Earnings per share
Basic net income/(loss) per share	0.00	0.00	0.01	(0.01)
Average weighted number of shares - basic	176,389,850	176,205,084	176,388,375	176,168,848
Diluted net income/(loss) per share	0.00	0.00	0.01	(0.01)
Average weighted number of shares - diluted	177,688,753	177,350,572	177,650,680	177,367,696
Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(160)	0	(1,046)	0
Reclassification for gain/(loss) realized in net income/(loss)	0	0	0	0

Other comprehensive gain/(loss)	(160)	0	(1,046)	0

Comprehensive gain/(loss)	134,583	461,823	2,498,323	(1,193,117)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

	Ordinary shares		Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2016	176,112,584	17,611	94,419,308	(80,882,902)	(298,312)	13,255,705
Net loss	0	0	0	(1,193,117)	0	(1,193,117)
Exercise of stock options issued to employees	77,500	8	(8)	0	0	0
Shares issued to employees	15,000	2	5,998	0	0	6,000
Stock option expense	0	0	(1,705,725)	0	0	(1,705,725)

Balances at June 30, 2016	176,205,084	17,621	92,719,573	(82,076,019)	(298,312)	10,362,863

Balances at January 1, 2017	176,386,884	17,639	93,167,465	(79,632,626)	(298,203)	13,254,275
Net income	0	0	0	2,499,369	0	2,499,369
Exercise of stock options issued to employees	3,332	0	766	0	0	766
Other comprehensive income/(loss)	0	0	0	0	(1,046)	(1,046)
Stock option expense	0	0	200,025	0	0	200,025

Balances at June 30, 2017	176,390,216	17,639	93,368,256	(77,133,257)	(299,249)	15,953,389

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
	A$	A$
Cash flows from operating activities:
Net income/(loss)	2,499,369	(1,193,117)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,258,890	1,335,266
Share based payments expense	200,025	(1,705,725)
Loss on fixed assets disposal	2,409	0
Unrealized foreign exchange losses/(gains)	(159,052)	(155,749)
Financing costs - amortization of warrants	106,678	110,464
Change in assets and liabilities:
Inventory	(351,993)	91,185
Accounts receivables	(1,279,435)	(2,264,089)
Prepaid expenses and other current assets	17,166	(101,828)
Deferred revenue	(546,655)	3,347,592
Employee entitlements	139,392	145,651
Accounts payable and accrued expenses	(295,656)	(110,846)

Net cash provided by/(used in) operating activities	1,591,138	(501,196)

Cash flows from investing activities:
Purchases of property, plant and equipment	(725,243)	(248,232)

Net cash used in investing activities	(725,243)	(248,232)

Cash flows from financing activities:
Repayment of borrowings	(265,173)	(216,306)
Proceeds from stock options exercised	766	0

Net cash used in financing activities	(264,407)	(216,306)

Net increase/(decrease) in cash and cash equivalents	601,488	(965,734)
Cash and cash equivalents at beginning of period	20,402,322	14,350,307
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(1,046,045)	(166,243)

Cash and cash equivalents at end of period	19,957,765	13,218,330

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

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation testing market, pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and US Food and Drug Administration (“FDA”) approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available in U.S., Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – we are working on demonstrating the broader application of our technology platform. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2016, included in the Form 10-K of Universal Biosensors, Inc.

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

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, the carrying amount of property, plant and equipment, deferred income taxes, asset retirement obligations ,obligations related to employee benefits, warrants and research and development tax incentive income. Actual results could differ from those estimates.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For periods ended June 30, 2017 and December 31, 2016, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated condensed financial statements.

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

	Six Months Ended June 30,	Year Ended December 31,
	2017	2016
	A$	A$
Raw materials	314,097	315,970
Work in progress	876,864	523,280
Finished goods	282	0

	1,191,243	839,250

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

	Six Months Ended June 30,	Year Ended December 31,
	2017	2016
	A$	A$
Accounts receivable	6,127,444	4,848,009
Allowance for doubtful debts	0	0

	6,127,444	4,848,009

Property, Plant, and Equipment - net

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Research and Development

Research and development expenses consist of costs incurred to further the Group’s research and product development activities and include salaries and related employee benefits, costs associated with clinical trial and preclinical development, regulatory activities, research-related overhead expenses, costs associated with the manufacture of clinical trial material, costs associated with developing a commercial manufacturing process, costs for consultants and related contract research and facility costs. Research and development costs are expensed as incurred.

Research and development expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Research	94,017	87,896	340,594	369,103
Development	2,275,812	1,954,493	4,088,470	5,710,901

Research and development expenses	2,369,829	2,042,389	4,429,064	6,080,004

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

At December 31, 2016 the Company has A$22,307,475 of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$5,800,672 of non-refundable R&D tax offset as at December 31, 2016. The R&D Tax offset is a non-refundable tax offset, which assists to reduce the Company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years. UBI has US tax losses available for carry forward against future earnings of US$1,011,321 as of December 31, 2016.

We are subject to income taxes in the United States, Canada and Australia. U.S. federal income tax returns up to and including the 2015 financial year have been filed for UBI. In Australia, consolidated income tax returns of UBI and UBS up to and including the 2016 financial year have been filed. HRL has filed its tax returns in Canada for the 2016 financial year.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Of the seven milestones, the Company has delivered on four as of June 30, 2017. The last milestone delivered was in July 2015.

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

The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997 as long as eligibility criteria are met. Generally speaking, entities which are an R&D entity involved in eligible R&D activities may claim research and development tax incentive income as follows:

(1)	as a 43.5% refundable tax offset if aggregate turnover (which generally means an entity’s total income that it derives in the ordinary course of carrying on a business, subject to certain exclusions) of the entity is less than A$20 million (the legislative rate for tax year prior to June 30, 2016 was 45%), or

(2)	as a 38,5% non-refundable tax offset if aggregate turnover of the entity is more than A$20 million (the legislative rate for tax year prior to June 30, 2016 was 40%).

Historically, the Company has had aggregate turnover less than A$20 million and in accordance with SEC Regulation

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

In the six months ended June 30, 2017 there is no reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2017 will be less than A$20 million and accordingly A$0 has been recorded as research and development tax incentive income. The eligible R&D activities and expenditures are able to be claimed as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

For the six months ended June 30, 2016, a similar determination was made and A$0 was recorded as research and development tax incentive income. However, as at December 31, 2016, the Company ascertained that the aggregate turnover for the year ending December 31, 2016 was less than A$20 million and accordingly recorded research and tax development tax incentive income of $7,400,000. As at June 30, 2017, upon finalising its tax returns, the Company has now determined that the research and development tax incentive income for the 2016 financial year is $7,522,341. This amount has been recorded as “Other current assets” in the consolidated condensed balance sheets. An amount of A$122,341, being the difference in research and development tax incentive income recorded as at June 30, 2017 and December 31, 2016 has been recorded as “Other Income” in the consolidated condensed statements of comprehensive income/(loss).

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

The Company has recorded foreign currency translation and transaction gains/(losses) of A$138,283 and (A$276,524) for the three months ended June 30, 2017 and 2016, respectively and A$641,547 and A$362,992 for the six months ended June 30, 2017 and 2016, respectively.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

•	all resulting exchange differences are recognized as a separate component of equity.

On consolidation, exchange differences arising from the translation of any net investment in foreign entities are taken to the Accumulated Other Comprehensive Income.

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at June 30, 2017.

Patent and License Costs

Legal and maintenance fees incurred for patent application costs have been charged to expense and reported in general and administrative expense.

We have an obligation to pay 50% of the patent fees paid by LifeScan in respect of the patents we license from LifeScan prior to the date of the first commercial sale of a non-glucose product that utilizes the technology licensed from LifeScan and 50% of the patent fees incurred by LifeScan in respect of such patents thereafter. This obligation was triggered with the first commercial sale of the Xprecia StrideTM Coagulation Analyzer by Siemens in December 2014 and an amount of US$517,831 was accrued at inception. The repayment of this amount to LifeScan, which commenced in November 2015, is being made over a 24 month period in equal monthly installments. The patent fees payable to LifeScan as at June 30, 2017 have been recorded as “Current liabilities - Other liability” in consolidated condensed balance sheets.

Marketing Support Payment

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first calendar year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. LifeScan has sold just over 900 million strips in the 2015 financial year. Management has concluded that this loss contingency be accrued in 2015 as “Other liability” in consolidated balance sheets as it is both probable and the amount can be reliably estimated. The total amount of marketing support payments to be paid to LifeScan is US$2,048,602 (equivalent to A$2,663,290) and have been recorded as “Current liabilities - Other liability” in consolidated condensed balance sheets as at June 30, 2017.

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

Leased Assets

All of the Company’s leases for the periods ending June 30, 2017 and December 31, 2016 are considered operating leases. The costs of operating leases are charged to the consolidated condensed statements of comprehensive income on a straight-line basis over the lease term.

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

In 2004, the Company adopted an employee option plan (“Plan”). Options may be granted pursuant to the Plan to any person considered by the board to be employed by the Group on a permanent basis (whether full time, part time or on a long term casual basis). Each option gives the holder the right to subscribe for one share of common stock. The total number of options that may be issued under the Plan is such maximum amount permitted by law and the Listing Rules of the ASX. The exercise price and any exercise conditions are determined by the board at the time of grant of the options. Any exercise conditions must be satisfied before the options vest and become capable of exercise. The options lapse on such date determined by the board at the time of grant or earlier in accordance with the Plan. Options granted to date have had a term up to 10 years and generally vest in equal tranches over three years. In addition to time based vesting, options granted may be also subject to the achievement of specified predetermined key performance indicators.

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Feb-17	Dec-16	Apr-16
Exercise Price (A$)	0.50	0.33	0.50
Share Price at Grant Date (A$)	0.39	0.33	0.29
Volatility	69%	69%	70%
Expected Life (years)	7	7	7
Risk Free Interest Rate	2.47%	2.60%	2.23%
Fair Value of Option (A$)	0.13	0.19	0.08

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2016	16,264,169	0.67
Granted	2,629,500	0.50
Exercised	(3,332)	0.23
Lapsed	(949,670)	0.92

Balance at June 30, 2017	17,940,667	0.63

The number of options exercisable as at June 30, 2017 and 2016 was 12,250,294 and 6,216,282, respectively. The total stock compensation expense/(income) recognized in the consolidated condensed statements of comprehensive income was A$123,312 and (A$1,707,683) for the three months ended June 30, 2017 and 2016, respectively and A$200,025 and (A$1,705,725) for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, there was A$314,976 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized over the vesting years as follows:

Fiscal Year	A$
2017	241,481
2018	68,264
2019	5,231

314,976

The aggregate intrinsic value for all options outstanding as at June 30, 2017 and 2016 was zero.

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

The table below sets forth the RSUs issued by the Company since January 1, 2016:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
February, 2016	15,000	6,000
December, 2016	181,800	59,994

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2016	575,580	0.31
Granted	0	0.00
Release of restricted shares	(16,168)	0.31

Balance at June 30, 2017	559,412	0.31

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

Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income/(Loss). Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income/(loss).

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
Six Months Ended June 30, 2017
Foreign currency translation reserve	1,046	0	1,046
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	1,046	0	1,046

Six Months Ended June 30, 2016
Unrealized loss on derivative instruments	0	0	0
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	0	0	0

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

Revision

In 2016, the Company classified patent application costs (including legal and maintenance fees) within the general and administrative expense line in the Consolidated Statement of Comprehensive Income. The patent application costs of A$203,582 and A$525,754 for the three and six months ended June 30, 2016 have been reclassified from Research and development expenses to General and administrative expenses to conform to current year classification. The Company has concluded that this reclassification was not material to the Consolidated Statements of Comprehensive Income/(Loss) and the reclassification had no impact on the pre-tax income/(loss), net income/(loss) or earnings per share for the year ended December 31, 2016.

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

On May 10, 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the impact the adoption of ASU 2017-09 will have on the Company’s financial statements.

On May 16, 2017, the FASB issued ASU 2017-10 in response to a consensus reached by the EITF at its March 2017 meeting. The ASU addresses “diversity in practice in how an operating entity determines the customer of the operation services for transactions within the scope of ASC 853” by “clarifying that the grantor is the customer of the operation services in all cases for those arrangements.” The amendments also allow for a “more consistent application of other aspects of the revenue guidance, which are affected by this customer determination.” For entities that have not yet adopted ASC 606, the effective date is aligned with that for ASC 606. For public business entities that have adopted ASC 606, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For most other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2017-10 will have on the Company’s financial statements.

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

Mr. Denver is a director of SpeeDx and up until August 7, 2017 was a director of the Company.

Mr. Coleman is a Non-Executive Chairman of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds holds a beneficial interest and voting power over approximately 15.85% of our shares.

Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017		December 31, 2016
	US$	A$	US$	A$
2017	885,500		1,756,563
2018	16,694,000		16,694,000
Thereafter	0		0

Total minimum payments	17,579,500		18,450,563
Less amount representing interest and other fees	(2,579,500)		(3,450,563)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus interest accretion	576,098		495,203

Total carrying value	14,760,443	19,189,344	14,679,548	20,286,827

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,760,443	19,189,344	14,679,548	20,286,827

The carrying value of the borrowings approximates its fair value. The fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of June 30, 2017 and December 31, 2016, and are included in equity.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens in relation to a range of products for the point-of-care coagulation testing market pursuant to a Collaboration Agreement. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and FDA approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available in U.S., Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. Under the terms of a Supply Agreement with Siemens, UBS is the manufacturer of test strips for this product and two further tests still in development for Siemens.

Universal Biosensors, Inc.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement and a Development and Research Agreement with LifeScan.

•	Other electrochemical-cell based tests – we are working on demonstrating the broader application of our technology platform. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Results of Operations

Analysis of Consolidated Revenue

Our total revenue increased by 18% and 36% to A$6,393,882 and A$14,327,351, respectively during the three and six months ended June 30, 2017 compared to the same period in the previous financial year. Increase in total revenue was as a result of increased sales of the Xprecia StrideTM (refer to the section below on “Revenue from Products” for more details) and OneTouch Verio® strips (refer to the section below on “Revenue from Services” for more details).

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured and sold to Siemens during the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Revenue from products	1,425,171	0	2,297,615	183,480
Cost of goods sold	(1,039,244)	(53,425)	(1,915,134)	(240,569)

Production margin	385,927	(53,425)	382,481	(57,089)

We commenced manufacture of the PT-INR test strips on behalf of Siemens during the third quarter of 2014. The movement in revenues is primarily volume driven. The revenues from the manufacture and sale of PT-INR strips to Siemens in 2016 were low as Siemens were undertaking a limited marketing release of the product. The increase in revenues in 2017 is as a result of the full commercial launch by Siemens of the Xprecia StrideTM Coagulation Analyzer after successful completion of its limited release including commencement of sales activities in U.S. during the current quarter. The Xprecia Stride™ Coagulation Analyzer is available in U.S., Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. The production margin from the sale of our PT-INR strips is currently low and volatile, reflecting early stage production. This trend is also representative of a new product entrant within our industry.

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

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Revenue from services:
Quarterly service fee	4,671,598	5,401,513	11,454,992	10,315,252
Other services	297,113	0	574,744	0

	4,968,711	5,401,513	12,029,736	10,315,252
Cost of services	(192,888)	0	(482,805)	0

Net margin	4,775,823	5,401,513	11,546,931	10,315,252

Quarterly service fee – Details of the number of Verio® blood glucose test strips sold by LifeScan and the quarterly service fees generated by us is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Millions	Millions	Millions	Millions
No. of strips sold	422	402	837	703
Quarterly service fees - USD	3.59	4.01	8.78	7.77
Quarterly service fees - AUD	4.67	5.40	11.45	10.32

Overall volume is increasing reflecting ongoing market penetration and growth. The number of Verio® blood glucose test strips sold by LifeScan increased by 5% and 19% during the three and six months ended June 30, 2017 compared to the same period in the previous financial year. Despite increase in volume, quarterly service fees decreased by 8% during the three months ended June 30, 2017 when compared to the same period in the previous financial year. The reason for this is that a larger proportion of the quarterly service fees for the three months ending June 30, 2017 were calculated using the lower pricing of US$0.0075 per strip when compared to the quarterly service fees for the three months ending June 30, 2016.

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

LifeScan has the ability to buy out, or “convert,” its obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement. At any time after the end of the quarter following receipt by us of an aggregate of US$45 million in quarterly service fees, LifeScan has the option to give notice of its election to convert its obligation to continue paying the quarterly service fees. In the event LifeScan delivers notice of conversion, LifeScan will remain obligated to pay the quarterly service fees for the remainder of LifeScan’s financial year (as defined in Johnson & Johnson’s internal accounting policies and procedures, which ends on the last Sunday of any given calendar year) in which the notice was given, and, after the end of that financial year, LifeScan must pay us a one-time lump sum fee to buy out its obligation to pay future quarterly service fees. The amount of this one-time lump sum service fee is calculated by multiplying the sum of all quarterly service fees for the LifeScan financial year in which notice of conversion is given, by the applicable multiplier for such financial year as set forth in the Master Services and Supply Agreement. As of June 30, 2017, we had received aggregate quarterly service fees of US$39.93 million. The amount of the quarterly service fee for the quarter ended June 30, 2017 is US$3.59 million, which amount had not yet been paid as of June 30, 2017. Since we have not received an aggregate of US$45 million as at June 30, 2017, the earliest LifeScan can give notice of conversion is during its 2018 financial year. If LifeScan gives notice of conversion during LifeScan’s 2018 financial year or any subsequent LifeScan financial year, the applicable multiplier is 2.0.

By way of illustration only:

•	If the aggregate quarterly service fees received by us from LifeScan first exceed US$45 million in the fourth quarter of LifeScan’s 2017 financial year, then the earliest LifeScan could deliver notice of conversion to us is the first quarter of LifeScan’s 2018 financial year, and if LifeScan sells 2 billion strips in LifeScan’s 2018 financial year, then:

Universal Biosensors, Inc.

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

Contract research and development – The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. We did not generate any revenue from contract research and development during the three and six months ended June 30, 2017 and 2016.

Other services - We generated revenues principally from calibration services performed by HRL and from Siemens based on work undertaken for them.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Quarterly service fees	4,671,598	5,401,513	11,454,992	10,315,252
Manufacturing contribution	385,927	(53,425)	382,481	(57,089)
Other services	104,225	0	91,939	0

Contribution from products & services	5,161,750	5,348,088	11,929,412	10,258,163

The increase in year to date total contributions from products and services reflected in the table above is primarily represented by the growth in the quarterly service fee which has a 100% margin.

The manufacturing operation is currently running on one shift with all costs being expensed. The Company is investing in scale up projects which will improve efficiency and yields and lead to a profitable manufacturing operation. The result of this action is currently reflected in the manufacturing contribution whereby the same has been improving steadily. We are targeting a margin of 40% which we believe is typical of device manufacturers with shared investment and research and development risk. The manufacturing operation has the flexibility to expand in order to support volume increases on the Siemens contract.

Contribution from other services fluctuated over the period due to the calibration services performed by HRL and our partners R&D services requirements.

Product Support

Product support relates to post-market technical support provided by us to Siemens for the Xprecia Stride™ Coagulation Analyzer.

Universal Biosensors, Inc.

Product support for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	A$	A$
Product support	270,726	0	335,116	0

As revenue from products increases, we expect product support expenditure to increase as well.

Depreciation

Depreciation of certain fixed assets are based on output. As more units are being produced for commercial production, a larger proportion of depreciation is charged to cost of goods sold as opposed to research and development expenses resulting in a decline in depreciation charged to research and development.

Depreciation for the respective periods have been charged as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Research and development expenses	363,854	632,434	757,185	1,272,400
General and administrative expenses	46,585	26,726	88,406	51,397

Depreciation	410,439	659,160	845,591	1,323,797

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

Research and development expenses consist of costs associated with research activities, as well as costs associated with our product development efforts, including pilot manufacturing costs. Research and development expenses include:

•	consultant and employee related expenses, which include consulting fees, salaries and benefits;

•	materials and consumables acquired for the research and development activities;

•	external research and development expenses incurred under agreements with third party organizations and universities; and

•	facilities, and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and other supplies.

Our principal research and development activities can be described as follows:

(a) Blood coagulation testing

In September 2011 we entered into a Collaboration Agreement with Siemens which was amended in September 2012 and March 2016, pursuant to which we will develop a range of test strips and reader products for the hospital point-of-care and alternative site coagulation testing markets. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and FDA approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available for sale in U.S., Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. In 2012, we entered into a Supply Agreement with Siemens under which we manufacture and supply the test strips for this product and will manufacture and supply the test strips for two further tests still in development with Siemens.

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Research	94,017	87,896	340,594	369,103
Development	2,275,812	1,954,493	4,088,470	5,710,901

Research and development expenses	2,369,829	2,042,389	4,429,064	6,080,004

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

Research and development expenditure principally reflects the effort required in product development of the tests we are developing. Research and development expenditure increased by 16% for the three months ended June 30, 2017 compared to the same period in the previous financial year and decreased by 27% for the six months ended June 30, 2017 compared to the same period in the previous financial year The first quarter of 2016 includes costs incurred for the development of our own Prothrombin Time International Normalized Ratio self-testing device hence a larger spend on research and development expenditure for the six months ended June 30, 2016 compared to the six months ended June 30, 2017. The Prothrombin Time International Normalized Ratio self-testing device project was put on hold in April 2016. The increase in research and development expenditure in the current quarter principally reflects the effort required to complete the final stages of the development phase of the two tests we are undertaking on behalf of Siemens.

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended June 30, 2017 and 2016 were A$1,472,841 and A$1,813,323, respectively and A$2,741,342 and A$3,724,003 for the six months ended June 30, 2017 and 2016, respectively.

Universal Biosensors, Inc.

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal, audit and accounting services. General and administrative expenses increased by 27% and 7% for the three months and six months ended June 30, 2017 compared to the same period in the previous financial year. The increase in expenditure primarily represents the costs involved in maintaining the HRL business which we acquired in December 2016. The lower expenditure in 2016 also reflects reversal of options expense for departing employees in April 2016.

General and administrative expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
General and administrative expenses	1,543,633	1,215,050	3,230,162	3,006,520

Interest Income

The movement in interest income is generally attributable to the amount of funds available for investment in Australian currency noting that a large proportion of our funds is held in US denominated currency. As at June 30, 2017 and 2016, 97% and 94%, respectively of our funds were held in US denominated currency which currently does not produce any investment interest.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Interest income	22,173	25,628	58,853	50,869

Interest Expense

Interest expense relates to interest being charged on a short-term borrowing initiated by the Company each year. These short-term loans are taken out every year to fund our insurance premiums and are repaid during the financial year. The insurance premiums at inception were A$369,630 and A$360,510 for the financial years 2017 and 2016, respectively. The interest rates were 2.60% for the financial years 2017 and 2016. Increase in interest expense is generally attributable to the higher premium financed and under accrual of interest expense as at December 31, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Interest expense	2,883	2,812	6,727	5,624

Universal Biosensors, Inc.

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Interest expense	528,264	535,476	1,044,262	1,081,319
Warrants expense	53,965	54,703	106,678	110,464
Other debt issuance costs	127,655	128,917	252,775	259,650

	709,884	719,096	1,403,715	1,451,433

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Decreases in financing costs is primarily a result of strengthening of the AUD against the USD, noting that our loan is denominated in USD. For the three and six month period ending June 30, 2017, the period-over-period foreign currency movements relative to the AUD dollar would have had a unfavorable impact (exclusive of hedging impact) on our reported results of A$7,933 and A$34,227, respectively.

Other

Recorded under this caption are primarily research and development tax incentive income and foreign exchange movements.

Research and development tax incentive income is recognized when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured.

In the three and six months ended June 30, 2017 there is no reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2017 will be less than A$20 million and accordingly A$0 has been recorded as research and development tax incentive income. The eligible R&D activities and expenditures are able to be claimed as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

For the three and six months ended June 30, 2016, a similar determination was made and A$0 was recorded as research and development tax incentive income. However, as at December 31, 2016, the Company ascertained that the aggregate turnover for the year ending December 31, 2016 was less than A$20 million and accordingly recorded research and tax development tax incentive income of $7,400,000. As at June 30, 2017, upon finalising its tax returns, the Company has now determined that the research and development tax incentive income for the 2016 financial year is $7,522,341. This amount has been recorded as “Other current assets” in the consolidated condensed balance sheets. An amount of A$122,341, being the difference in research and development tax incentive income recorded as at June 30, 2017 and December 31, 2016 has been recorded as “Other Income” in the consolidated condensed statements of comprehensive income/(loss).

Consequently, research and development tax incentive income recorded for the three months ended June 30, 2017 and 2016 were A$122,341 and A$0, respectively and A$122,341 and A$0, respectively for the six months ended June 30, 2017 and 2016. The balance, for all periods, is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

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

Universal Biosensors, Inc.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Six Months Ended June 30,	Year Ended December 31,
	2017	2016
	A$	A$
Financial assets:
Cash and cash equivalents	19,957,765	20,402,322
Accounts receivables	6,127,444	4,848,009

Total financial assets	26,085,209	25,250,331

Debt:
Short term borrowings	104,457	369,630
Long term secured loan	19,189,344	20,286,827

Total debt	19,293,801	20,656,457

Net financial assets	6,791,408	4,593,874

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

To a large extent, the increase in revenue and the strengthening of the AUD against the USD which has resulted in the decline of our US denominated loan has resulted in an improvement to our net financial asset position. Note a major portion of our net financial assets/(liabilities) is denominated in USD, including the long term secured loan hence is subject to variation with movements in exchange rates.

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at June 30, 2017 or for the year ended December 31, 2016.

Universal Biosensors, Inc.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At June 30, 2017 and December 31, 2016, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at June 30, 2017 and December 31, 2016. We recognized gains of nil for the periods ended June 30, 2017 and December 31, 2016. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended June 30, 2017 and December 31, 2016. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Six Months Ended June 30,	Year Ended December 31,
	2017	2016
	A$	A$
Cash and cash equivalents	19,957,765	20,402,322
Working capital	28,699,360	29,302,615
Ratio of current assets to current liabilities	4.72 : 1	5.93 : 1
Shareholders’ equity per common share	0.09	0.08

The movement in cash and cash equivalents and working capital during the above periods was primarily due to cash flows generated from/used in operations including outflows arising from the effort required to complete the products in development, servicing of the secured loan and the timing of payments and accruals in the ordinary course of business.

Decline in cash and cash equivalents between periods occurred primarily as a result of the movement in exchange rates on the balances of cash held in foreign currencies which is a non-cash currency translation adjustment. This has arisen because of the AUD strengthening against the USD during the relevant period. We plan to build our USD cash reserves to enable the repayment of the USD denominated loan in December 2018.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Six Months Ended June 30,
	2017	2016
	A$	A$
Cash provided by/(used in):
Operating activities	1,591,138	(501,196)
Investing activities	(725,243)	(248,232)
Financing activities	(264,407)	(216,306)

Net increase/(decrease) in cash and cash equivalents	601,488	(965,734)

Our net cash used in operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, interest on our long term secured loan and general and administrative expenditure. An improved operating position is reflected for the six month period ended June 30, 2017 due to increased revenue growth and managements effort to contain costs and reduce wastage.

Universal Biosensors, Inc.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and for the various continuous improvement program we are undertaking.

Our net cash used in financing activities principally represents repayment of the short-term borrowing.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2017 are:

A$
Less than 1 year	681,837
1 – 3 years	598,623
3 – 5 years	0
More than 5 years	0

Total minimum lease payments	1,280,460

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at June 30, 2017 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	2,600,000	0	0
Operating Lease Obligations (2)	1,280,460	681,837	598,623	0	0
Purchase Obligations (3)	2,195,796	2,195,796	0	0	0
Long term secured loan (4)	19,189,344	0	19,189,344	0	0
Financing costs (5)	3,353,485	2,283,623	1,069,862	0	0
Other liability (6)	2,775,491	2,775,491	0	0	0
Other Long-Term Liabilities on Balance Sheet (7)	83,851	0	69,798	13,051	1,002

Total	31,478,427	7,936,747	23,527,627	13,051	1,002

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders.
(4)	US$15 million payable to the lenders on maturity date pursuant to the Credit Agreement.
(5)	Interest payable to the lenders pursuant to the Credit Agreement.
(6)	Represents patent fees and marketing support fees payable to LifeScan.
(7)	Represents long service leave owing to the employees.

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

Foreign Currency Market Risk

We transact business in various foreign currencies, including US$, CAD$ and Euros. We have established a foreign currency hedging program using forward contracts to hedge the net projected exposure for each currency and the anticipated sales and purchases in US$, CAD$ and Euros. The goal of this hedging program is to economically guarantee or lock-in the exchange rates on our foreign exchange exposures. The Company does not hold or issue derivative financial instruments for trading purposes. However, derivatives that do not qualify for hedge accounting are accounted for as trading instruments.

The Company is currently using natural hedging to limit currency exposure.

Specifically, in relation to the secured term loan, we have established a program to reduce or even eliminate the impact of any foreign exchange exposure. The secured term loan is denominated in US$ and the bullet repayment of US$15 million in December 2018 is to be made in US$ as well. The goal is to build our US$ cash reserves which will reduce our foreign exchange exposure until the cash reserves reach US$15 million at which time the foreign exchange exposure from the principal of our term loan will be eliminated. We expect to build our US$ cash reserves from our US receipts to US$15 million before the secured term loan is repaid. On this basis, during the interim period, our foreign exchange exposure will only be to translation losses and there should not be any realized losses when the secured term loan is repaid.

The Company has recorded foreign currency translation and transaction gains/(losses) of A$138,283 and (A$276,524) for the three months ended June 30, 2017 and 2016, respectively and A$641,547 and A$362,992 for the six months ended June 30, 2017 and 2016, respectively.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements text	Filed herewith

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Andrew Denver
Date: August 7, 2017		Andrew Denver
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: August 7, 2017		Salesh Balak
Principal Financial Officer

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated August 7, 2017

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith