Form 10-Q
period 2017-09-30
UNIVERSAL BIOSENSORS INC
filed 2017-10-24
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 176,431,883 shares of Common Stock, U.S.$0.0001 par value, outstanding as of October 24, 2017.

UNIVERSAL BIOSENSORS, INC.

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	1)	Consolidated condensed balance sheets at September 30, 2017 and December 31, 2016 (unaudited)	1
	2)	Consolidated condensed statements of comprehensive income/(loss) for the three and nine months ended September 30, 2017 and 2016 (unaudited)	2
	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the period ended September 30, 2017 and 2016 (unaudited)	3
	4)	Consolidated condensed statements of cash flows for the nine months ended September 30, 2017 and 2016 (unaudited)	4
	5)	Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		26

Item 3	Quantitative and Qualitative Disclosures About Market Risk		40

Item 4	Controls and Procedures		41

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		42

Item 1A	Risk Factors		42

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		42

Item 3	Defaults Upon Senior Securities		42

Item 4	Mine Safety Disclosures		42

Item 5	Other Information		42

Item 6	Exhibits		42

	Exhibit 10.1
	Exhibit 10.2
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32 Exhibit 101

SIGNATURES			44

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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	19,832,390	20,402,322
Inventories, net	642,268	839,250
Accounts receivable	5,797,184	4,848,009
Prepayments	697,142	1,078,335
Other current assets	8,380,338	8,074,384

Total current assets	35,349,322	35,242,300
Non-current assets:
Property, plant and equipment	37,602,820	36,809,266
Less accumulated depreciation	(26,958,532)	(25,282,248)

Property, plant and equipment - net	10,644,288	11,527,018

Other non-current assets	3,220,000	3,220,000

Total non-current assets	13,864,288	14,747,018

Total assets	49,213,610	49,989,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,073,183	547,324
Accrued expenses	1,484,423	1,785,134
Borrowings	34,819	369,630
Other liability	2,640,871	1,713,743
Deferred revenue	658,675	0
Employee entitlements provision	1,676,936	1,523,854

Total current liabilities	7,568,907	5,939,685
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements provision	78,675	125,993
Long term secured loan	18,881,951	20,286,827
Other liability	0	1,415,563
Deferred revenue	5,161,646	6,366,975

Total non-current liabilities	26,722,272	30,795,358

Total liabilities	34,291,179	36,735,043

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2017 (2016: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 176,431,883 shares in 2017 (2016: 176,386,884)	17,643	17,639
Additional paid-in capital	93,522,470	93,167,465
Accumulated deficit	(79,632,626)	(80,882,902)
Current year income	1,318,644	1,250,276
Accumulated other comprehensive loss	(303,700)	(298,203)

Total stockholders’ equity	14,922,431	13,254,275

Total liabilities and stockholders’ equity	49,213,610	49,989,318

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Revenue
Revenue from products	1,764,855	0	4,062,470	183,480
Revenue from services	4,580,751	3,287,296	16,610,487	13,602,548

Total revenue	6,345,606	3,287,296	20,672,957	13,786,028
Operating costs & expenses
Cost of goods sold	998,674	31,899	2,913,808	272,468
Cost of services	254,330	0	737,135	0

Total cost of goods sold & services	1,253,004	31,899	3,650,943	272,468

Contribution from products & services	5,092,602	3,255,397	17,022,014	13,513,560
Other operating costs & expenses
Product support	215,057	0	550,173	0
Depreciation	626,260	595,327	1,471,851	1,919,123
Research and development	3,197,146	3,284,279	7,626,210	9,364,284
General and administrative	1,624,974	1,475,998	4,855,136	4,482,518

Total operating costs & expenses	5,663,437	5,355,604	14,503,370	15,765,925

Profit/(loss) from operations	(570,835)	(2,100,207)	2,518,644	(2,252,365)
Other income/(expense)
Interest income	15,772	89,669	74,625	140,538
Interest expense	(1,922)	(2,812)	(8,649)	(8,436)
Financing costs	(685,613)	(716,088)	(2,089,328)	(2,167,521)
Other	61,873	567,155	823,352	932,384

Total other income/(expense)	(609,890)	(62,076)	(1,200,000)	(1,103,035)
Net income/(loss) before tax	(1,180,725)	(2,162,283)	1,318,644	(3,355,400)
Income tax benefit/(expense)	0	0	0	0

Net income/( loss)	(1,180,725)	(2,162,283)	1,318,644	(3,355,400)

Earnings per share
Basic net income/(loss) per share	(0.01)	(0.01)	0.01	(0.02)
Average weighted number of shares - basic	176,410,144	176,205,084	176,395,711	176,181,015
Diluted net income/(loss) per share	(0.01)	(0.01)	0.01	(0.02)
Average weighted number of shares - diluted	176,410,144	176,205,084	177,602,842	176,181,015
Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(4,451)	0	(5,497)	0
Reclassification for gain/(loss) realized in net income/(loss)	0	0	0	0

Other comprehensive gain/(loss)	(4,451)	0	(5,497)	0

Comprehensive gain/(loss)	(1,185,176)	(2,162,283)	1,313,147	(3,355,400)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

	Ordinary shares		Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2016	176,112,584	17,611	94,419,308	(80,882,902)	(298,312)	13,255,705
Net loss	0	0	0	(3,355,400)	0	(3,355,400)
Exercise of stock options issued to employees	77,500	8	(8)	0	0	0
Other comprehensive income/(loss)	0	0	0	0	0	0
Shares issued to employees	15,000	2	5,998	0	0	6,000
Stock option expense	0	0	(1,473,907)	0	0	(1,473,907)

Balances at September 30, 2016	176,205,084	17,621	92,951,391	(84,238,302)	(298,312)	8,432,398

Balances at January 1, 2017	176,386,884	17,639	93,167,465	(79,632,626)	(298,203)	13,254,275
Net income	0	0	0	1,318,644	0	1,318,644
Exercise of stock options issued to employees	44,999	4	762	0	0	766
Other comprehensive income/(loss)	0	0	0	0	(5,497)	(5,497)
Stock option expense	0	0	354,243	0	0	354,243

Balances at September 30, 2017	176,431,883	17,643	93,522,470	(78,313,982)	(303,700)	14,922,431

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	A$	A$
Cash flows from operating activities:
Net income/(loss)	1,318,644	(3,355,400)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,929,614	1,987,375
Share based payments expense	354,243	(1,473,907)
Loss on fixed assets disposal	2,409	1,280
Unrealized foreign exchange losses/(gains)	(159,889)	(314,883)
Financing costs - amortization of warrants	158,672	164,895
Change in assets and liabilities:
Inventory	196,982	(206,735)
Accounts receivables	(949,175)	(261,935)
Prepaid expenses and other current assets	75,239	9,254,126
Deferred revenue	(546,655)	3,226,721
Employee entitlements	105,655	206,256
Accounts payable and accrued expenses	(315,077)	(768,589)

Net cash provided by/(used in) operating activities	2,170,662	8,459,204

Cash flows from investing activities:
Purchases of property, plant and equipment	(997,503)	(311,351)

Net cash used in investing activities	(997,503)	(311,351)

Cash flows from financing activities:
Repayment of borrowings	(334,811)	(324,459)
Proceeds from stock options exercised	767	0

Net cash used in financing activities	(334,044)	(324,459)

Net increase/(decrease) in cash and cash equivalents	839,115	7,823,394
Cash and cash equivalents at beginning of period	20,402,322	14,350,307
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(1,409,047)	(533,211)

Cash and cash equivalents at end of period	19,832,390	21,640,490

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

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto as of and for the year ended December 31, 2016, included in the Form 10-K of Universal Biosensors, Inc.

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

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, the carrying amount of property, plant and equipment, deferred income taxes, asset retirement obligations, obligations related to employee benefits, warrants and research and development tax incentive income. Actual results could differ from those estimates.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For periods ended September 30, 2017 and December 31, 2016, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated condensed financial statements.

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

	Nine Months Ended September 30,	Year Ended December 31,
	2017	2016
	A$	A$
Raw materials	391,040	315,970
Work in progress	222,753	523,280
Finished goods	28,475	0

	642,268	839,250

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

	Nine Months Ended September 30,	Year Ended December 31,
	2017	2016
	A$	A$
Accounts receivable	5,797,184	4,848,009
Allowance for doubtful debts	0	0

	5,797,184	4,848,009

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Research	77,038	189,612	417,632	558,715
Development	3,120,108	3,094,667	7,208,578	8,805,569

Research and development expenses	3,197,146	3,284,279	7,626,210	9,364,284

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

We are subject to income taxes in the United States, Canada and Australia. U.S. federal income tax returns up to and including the 2016 financial year have been filed for UBI. In Australia, consolidated income tax returns of UBI and UBS up to and including the 2016 financial year have been filed. HRL has filed its tax returns in Canada for the 2016 financial year.

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

Of the seven milestones, the Company has delivered on four as of September 30, 2017. The last milestone delivered was in July 2015.

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

In the nine months ended September 30, 2017, the aggregate turnover of the Company has exceeded A$20 million and accordingly it is not eligible for a refundable tax offset (“research and development tax incentive income”). The eligible R&D activities and expenditures are however able to be claimed as a non-refundable tax offset as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

For the nine months ended September 30, 2016, there was no reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2016 would be less than A$20 million and accordingly A$0 was recorded as research and development tax incentive income. However, as at December 31, 2016, the Company ascertained that the aggregate turnover for the year ending December 31, 2016 was less than A$20 million and accordingly recorded research and tax development tax incentive income of $7,400,000. As at June 30, 2017, upon finalising its tax returns, the Company determined that the research and development tax incentive income for the 2016 financial year is $7,522,341. This amount has been recorded as “Other current assets” in the consolidated condensed balance sheets. As at June 30, 2017, an amount of A$122,341, being the difference in research and development tax incentive income recorded as at June 30, 2017 and December 31, 2016 has been recorded as “Other Income” in the consolidated condensed statements of comprehensive income/(loss). This amount has also been recorded as “Other Income” in the consolidated condensed statements of comprehensive income/(loss) as at September 30, 2017.

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

The Company has recorded foreign currency translation and transaction gains/(losses) of A$61,873 and A$406,625 for the three months ended September 30, 2017 and 2016, respectively and A$703,420 and A$769,257 for the nine months ended September 30, 2017 and 2016, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at September 30, 2017.

Patent and License Costs

Legal and maintenance fees incurred for patent application costs have been charged to expense and reported in general and administrative expense.

We have an obligation to pay 50% of the patent fees paid by LifeScan in respect of the patents we license from LifeScan prior to the date of the first commercial sale of a non-glucose product that utilizes the technology licensed from LifeScan and 50% of the patent fees incurred by LifeScan in respect of such patents thereafter. This obligation was triggered with the first commercial sale of the Xprecia StrideTM Coagulation Analyzer by Siemens in December 2014 and an amount of US$517,831 was accrued at inception. The repayment of this amount to LifeScan, which commenced in November 2015, is being made over a 24 month period in equal monthly installments. The patent fees payable to LifeScan as at September 30, 2017 have been recorded as “Current liabilities - Other liability” in consolidated condensed balance sheets.

Marketing Support Payment

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch® Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first calendar year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. LifeScan has sold just over 900 million strips in the 2015 financial year. Management has concluded that this loss contingency be accrued in 2015 as “Other liability” in consolidated balance sheets as it is both probable and the amount can be reliably estimated. The total amount of marketing support payments to be paid to LifeScan is US$2,048,602 (equivalent to A$2,663,290) and have been recorded as “Current liabilities - Other liability” in consolidated condensed balance sheets as at September 30, 2017.

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

Leased Assets

All of the Company’s leases for the periods ending September 30, 2017 and December 31, 2016 are considered operating leases. The costs of operating leases are charged to the consolidated condensed statements of comprehensive income on a straight-line basis over the lease term.

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Feb-17	Dec-16	Apr-16
Exercise Price (A$)	0.50	0.33	0.50
Share Price at Grant Date (A$)	0.39	0.33	0.29
Volatility	69%	69%	70%
Expected Life (years)	7	7	7
Risk Free Interest Rate	2.47%	2.60%	2.23%
Fair Value of Option (A$)	0.13	0.19	0.08

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2016	16,264,169	0.67
Granted	2,629,500	0.50
Exercised	(44,999)	0.02
Lapsed	(2,236,670)	0.90

Balance at September 30, 2017	16,612,000	0.61

The number of options exercisable as at September 30, 2017 and 2016 was 10,963,629 and 8,746,124, respectively. The total stock compensation expense/(income) recognized in the consolidated condensed statements of comprehensive income was A$154,218 and A$231,818 for the three months ended September 30, 2017 and 2016, respectively and A$354,243 and (A$1,473,907) for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, there was A$128,782 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized over the vesting years as follows:

Fiscal Year	A$
2017	57,446
2018	66,620
2019	4,716

128,782

The aggregate intrinsic value for all options outstanding as at September 30, 2017 and 2016 was zero.

(b) Restricted Share Plan

Our Employee Share Plan was adopted by the Board of Directors in 2009. The Employee Share Plan permits our Board to grant shares of our common stock to our employees and directors (although our Board has determined not to issue equity to non-executive directors). The number of shares able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. All our employees are eligible for shares under the Employee Share Plan. The Company currently intends to continue to issue A$1,000 worth of RSUs to employees of the Company on a recurring basis, but no more frequently than annually. The restricted shares have the same terms of issue as our existing shares of common stock but are not able to be traded until the earlier of three years from the date on which the shares are issued or the date the relevant employee ceases to be an employee of the Company or any of its associated group of companies.

The table below sets forth the RSUs issued by the Company since January 1, 2016:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
February, 2016	15,000	6,000
December, 2016	181,800	59,994

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2016	575,580	0.31
Granted	0	0.00
Release of restricted shares	(47,187)	0.32

Balance at September 30, 2017	528,393	0.31

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount A$	Tax (Expense)/ Benefit A$	Net-of-Tax Amount A$
Nine Months Ended September 30, 2017
Foreign currency translation reserve	5,497	0	5,497
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	5,497	0	5,497

Nine Months Ended September 30, 2016
Unrealized loss on derivative instruments	0	0	0
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	0	0	0

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

Revision

In 2016, the Company classified patent application costs (including legal and maintenance fees) within the general and administrative expense line in the Consolidated Statement of Comprehensive Income. The patent application costs of A$99,113 and A$624,866 for the three and nine months ended September 30, 2016 have been reclassified from Research and development expenses to General and administrative expenses to conform to current year classification. The Company has concluded that this reclassification was not material to the Consolidated Statements of Comprehensive Income/(Loss) and the reclassification had no impact on the pre-tax income/(loss), net income/(loss) or earnings per share for the year ended December 31, 2016.

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

Mr. Denver is a director of SpeeDx and up until August 7, 2017 was a director of the Company. With effect from October 1, 2017, Mr. Denver will remain with the Company in an advisory capacity for a minimum of 12 months.

Mr. Coleman is Non-Executive Chairman of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds holds a beneficial interest and voting power over approximately 15.85% of our shares.

Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016
	US$	A$	US$	A$
2017	442,750		1,756,563
2018	16,694,000		16,694,000
Thereafter	0		0

Total minimum payments	17,136,750		18,450,563
Less amount representing interest and other fees	(2,136,750)		(3,450,563)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus interest accretion	617,216		495,203

Total carrying value	14,801,561	18,881,951	14,679,548	20,286,827

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,801,561	18,881,951	14,679,548	20,286,827

The carrying value of the borrowings approximates its fair value. The fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of September 30, 2017 and December 31, 2016, and are included in equity.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Interest was being charged at a fixed rate of 2.60% per annum. In December 2016, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2017 insurance premium. The total amount financed was A$369,630 at inception and the short-term borrowing will be fully repaid in October 2017. Interest is charged at a fixed rate of 2.60% per annum. The short-term borrowing is secured by the insurance premium refund.

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

Results of Operations

Analysis of Consolidated Revenue

Our total revenue increased by 93% and 50% to A$6,345,606 and A$20,672,957, respectively during the three and nine months ended September 30, 2017 compared to the same period in the previous financial year. Increase in total revenue was as a result of increased sales of the Xprecia StrideTM (refer to the section below on “Revenue from Products” for more details) and OneTouch Verio® strips (refer to the section below on “Revenue from Services” for more details).

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured and sold to Siemens during the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Revenue from products	1,764,855	0	4,062,470	183,480
Cost of goods sold	(998,674)	(31,899)	(2,913,808)	(272,468)

Production margin	766,181	(31,899)	1,148,662	(88,988)

We commenced manufacture of the PT-INR test strips on behalf of Siemens during the third quarter of 2014. The revenues from the manufacture and sale of PT-INR strips to Siemens in 2016 were low as Siemens were undertaking a limited marketing release of the product. The increase in revenues in 2017 is as a result of the full commercial launch by Siemens of the Xprecia StrideTM Coagulation Analyzer after successful completion of its limited release including commencement of sales activities in U.S. during the current quarter. The Xprecia Stride™ Coagulation Analyzer is available in U.S., Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. The movement in revenues is primarily volume driven. The volumes and associated revenues during the early stages of the commercialization of Xprecia StrideTM Coagulation Analyzer are expected to be volatile as management believes some of the strip sales to Siemens is inventory buildup for future sales. The production margin from the sale of our PT-INR strips has been steadily improving but is expected to remain volatile, reflecting early stage production. This trend is also representative of a new product entrant within our industry.

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

Universal Biosensors, Inc.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Revenue from services:
Quarterly service fee	4,278,165	3,287,296	15,733,157	13,602,548
Other services	302,586	0	877,330	0

	4,580,751	3,287,296	16,610,487	13,602,548
Cost of services	(254,330)	0	(737,135)	0

Net margin	4,326,421	3,287,296	15,873,352	13,602,548

Quarterly service fee – Details of the number of Verio® blood glucose test strips sold by LifeScan and the quarterly service fees generated by us is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Millions	Millions	Millions	Millions
No. of strips sold	447	348	1,284	1,051
Quarterly service fees - USD	3.35	2.61	12.13	10.38
Quarterly service fees - AUD	4.28	3.29	15.73	13.60

Overall volume is increasing reflecting ongoing market penetration and growth. The number of Verio® blood glucose test strips sold by LifeScan increased by 28% and 22% during the three and nine months ended September 30, 2017 compared to the same period in the previous financial year. The quarterly service fees increased by 30% and 16% during the same period reflecting the strengthening of the AUD against the USD.

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

LifeScan has the ability to buy out, or “convert,” its obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement. At any time after the end of the quarter following receipt by us of an aggregate of US$45 million in quarterly service fees, LifeScan has the option to give notice of its election to convert its obligation to continue paying the quarterly service fees. In the event LifeScan delivers notice of conversion, LifeScan will remain obligated to pay the quarterly service fees for the remainder of LifeScan’s financial year (as defined in Johnson & Johnson’s internal accounting policies and procedures, which ends on the last Sunday of any given calendar year) in which the notice was given, and, after the end of that financial year, LifeScan must pay us a one-time lump sum fee to buy out its obligation to pay future quarterly service fees. The amount of this one-time lump sum service fee is calculated by multiplying the sum of all quarterly service fees for the LifeScan financial year in which notice of conversion is given, by the applicable multiplier for such financial year as set forth in the Master Services and Supply Agreement. As of September 30, 2017, we had received aggregate quarterly service fees of US$43.53 million. The amount of the quarterly service fee for the quarter ended September 30, 2017 is US$3.35 million, which amount had not yet been received as of September 30, 2017. Based on payment terms set out in the Master Services and Supply Agreement, we expect this sum to be received by us during the fourth quarter of LifeScan’s 2017 financial year after which the aggregate of quarterly service fees receipted by us would exceed US$45 million. At any time after the end of the fourth quarter of LifeScan’s 2017 financial year, LifeScan has the option to give notice of its election to convert its obligation to continue paying the quarterly service fees. Since we have not received an aggregate of US$45 million as of September 30, 2017, the earliest LifeScan can give notice of conversion is during its 2018 financial year. If LifeScan gives notice of conversion during LifeScan’s 2018 financial year or any subsequent LifeScan financial year, the applicable multiplier is 2.0.

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

Contract research and development – The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. We did not generate any revenue from contract research and development during the three and nine months ended September 30, 2017 and 2016.

Other services - We generated revenues principally from calibration services performed by HRL and from Siemens based on work undertaken for them.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Quarterly service fees	4,278,165	3,287,296	15,733,157	13,602,548
Manufacturing contribution	766,181	(31,899)	1,148,662	(88,988)
Other services	48,256	0	140,195	0

Contribution from products & services	5,092,602	3,255,397	17,022,014	13,513,560

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

Product Support

Product support relates to post-market technical support provided by us to Siemens for the Xprecia Stride™ Coagulation Analyzer.

Universal Biosensors, Inc.

Product support for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	A$	A$
Product support	215,057	0	550,173	0

As revenue from products increases, we expect product support expenditure to increase as well.

Depreciation

Depreciation of certain fixed assets are based on output. As more units are being produced for commercial production, a larger proportion of depreciation is charged to cost of goods sold as opposed to research and development expenses resulting in a decline in depreciation charged to research and development. Similarly, if more production is research and development oriented, a higher proportion of depreciation expense will be charged to research and development.

Depreciation for the respective periods have been charged as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	A$	A$
Research and development expenses	584,515	564,000	1,341,700	1,836,399
General and administrative expenses	41,745	31,327	130,151	82,724

Depreciation	626,260	595,327	1,471,851	1,919,123

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

Total research and development expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Research	77,038	189,612	417,632	558,715
Development	3,120,108	3,094,667	7,208,578	8,805,569

Research and development expenses	3,197,146	3,284,279	7,626,210	9,364,284

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

Research and development expenditure principally reflects the effort required in product development of the tests we are developing. Research and development expenditure decreased by 3% and 19%, respectively during the three and nine months ended September 30, 2017 compared to the same period in the previous financial year. The first quarter of 2016 includes costs incurred for the development of our own Prothrombin Time International Normalized Ratio self-testing device hence a larger spend on research and development expenditure for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2017. The Prothrombin Time International Normalized Ratio self-testing device project was put on hold in April 2016. Research and development expenditure for the current quarter is greater than the previous two quarters as we have initiated development clinical trials and validation runs for the two tests we are undertaking on behalf of Siemens. This activity is required to validate the results and the processes before we commence the regulatory clinical trials currently planned for 2018.

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended September 30, 2017 and 2016 were A$2,223,905 and A$1,451,788, respectively and A$4,965,247 and A$5,550,750 for the nine months ended September 30, 2017 and 2016, respectively.

Universal Biosensors, Inc.

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal including legal and maintenance fees incurred for patent applications, audit and accounting services. General and administrative expenses increased by 10% and 8% for the three months and nine months ended September 30, 2017 compared to the same period in the previous financial year. The increase in expenditure primarily represents the costs involved in maintaining the HRL business which we acquired in December 2016 and consultancy fees incurred during the current quarter to renew the board and management changes. The lower expenditure in 2016 also reflects reversal of options expense for departing employees in April 2016.

General and administrative expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
General and administrative expenses	1,624,974	1,475,998	4,855,136	4,482,518

Interest Income

The movement in interest income is generally attributable to the amount of funds available for investment in Australian currency noting that a large proportion of our funds is held in US denominated currency. As at September 30, 2017 and 2016, 94% and 55%, respectively of our funds were held in US denominated currency which currently does not produce any investment interest. Declining interest rates have also resulted in lower interest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Interest income	15,772	89,669	74,625	140,538

Interest Expense

Interest expense relates to interest being charged on a short-term borrowing initiated by the Company each year. These short-term loans are taken out every year to fund our insurance premiums and are repaid during the financial year. The insurance premiums at inception were A$369,630 and A$360,510 for the financial years 2017 and 2016, respectively. The interest rates were 2.60% for the financial years 2017 and 2016. Increase in year to date interest expense is generally attributable to the higher premium financed and under accrual of interest expense as at December 31, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Interest expense	1,922	2,812	8,649	8,436

Universal Biosensors, Inc.

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	A$	A$	A$	A$
Interest expense	508,960	532,819	1,553,222	1,614,138
Warrants expense	51,994	54,431	158,672	164,895
Other debt issuance costs	124,659	128,838	377,434	388,488

	685,613	716,088	2,089,328	2,167,521

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Decrease in financing costs is primarily a result of strengthening of the AUD against the USD, noting that our loan is denominated in USD. For the three and nine month period ending September 30, 2017, the period-over-period foreign currency movements relative to the AUD dollar would have had a unfavorable impact (exclusive of hedging impact) on our reported results of A$26,245 and A$60,527, respectively.

Other

Recorded under this caption are primarily research and development tax incentive income and foreign exchange movements.

Research and development tax incentive income is recognized when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured.

In the nine months ended September 30, 2017 the aggregate turnover of the Company has exceeded A$20 million and it is not eligible for a refundable tax offset (“research and development tax incentive income”). The eligible R&D activities and expenditures are however able to be claimed as a non-refundable tax offset as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

For the nine months ended September 30, 2016, there was no reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2016 would be less than A$20 million and accordingly A$0 was recorded as research and development tax incentive income. However, as at December 31, 2016, the Company ascertained that the aggregate turnover for the year ending December 31, 2016 was less than A$20 million and accordingly recorded research and tax development tax incentive income of $7,400,000. As at June 30, 2017, upon finalising its tax returns, the Company determined that the research and development tax incentive income for the 2016 financial year is $7,522,341. This amount has been recorded as “Other current assets” in the consolidated condensed balance sheets. As at June 30, 2017, an amount of A$122,341, being the difference in research and development tax incentive income recorded as at June 30, 2017 and December 31, 2016 has been recorded as “Other Income” in the consolidated condensed statements of comprehensive income/(loss). Research and development tax incentive income of A$162,172 recorded for the 2016 financial period relates to under accrual of the receivable in the previous financial year. For the financial year ended December 31, 2015, we had recorded a receivable of $9,200,000 based on our original estimate. We however claimed and received an amount of A$9,362,172 from the Australian Government in September 2016 following a change in original estimate.

Consequently, research and development tax incentive income recorded for the three months ended September 30, 2017 and 2016 were A$0 and A$162,172, respectively and A$122,341 and A$162,172, respectively for the nine months ended September 30, 2017 and 2016. The balance, for all periods, is primarily represented by foreign exchange movements arising from the settlement of foreign denominated transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

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

Universal Biosensors, Inc.

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

Universal Biosensors, Inc.

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Nine Months Ended September 30,	Year Ended December 31,
	2017	2016
	A$	A$
Financial assets:
Cash and cash equivalents	19,832,390	20,402,322
Accounts receivables	5,797,184	4,848,009

Total financial assets	25,629,574	25,250,331

Debt:
Short term borrowings	34,819	369,630
Long term secured loan	18,881,951	20,286,827

Total debt	18,916,770	20,656,457

Net financial assets	6,712,804	4,593,874

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

To a large extent, the increase in revenue and the strengthening of the AUD against the USD which has resulted in the decline of our US denominated loan has resulted in an improvement to our net financial asset position. Note a major portion of our net financial assets/(liabilities) is denominated in USD, including the long term secured loan hence is subject to variation with movements in exchange rates. Cash and cash equivalents as at December 31, 2016 includes A$9,362,172 received for the research and development tax incentive income for the 2015 financial year. We are yet to receive the research and development tax incentive income of A$7,522,341 for the 2016 financial year.

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

Universal Biosensors, Inc.

The carrying value of the cash and cash equivalents and the accounts receivable approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized as at September 30, 2017 or for the year ended December 31, 2016.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At September 30, 2017 and December 31, 2016, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at September 30, 2017 and December 31, 2016. We recognized gains of nil for the periods ended September 30, 2017 and December 31, 2016. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended September 30, 2017 and December 31, 2016. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Nine Months Ended September 30,	Year Ended December 31,
	2017	2016
	A$	A$
Cash and cash equivalents	19,832,390	20,402,322
Working capital	27,780,415	29,302,615
Ratio of current assets to current liabilities	4.67 : 1	5.93 : 1
Shareholders’ equity per common share	0.08	0.08

The movement in cash and cash equivalents and working capital during the above periods was primarily due to cash flows generated from/used in operations including outflows arising from the effort required to complete the products in development, servicing of the secured loan and the timing of payments and accruals in the ordinary course of business.

Despite increasing revenues, cash and cash equivalents and working capital declined during the relevant period primarily as a result of the timing of the receipt of the research and development tax incentive income and movement in exchange rates which is a non-cash currency translation adjustment. Research and development tax incentive income of A$9,362,172 for the 2015 financial year was receipted in September 2016 whilst for the 2016 financial year a sum of A$7,522,341 was receipted in October 2017. The movement in exchange rates represents the strengthening of the AUD against the USD during the relevant period. We plan to build our USD cash reserves to enable the repayment of the USD denominated loan in December 2018.

We have not identified any collection issues with respect to receivables.

Universal Biosensors, Inc.

Summary of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	A$	A$
Cash provided by/(used in):
Operating activities	2,170,662	8,459,204
Investing activities	(997,503)	(311,351)
Financing activities	(334,044)	(324,459)

Net increase/(decrease) in cash and cash equivalents	839,115	7,823,394

Our net cash provided by operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, interest on our long term secured loan and general and administrative expenditure. Despite increased revenue growth and managements effort to contain costs and reduce wastage, the net cash provided by operating activities declined for the nine months ended September 30, 2017 when compared to the same period in the previous financial year as a result of the receipt of the research and development tax incentive income of A$9,362,172 for the 2015 financial year by the Company in September 2016, noting that the 2016 financial year research and development tax incentive income of A$7,522,341 is yet to be received by the Company.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and for the various continuous improvement program we are undertaking.

Our net cash used in financing activities principally represents repayment of the short-term borrowing.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2017 are:

A$
Less than 1 year	686,308
1 – 3 years	424,506
3 – 5 years	0
More than 5 years	0

Total minimum lease payments	1,110,814

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Universal Biosensors, Inc.

Contractual Obligations

Our future contractual obligations at September 30, 2017 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	2,600,000	0	0
Operating Lease Obligations (2)	1,110,814	686,308	424,506	0	0
Purchase Obligations (3)	1,522,120	1,522,120	0	0	0
Long term secured loan (4)	18,881,951	0	18,881,951	0	0
Financing costs (5)	2,725,794	2,240,799	484,995	0	0
Other liability (6)	2,640,871	2,640,871	0	0	0
Other Long-Term Liabilities on Balance Sheet (7)	78,675	0	57,323	19,754	1,598

Total	29,560,225	7,090,098	22,448,775	19,754	1,598

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders.
(4)	US$15 million payable to the lenders on maturity date pursuant to the Credit Agreement.
(5)	Interest payable to the lenders pursuant to the Credit Agreement.
(6)	Represents patent fees and marketing support fees payable to LifeScan.
(7)	Represents long service leave owing to the employees.

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

The Company has recorded foreign currency translation and transaction gains/(losses) of A$61,873 and A$406,625 for the three months ended September 30, 2017 and 2016, respectively and A$703,420 and A$769,257 for the nine months ended September 30, 2017 and 2016, respectively.

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

Disclosure Controls and Procedures. At the end of the period covered by this report, the Company and management evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rick Legleiter, Chief Executive Officer, and Salesh Balak, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Legleiter and Balak concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

10.1	Executive Service Agreement between UBS and Mr. Rick Legleiter, dated August 7, 2017	Incorporated by reference to our Current Report on Form 8-K filed on August 7, 2017 as Exhibit 10.1

10.2	Consultancy Agreement between UBS and Mr. Andrew Denver, dated August 7, 2017	Incorporated by reference to our Current Report on Form 8-K filed on August 7, 2017 as Exhibit 10.2

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

Universal Biosensors, Inc.

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements text	Filed herewith

Universal Biosensors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.
(Registrant)

	By:	/s/ Rick Legleiter
Date: October 24, 2017		Rick Legleiter
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: October 24, 2017		Salesh Balak
Principal Financial Officer