Form 10-K
period 2017-12-31
UNIVERSAL BIOSENSORS INC
filed 2018-02-23
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was A$38,324,717 (equivalent to US$29,479,372) as of June 30, 2017.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 16, 2018:

Title of Class	Number of Shares
Common Stock, par value US$0.0001 per share	176,498,550

Documents incorporated by reference:

Certain information contained in the registrant’s definitive Proxy Statement for the 2018 annual meetings of stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Information contained on pages F-2 through F-48 of our Annual Report to Stockholders for the fiscal year ended December 31, 2017 (our “2017 Annual Report”) is incorporated by reference in our response to Items 7, 7A, 8 and 9A of Part II.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, our customers and partners’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS by LifeScan, Inc. and other third party licensors. The Company’s first global strategic partnership was established with LifeScan in diabetes care. We have developed a blood glucose product with LifeScan (“OneTouch Verio®”) which is now available in countries that represent over 90% of the world self-monitoring blood glucose market. Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International, both affiliates of Johnson and Johnson.

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – We are working with Siemens Healthcare Diagnostics Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation testing market, pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and US Food and Drug Administration (“FDA”) approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available in the United States, Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and further tests still in development for Siemens. In addition, UBS is engaged in point-of-care coagulation product development for the consumer, home testing market which could be distributed globally.

•	Blood glucose – We provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – We are working on demonstrating the broader application of our technology platform. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

We are required to file a Form 10-K as a result of UBI, a U.S. Securities and Exchange Commission (“SEC”) registrant being a publicly-traded company listed on the ASX.

Our Strategy

We are a specialist medical diagnostics company focused primarily on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. In addition, we own, manage and operate a hemostasis laboratory. Key aspects of our strategy for generating shareholder value include:

•	executing on our existing business activities, including undertaking research and development activities for our customers and partners, manufacturing products (test strips and analyzers) and providing development and support services including providing laboratory services, to our customers and partners;

•	extending and demonstrating the broader application of our technology and seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to specific tests or specific fields;

•	participating in healthcare markets across the globe; and

•	identifying related opportunities for growth.

Plan of Operations for the Remainder of the Fiscal Year Ending December 2018

Our plan of operations over the remainder of the fiscal year ending December 2018 is to:

•	manufacture products;

•	undertake research and development work for our customers and partners;

•	provide the necessary post-market support for our customers and partners;

•	provide laboratory services for our customers and partners;

•	demonstrate the broader application of our technology platform for markets with significant commercial potential; and

•	seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

Financial information about segments

We view our operations as a single segment. Our principal activities are the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use and the provision of services including contract research work and clinical laboratory work. Although our products are intended for sale worldwide, we operate predominantly in one geographical area, that being Australia. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment. For details of our revenues, profit and loss and total assets, refer to our 2017 Annual Report.

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

Point-of-care tests in development and partnering strategy

We are also working to demonstrate the broader application of our technology platform for markets with significant commercial potential. Our strategy is to apply the electrochemical cell technology to different fields and biomarkers and then to either enter into collaborative arrangements or strategic alliances with third parties to develop and commercialize products for those fields or, as is the case of our PT-INR test in development for the patient self-testing market, to complete the development of the products and commercialize them using distributors. To date, we have developed a blood glucose test with LifeScan and a coagulation Prothrombin Time International Normalized Ratio (“PT-INR”) test with Siemens, both of which are now sold by LifeScan and Siemens, respectively. We intend to continue to work with Siemens to develop other test strip and analyzer products for the point-of-care coagulation market.

Principal Products and Services

UBS is the manufacturer of PT-INR coagulation test strips for Siemens’ Xprecia StrideTM Coagulation Analyzer. We continue to work with Siemens to develop other products for the point-of-care coagulation testing market which UBS expects to manufacture once approved for sale. UBS also conducts research and development to demonstrate the broader application of our technology platform.

UBS provides LifeScan with research and development services from time to time as required under the Master Services and Supply Agreement. Under the Master Services and Supply Agreement, UBS is paid a quarterly service fee based on the number of strips sold by LifeScan covered by at least one valid claim of certain of the patents licensed to us pursuant to our License Agreement with LifeScan, irrespective of the manufacturer of the strips in consideration of services provided.

LifeScan has the ability to buy out, or “convert,” its obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement. At any time after the end of the quarter following receipt by us of an aggregate of US$45 million in quarterly service fees, LifeScan has the option to give notice of its election to convert its obligation to continue paying the quarterly service fees. We received in excess of an aggregate of US$45 million in quarterly service fees from LifeScan as of the end of the fourth quarter of 2017. In the event LifeScan delivers notice of conversion, LifeScan will remain obligated to pay the quarterly service fees for the remainder of LifeScan’s financial year (as defined in Johnson & Johnson’s internal accounting policies and procedures, which ends on the last Sunday of any given calendar year) in which the notice was given, and, after the end of that financial year, LifeScan must pay us a one-time lump sum fee to buy out its obligation to pay future quarterly service fees. The amount of this one-time lump sum service fee is calculated by multiplying the sum of all quarterly service fees for the LifeScan financial year in which notice of conversion is given, by 2. At any time after the end of the quarter following receipt by us of an aggregate of US$45 million in quarterly service fees, LifeScan may also terminate the Master Services and Supply Agreement with 12 months’ notice and in addition must pay the one-time lump sum service fee. LifeScan may also terminate the obligation to pay quarterly service fees if certain other factors detailed in the Master Services and Supply Agreement arise, including LifeScan ceasing to sell the product, termination for breach, insolvency and bankruptcy, change of control in UBI and regulatory termination.

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

HRL leases approximately 482 square meters of office and laboratory facilities at 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario. As part of the acquisition of the assets of the Hemostasis Reference Laboratory business in December 2016, HRL was transferred ISO 13485:2003 and ISO 13485 certification, which has been held continuously at the site since May 15, 2014 and July 2011, respectively. The lease for 711 Concession Street expires on January 31, 2020 with 2 further options to renew each for 5 years. Either HRL or its landlord can terminate the lease early by giving 6 months’ notice.

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

Distribution

Siemens is responsible for the sales and distribution of its products. With respect to certain of our products in development, including our PT-INR test, part of our strategy is to establish additional distribution arrangements in various regions globally in the future.

Regulatory clearances

In all major territories of the world, regulatory clearances are required prior to marketing diagnostic tests. The regulatory clearance requirements vary from country to country and product to product, however, regulatory clearances typically require a satisfactory “technical dossier”, which provides the regulatory bodies with details of the design and previous testing of the product including safety and efficacy data as well as the details of the conduct of trials which show the suitability for use of the product at the point-of-care. Regulators also require demonstration of continuing compliance with an appropriate quality management system. There is no common international regulatory body and we, or our relevant customer or partner or distributor, would be required to submit for clearance to sell in each of the major jurisdictions in which we or our relevant customers and partners seeks to market products. For example, for Europe, a designated “Notified Body” assesses the quality system and product technical dossier, whereas in the United States, the Food and Drug Administration, or “FDA”, is the regulatory body responsible for the examination of the design and performance of the device and for assessment of our quality system.

In the case of point-of-care tests, there are often additional requirements that a manufacturer must meet such as an examination of certain aspects affecting test suitability for non-laboratory professional users. In Europe, certain codified standards describe the requirements of tests whilst in the United States, tests to be used by non-laboratory professionals must gain CLIA waiver status under the United States Clinical Laboratory Improvement Amendments (“CLIA”) of 1988. Amongst other clearances, we also require clearance for export of medical devices from the Therapeutics Goods Administration, or “TGA”, in Australia, for all products under our name.

If we are developing a product for a customer or partner, our customers and partners are generally responsible for obtaining and maintaining all applicable regulatory clearances and determining the location and timing for the individual submissions. We may provide a supporting role in this process. We will however be responsible for the regulatory clearances of the products which we wish to take to market through distributors.

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

Trademarks

It is anticipated that we may brand products that we manufacture and distribute as part of a future strategy in the consumer, home, point-of-care testing and self-testing coagulation markets. In such a case our intention is to own our brands applied to those products. We have filed trademark applications in significant markets in accordance with that strategy.

Seasonality

We do not expect sales of our products and services to be materially impacted by seasonality.

The practices of the registrant and the industry (respective industries) relating to working capital items.

The nature of the Company’s business requires it to maintain sufficient levels of inventory to meet contractually agreed delivery requirements of its customers. Significant amounts of inventory are not retained by the Company as it does not have to meet rapid delivery requirements. The Company provides its customers with payment terms prevalent in the industry. The Company does not provide extended payment terms to its customers.

Dependence on single customer

We continue to receive a significant portion of our revenue from LifeScan. All revenue from products was recognized in connection with the manufacture of the test strips for Siemens’ Xprecia StrideTM Coagulation Analyzer.

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Revenue:
Revenue from products	4,066,929	584,550	1,323,564
Revenue from services	21,124,351	18,246,267	15,451,414

	25,191,280	18,830,817	16,774,978

Other Income:
Research and development tax incentive income	122,341	7,562,172	9,224,349
Interest income	172,376	201,096	242,574

	294,717	7,763,268	9,466,923

Total income	25,485,997	26,594,085	26,241,901

% of total income derived from - LifeScan	79%	68%	49%
- Siemens	18%	3%	15%
- Other	3%	29%	36%

Revenue from services is primarily represented by the receipt of the quarterly service fees from LifeScan. Quarterly service fees from LifeScan will continue to represent a significant proportion of our revenue until we start to receive meaningful revenues from Siemens relating to the Xprecia StrideTM Coagulation Analyzer and other partnering and collaborative arrangements or strategic alliances with third parties and from the sale of our own products and/or once quarterly service fees are no longer payable. Included in revenue from services is laboratory services provided by HRL which is a new source of revenue from 2017. This revenue source has the potential to contribute in growing yet measured form.

We did not have any significant backlog orders as of December 31, 2017 and 2016.

Competitive conditions of our business

Our revenue is currently highly dependent on the success of the OneTouch Verio® blood glucose product we have developed with LifeScan. OneTouch Verio® is now sold in countries that represent over 90% of the world self-monitoring blood glucose market. LifeScan is responsible for all sales and marketing decisions and any decision to introduce the product to new territories and the timing of those decisions.

The Point-of-Care Blood Glucose Monitoring market is intensely competitive and dominated by multinationals such as LifeScan, Roche, Abbott and Panasonic Healthcare (ex Bayer). Changes to reimbursement accuracy and performance requirements of blood glucose monitoring supplies have further intensified competition and pricing pressures.

Siemens is responsible for all sales and marketing decisions with respect to the products we develop for them and for any decision to introduce the products to new territories and the timing of those decisions. In December 2014, Siemens received the CE mark approval for sale of the Xprecia StrideTM Coagulation Analyzer in Europe and initiated a limited release in Europe. On October 4, 2016, Siemens received regulatory clearance from the US FDA to sell the Xprecia Stride™ Coagulation Analyzer in the US and initiated sales activities in the US in May 2017.

The worldwide point-of-care coagulation testing market was estimated at around US$1.0 billion in 2011 and is forecast to grow by around 10% per annum to US$1.8 billion by 2017. The coagulation testing market is dominated by PT-INR testing, which represents around 70% of this market. Roche is currently the largest player in the point-of-care professional PT-INR testing market. Roche has a well established brand recognition, sales and marketing force, and has significant resources available to support its product.

Core to our business strategy is the extension of our intellectual property platform to enable other tests currently done in the central laboratory to be migrated to the point-of-care settings. Our belief is that much testing done in the central lab can more efficiently and profitably be performed at the point-of-care. With the exception of blood glucose testing, most point-of-care testing is currently conducted in professional settings. The healthcare professional has a choice and can request tests from a central laboratory, or services provider, or choose to have the test performed at the point-of-care. Thus we face competition not just from other companies active in the point-of-care space, but also the providers of testing who operate in centralized settings. Further our belief is that self-service, home, point-of-care testing can be more efficient and at lower cost to the healthcare system and directly involve the patient in their medical information collection and healthcare decision making.

Our research and development expenditure during the last three fiscal years were as follows:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Research and development expenses	10,828,879	12,678,795	16,771,340
Research and development tax incentive income	(122,341)	(7,562,172)	(9,224,349)

	10,706,538	5,116,623	7,546,991

We undertake our own research and development and on behalf of our customers and partners. Research and development activities undertaken on behalf of our customers and partners were A$7,680,795, A$6,505,902 and A$8,294,073 for the fiscal years ended 2017, 2016 and 2015, respectively.

Employees

At February 16, 2018, the total number of employees we had was 97 of which 69 were full time employees in our facilities, spanning production, engineering, operations, quality and regulatory, research and development and administration.

Financial information about geographic areas

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work and laboratory services. We operate predominantly in one geographical area, being Australia. Our total revenue as disclosed below is attributed to countries based on location of customer. Location has been determined generally based on contractual arrangements.

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Home country - Australia	294,717	7,763,268	9,466,923

Foreign countries
- U.S.A.	1,131,772	258,069	2,594,570
- Germany	3,641,781	584,550	1,323,564
- Switzerland	20,057,644	17,988,198	12,856,844
- Canada	222,229	0	0
- Other	137,854	0	0

Total - foreign countries	25,191,280	18,830,817	16,774,978

Total income	25,485,997	26,594,085	26,241,901

We are highly dependent on HRL, our foreign operation, to provide us with calibration services. A sample of every batch of PT-INR test strips we manufacture for commercial sale needs to be calibrated. In the event HRL were not able to provide these services, we would not be able to manufacture PT-INR test strips for commercial sale to our customers. We may have difficulty locating alternative suppliers in a timely manner or on commercially acceptable terms.

Our material long-lived assets are all based in Australia.

Available Information

We are required to file a Form 10-K as a result of UBI, a SEC registrant, being a publicly-traded company listed on the ASX.

We file annual and quarterly reports, proxy statements and other information with the SEC, copies of which are available on ASX. Stockholders may read and copy any reports, proxy and information statements or other information that we file at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. Our public filings (including our Annual Report on Form 10-K and proxy statement) are also available from commercial document retrieval services and at the website maintained by us at http://universalbiosensors.com and the SEC at http://www.sec.gov.

We provide without charge to each person solicited by the Proxy Statement a copy of our Annual Report on Form 10-K, including our financial statements but excluding the exhibits to Form 10-K other than Exhibit 13. The Annual Report includes a list of the exhibits that were filed with the Form 10-K, and we will furnish a copy of any such exhibit to any person who requests it upon the payment of our reasonable expenses in providing the requested exhibit. For further information, please contact our Company Secretary at companysecretary@universalbiosensors.com or 1 Corporate Avenue, Rowville VIC 3178 Australia.

Our Corporate Governance Statement issued in accordance with ASX Listing Rule 4.10.3 reporting compliance against the ASX Corporate Governance Principles and Recommendations is available at http://www.universalbiosensors.com/Investor-Centre/Corporate-Governance.aspx.

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

If any of our key contracts are terminated our business would be severely harmed and development and commercialization opportunities restricted or eliminated.

The License Agreement with LifeScan imposes material obligations on us. LifeScan may terminate the License Agreement if we fail to use commercially reasonable efforts to commercialise and fail to provide evidence of our compliance within 90 days of written notice, are liquidated or wound up, or are in persistent and material breach of our obligations and fail to remedy the breach within 90 days of written notice requiring us to do so. If we were to breach the License Agreement and LifeScan were to validly terminate the agreement in response, it would severely and adversely affect our financial results, business and business prospects and the future of our research and development activities. Amongst other things, it would seriously restrict or eliminate our ability to develop and commercialize our own tests and our ability to grant further sublicenses, which would restrict or eliminate our commercialization opportunities. It would also trigger a cross default under our Credit Agreement (as defined below). If the License Agreement was terminated, any sublicense under the License Agreement previously granted by us to a third party that is in effect immediately prior to such termination (which would include licenses granted to Siemens under the Collaboration Agreement) would survive termination as a direct license from LifeScan to such sublicensee, provided certain conditions are met, including that the sublicensee is not in material breach of any provision of the License Agreement and agrees to be bound to the terms of the License Agreement with respect to the applicable sublicense field. If the sublicense under the Collaboration Agreement was terminated, the ability for Siemens to commercialize the products we have developed with them may be restricted or eliminated which would have a material adverse effect on us.

LifeScan may terminate the Master Services and Supply Agreement including its obligation to pay quarterly service fees if certain other factors detailed in the Master Services and Supply Agreement arise, including LifeScan ceasing to sell the product, termination for breach, insolvency and bankruptcy, change of control in UBI and regulatory termination. If LifeScan were to terminate the Master Services and Supply Agreement without the need to pay the lump sum service fee, we would not receive cash inflows which we are expecting which would have a material adverse effect on us. LifeScan may also terminate the Master Services and Supply Agreement with 12 months’ notice after the end of the quarter following receipt of US$45 million in quarterly service fees provided it also pays the lump sum service fee.

The Collaboration Agreement with Siemens expires on the end of all payment obligations under the Collaboration Agreement and the Supply Agreement. The Collaboration Agreement can be terminated by Siemens as set out in the agreement including for our insolvency, after 60 days’ notice for our uncured material breach, upon 30 days’ written notice to us for any reason (provided that if it does so prior to the milestones being achieved, it must pay a termination fee), or if a developed product infringes a third party patent and it is not commercially viable to work around or obtain a license for the infringed patent.

The Supply Agreement with Siemens expires after 10 years but Siemens may extend the term of the Supply Agreement for an additional five-years. Siemens may also extend the term of the Supply Agreement under other limited circumstances, but in no event beyond 18 years from the Effective Date. Siemens may terminate the Supply Agreement prior to its expiration upon 42 months’ prior written notice to us, or due to uncured material breach and persistent failures by us to supply products.

Any termination of the Collaboration Agreement or Supply Agreement may severely and adversely affect our financial results, business and business prospects and the future of our research and development activities. Amongst other things we would not receive remaining milestones under the Collaboration Agreement and would be required to reimburse Siemens for certain prepaid milestones. We would also not receive any fees from manufacturing product (except in certain circumstances where Siemens manufactures products or has products manufactured by a third party on its behalf where Siemens is obligated to pay us a fee for each product manufactured and the profit-sharing obligations under the Collaboration Agreement continue to apply).

Siemens controls the development and commercialization of the point-of-care coagulation tests we have been developing with them.

Siemens controls the development and commercialization of the point-of-care coagulation tests we have been developing with them. Decisions made by Siemens with respect to development and commercialization affect the extent and timing of revenues to us under the Collaboration Agreement and Supply Agreement. Siemens may determine not to continue with the commercialization of the product which would have a material adverse effect on our business and financial position. Similarly, Siemens controls the decision whether or not to continue the development of the remaining tests in development and, if development is successful, the decision to launch those tests and, if launched, the timing of such launch, the jurisdictions in which the product will be launched and the nature of any such launch. As a result of factors related to the product (such as technical and development hurdles, delays and performance), Siemens may choose not to continue the development of one or more of the remaining tests in development. Even if development is successful, it may choose not to launch one or more of such products, it may choose to launch in a limited number of jurisdictions, may delay the launch, or its sales and marketing efforts to commercialize may not be successful, all of which would have a material adverse effect on our business and financial position.

The coagulation test strips which we developed with Siemens were first released in Europe in December 2014 and in 2017 Siemens commenced sales activities in the U.S.

Our products may not be successful in the marketplace.

Our success and the success of products that we are involved in developing is ultimately dependent on the level of continued market acceptance and sales of those products. Continued market acceptance will depend on, amongst other things, the ability to provide and maintain evidence of safety, efficacy and cost effectiveness of the products, the advantages and profile over competing products, the level of support from clinicians, the relative convenience and ease of use, cost-effectiveness compared to other products, the availability of reimbursement from national health authorities, the timing of market introduction and the success of marketing and sales efforts by our customers and partners. Additionally, it is difficult to determine the market opportunity for new technologies and our estimates may not accurately reflect the actual demand in the target markets or new competitive product introductions may disrupt current market conditions and decrease our commercial opportunities and impact on our revenue.

Our commercial opportunity will be reduced or eliminated if the size of the market opportunity is less than we expect or if our competitors develop and commercialize products that are safer, more effective, more convenient, less expensive, or reach markets sooner or are marketed better than products that we are involved in developing or are currently being marketed by our partners.

The blood glucose test strips for the OneTouch Verio® product which we developed with LifeScan were first launched in the Netherlands in January 2010 and are now available in much of the world’s self-monitored blood glucose markets including North America, major European markets and Australia. While market acceptance for OneTouch Verio® has been positive to date, there is no guarantee that the product will continue to secure and maintain adequate market share in a timely fashion.

The coagulation test strips for the Xprecia StrideTM Coagulation Analyzer which we developed with Siemens were first released in Europe in December 2014. This product represents Siemens’ first entry into this point-of-care coagulation testing market and as such, there is no track record of market acceptance for the product. There can be no guarantee this product will gain market share in a timely fashion (or at all). Competitors such as Roche have well established brand recognition, sales and marketing forces, product development programs and have significant resources available to support their products.

Likewise, we cannot be sure that any other products we are involved in developing with our customers and partners, such as the other test strip and reader products for the point-of-care coagulation markets that we are developing with Siemens or a UBI consumer, home PT-INR test, will be successful in the marketplace or will secure and maintain adequate market share.

Our ability to be or maintain profitability in the future will be adversely affected if any of the products that we are involved in developing fail to achieve or maintain market acceptance or compete effectively in the market place. It would reduce or eliminate our revenues from product sales and/or manufacturing and have a material adverse effect on our business and financial position.

Quarterly service fees from LifeScan currently represent a significant proportion of our revenue.

The majority of our products and services revenue is currently derived from LifeScan. Any changes in the level of test strip sales will directly affect the amount of the quarterly service fee paid by LifeScan and, as a result, our business.

LifeScan has the ability to buy out, or “convert,” its obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement. At any time after the end of the quarter following receipt by us of an aggregate of US$45 million in quarterly service fees, LifeScan has the option to give notice of its election to convert its obligation to continue paying the quarterly service fees. We received in excess of an aggregate of US$45 million in quarterly service fees from LifeScan as of the end of the fourth quarter of 2017 and accordingly LifeScan has the option to give notice of its election to convert. In the event LifeScan delivers notice of conversion, LifeScan will remain obligated to pay the quarterly service fees for the remainder of LifeScan’s financial year (as defined in Johnson & Johnson’s internal accounting policies and procedures, which ends on the last Sunday of any given calendar year) in which the notice was given, and, after the end of that financial year, LifeScan must pay us a one-time lump sum fee to buy out its obligation to pay future quarterly service fees. The amount of this one-time lump sum service fee is calculated by multiplying the sum of all quarterly service fees for the LifeScan financial year in which notice of conversion is given, by 2. At any time after the end of the quarter following receipt by us of an aggregate of US$45 million in quarterly service fees, LifeScan may also terminate the Master Services and Supply Agreement with 12 months’ notice and in addition must pay the one-time lump sum service fee.

LifeScan may also terminate the obligation to pay quarterly service fees if certain other factors detailed in the Master Services and Supply Agreement arise, including LifeScan ceasing to sell the product, termination for breach, insolvency and bankruptcy, change of control in UBI and regulatory termination.

Although the Xprecia StrideTM Coagulation Analyzer was released in Europe in December 2014 and initial sales activities commenced in the United States in May 2017, sales of the product are currently comparatively low and accordingly we have limited track record of market acceptance of the product. If Siemens withdraws the product or does not submit purchase orders for a certain amount of product, our manufacturing capacity may not be fully utilized. If this occurs, we will be faced with surplus capacity in our manufacturing operations and our revenues will decline. Further, Siemens may obtain the right to manufacture product or have a third party manufacture product on its behalf if certain events occur (for example, insolvency, failure to supply). The Supply Agreement with Siemens may also be terminated as a result of either party defaulting on its material obligations. If any of these circumstances arise, we would cease to have the potential to receive manufacturing revenues from the sale of product purchased by Siemens.

An important part of our strategy is to seek to enter into other collaborative arrangements or strategic alliances with respect to the development and commercialization of specific tests or in specific fields.

Quarterly service fees from LifeScan will continue to represent a significant proportion of our revenue and will continue to do so until we start to receive meaningful revenues from other collaborative arrangements or strategic alliances with third parties, such as our arrangement with Siemens, and/or until we receive meaningful revenues from our own products which we intend to commercialize through distributors and/or quarterly services fees cease to be payable.

Our Credit Agreement has financial and non-financial covenants, and default of any covenant could materially adversely impact us.

On December 19, 2013 UBI and UBS entered into a credit agreement with Athyrium Opportunities Fund (A) LP, as administrative agent (the “Administrative Agent”) and as a lender, and Athyrium Opportunities Fund (B) LP as a lender (Athyrium A and Athyrium B together with any other lenders party thereto from time to time, the “Lenders”), which was amended on January 30, 2015 and on December 29, 2017, for a secured term loan of up to US$25,000,000 (the “Credit Agreement”). A first tranche loan of US$15,000,000 was drawn on December 2013 and UBI elected not to draw down the additional US$10,000,000. Unless the facility is otherwise terminated earlier pursuant to the terms of the Credit Agreement, UBS is required to repay the outstanding principal amount of the loans drawn down, together with all accrued and unpaid interest thereon and all other obligations on July 1, 2019 (the “Maturity Date”). The Credit Agreement is secured by substantially all of the assets of UBS and UBI, including the stock in UBS and HRL. The obligations of UBS under the Credit Agreement are guaranteed by UBI and HRL.

UBS’ ability to maintain compliance with the covenants in our Credit Agreement is dependent upon, among other things, our ability to continue to execute our business plans and our ability to generate cash from operations. The debt facility is subject to certain specified events of default, defaults relating to non-payment, breach of covenants or inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and insolvency defaults, material judgment defaults, regulatory defaults, the occurrence of a material adverse effect, or un-remedied material breach by UBS, UBI or HRL or termination of a key contract. The occurrence of an event of default could result in the amounts owing under the Credit Agreement, including all unpaid principal and interest being due and payable, and could result in the administrative agent enforcing its security over the assets of UBS, UBI and HRL. If the loans are accelerated or commitments terminated, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our debt covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. In addition, an event of default under our key commercial contracts could result in a cross-default under our Credit Agreement. All of the foregoing could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

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

The Credit Agreement includes provisions that place limitations on a number of our activities, including but not limited to our ability to: incur additional debt; create liens on our assets or make guarantees; make certain investments or loans; pay dividends; buy-back shares; dispose of or sell assets; or enter into acquisitions, mergers or similar transactions, without the consent of the Lenders. These consent requirements could restrict our ability to pursue opportunities to expand our business operations. We are required to maintain unrestricted cash of US$2,000,000 in a specified bank account at all times.

Our business strategy and revenue relies on our ability to enter collaborative arrangements with other companies and there is a risk that we will not be able to enter into collaborative arrangements with respect to our products.

Our business strategy involves demonstrating the broader application of our technology platform for a number of different products/technologies and then entering into collaborative arrangements, licensing agreements, strategic alliances or distribution arrangements for these products/technologies. We have not established any internal product sales and marketing capacity and to achieve commercial success we must enter into and maintain successful arrangements with others to sell, market and distribute products that we are involved in developing. We may not be able to enter into such collaborative arrangements, licensing arrangements, strategic alliances or distribution arrangements in a timely fashion and on acceptable terms, if at all. Our ability to enter into collaborative, strategic or distribution arrangements will suffer if the technologies developed by us are not perceived as being comparable or superior to established laboratory methods or other products.

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

To the extent we are able to enter into collaborative or strategic arrangements with respect to our products, we will be exposed to risks and uncertainties related to those arrangements. We may be required to relinquish important rights such as marketing and distribution rights and the customer or partner will generally make the key decisions on product choice, regulatory approvals, product launch, product manufacture and marketing and promotion. Decisions made by our partner with respect to the commercialization of the products we develop with them will significantly affect the extent and timing of revenues to us. Collaborative arrangements, licensing agreements or strategic or distribution arrangements will subject us to a number of risks, including the risk that:

•	our partner may choose not to launch new products we develop, may choose to launch the products in a limited number of jurisdictions, may delay the launch of products, may undertake only limited sales and marketing efforts to commercialize the products, all of which would have a material adverse effect on our business and financial position;

•	our partner may experience financial difficulties or may significantly change its business strategy;

•	our partner may not perform as required; a partner could independently move forward with a competing product developed either independently or in collaboration with others, including our competitors; and

•	the collaborative arrangements are terminated or allowed to expire.

Allegedly defective design or the manufacture of allegedly defective products could potentially expose us to substantial costs, write-offs, regulatory actions and reputational damage.

Allegedly defective designs or manufacture of allegedly defective products exposes us to the risk of product liability claims and product recalls. Any such claims have the potential to result in substantial costs, write-offs and potential delays in our shipment of product to customers, decreased demand for products and services, loss of revenue and cash flow, reputational damage, costs of related litigation, increases in our insurance premiums and increased scrutiny by regulatory agencies, claims by our customers and may trigger the dissolution of partnerships or collaborative relationships. The occurrence of certain of these events may trigger action by government regulatory agencies including for example, warning, recalls and fines or penalties. The occurrence of certain of these events may trigger an event of default under our Credit Agreement. While we will seek to mitigate our loss by obtaining appropriate insurances and appropriate contractual protections, if we are unable to maintain our insurance at an acceptable cost or on acceptable terms with adequate coverage, or negotiate appropriate contractual protections or otherwise protect against potential product liability claims, we will be exposed to significant liabilities. Recalls would harm our business and compromise the performance of our obligations to our customers and would have a material adverse effect on our business and financial results and may result in claims by our customers or partners and may trigger the dissolution of partnerships or collaborative relationships. Any claim for damages by our customers or other claim against us could be substantial.

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

Our agreements with our product development and manufacturing customers to date have contained milestone based payments, many of which are payable upon the achievement of technical development milestones. Such milestone payments may not cover the cost of our research and development activities. In the event we are not successful in achieving the relevant development milestone, we will not receive the milestone payments associated with the milestone which would have an adverse effect on our revenue and financial position. Certain of our milestones under our various agreements have been pre-paid by our customers or partners. In the event we are not successful in achieving the relevant development and regulatory milestone, the milestone payments will need to be repaid based upon the specific circumstances and conditions. Failure to achieve certain development milestones may have an impact on our covenants under the Credit Agreement. Furthermore, if we are unable to develop a product for a customer, it may eliminate an important revenue stream for us which may result in us not being profitable, or trigger dissolution of partnerships or collaborative relationships.

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

Additionally, unanticipated trial costs or delays could cause substantial additional expenditure that is not reimbursed by a partner, cause us to miss milestones which trigger a financial payment or cause us or a partner to delay or modify our plans significantly. This would harm our business, time to market, financial condition and results of operations.

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

If we were required and able to change suppliers and third party contract manufacturers, applicable regulatory bodies may require new testing and compliance inspections and require that we demonstrate structural and functional comparability between the same products manufactured by different organizations, resulting in additional costs and potential delays in time to market which could be detrimental to our business.

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

Risks associated with suppliers.

Similar to most major manufacturers in our industry, we are dependent upon our suppliers for certain raw materials and components. We have preferred suppliers, making us vulnerable to supply disruption, which could harm our business and delay manufacturing operations. We seek to enter into long term contractual arrangements with certain of our suppliers, however we may not always be able to do so on acceptable terms. If our manufacturing requirements change, such long term contractual arrangements may cause us to have excess or obsolete inventory. We may not be able to guarantee the supply of certain of our materials which may in turn affect our ability to supply product to our customers. We may have difficulty locating alternative suppliers in a timely manner or on commercially acceptable terms, and switching components may require product redesign and further regulatory clearance which could significantly delay production. Likewise, our customers and partners are subject to supply risks which may delay their ability to supply customers with product which would impact our revenue and have a consequential adverse effect on our business and results of operations. Supply disruption may also impact on our research and development programs.

We are highly dependent on HRL to provide us with calibration services. A sample of every batch of PT-INR test strips we manufacture for commercial sale needs to be calibrated. In the event HRL were not able to provide these services, we would not be able to manufacture PT-INR test strips for commercial sale to our customers. We may have difficulty locating alternative suppliers in a timely manner or on commercially acceptable terms.

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

Market and economic conditions have been volatile. Market and economic concerns include fluctuations in foreign exchange rates, inflation, interest rates, rate of economic growth, taxation laws, consumer spending, unemployment rates, government fiscal, monetary and regulatory policies and consumer and business sentiment. Any of these factors have the potential to cause costs to increase or revenues to decline. Turbulence in international markets and economies may adversely affect our ability to enter into collaborative arrangements, the behavior and financial condition of our current and any future customers and partners and the spending patterns of users of the products we are developing. This may adversely impact demand for our services and for products developed by us. In addition, economic conditions could also impact our suppliers, which may impact on their ability to provide us with materials and components which in turn may negatively impact our business.

Our operations may not be profitable.

Whilst we have made a small profit for the 2016 financial year and a small loss for the 2017 financial year, our operations may not be profitable in the future. To date, we have funded our operations and capital expenditures from revenue from the sale of products and provision of services and with proceeds from the sale of our securities, debt financing, government grants and rebates including the research and development tax incentive income and interest on investments. We may, however, require additional capital to fund our business operations, which may not be available on acceptable commercial terms, or at all.

We may not be able to raise capital or secure credit if and when required.

We may not be able to raise capital or secure further credit if and when required. If we are unable to raise capital or secure further credit when required, we may have to delay, reduce the scope of or eliminate some or all of our development programs or commercialization efforts or liquidate some or all of our assets.

We benefit from government grants and rebates.

Our principal sources of liquidity are cash flows from operations (revenue from services and product sales) and our existing debt facility. We have also financed our business operations through government grants and rebates, including the refundable tax offset (“tax incentive income”). The refundable tax offset is one of the key elements of the Australian Government’s support for Australia’s innovation system and if eligible, provides the recipient with cash based upon our eligible research and development activities and expenditures. For the year ended December 31, 2017 we were not eligible for refundable tax offset as our aggregate turnover exceeded A$20 million. We are however eligible to claim a non-refundable tax offset as part of the current year tax computation. There can be no assurance that we will qualify and be eligible for such incentives or that the Australian Government will continue to provide incentives, offsets, grants and rebates on similar terms or at all.

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

Our primary operations are conducted at our Corporate Avenue facility in Melbourne, Australia. HRL also provides us with calibration services from its facilities in Hamilton, Canada. We take precautions to safeguard our facilities, including security, health and safety protocols and maintain applicable insurance. However, we may be impacted by industrial action or operating equipment and facilities may not operate as intended or be unavailable as a result of unanticipated failures or other events outside of our control such as a natural disaster, fire, flood or earthquake or catastrophic breakdowns or deliberate acts of destruction. The occurrence of any of these events may restrict our ability to supply product or our ability to provide coagulation testing and calibration services, could cause substantial delays in our operations, damage or destroy our manufacturing and laboratory equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

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

Our shares of common stock in the form of CDIs were quoted on the ASX and began trading on December 13, 2006. The price of our shares is highly volatile and could decline significantly. The market price of our shares historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including collaboration and supply agreements and licensing agreements;

•	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan if additional financing becomes necessary;

•	future sales of our common stock or debt or convertible debt securities or other capital-raising activities, and the terms of those issuances of securities;

•	time to market and future revenue streams from product sales, if any, by our collaborative partners, and the extent of demand for, and sales of, our products;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or otherwise;

•	our results of operations and financial condition, including our cash reserves, cash burn and cost level;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize products;

•	the loss of key employees;

•	the introduction of technological innovations or other products by our competitors;

•	sales of a substantial number of CDIs by our large stockholders;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	issuance of shares by us, and sales in the public market of the shares issued, upon exercise of our outstanding warrants; and

•	period-to-period fluctuations in our financial results.

For example, from the initial quotation of our shares in the form of CDIs on the Australian Securities Exchange on December 13, 2006 until February 16, 2018, the closing price per share of our shares ranged from a low of A$0.14 during May 2014 to a high of A$2.02 during the first quarter of the 2010 fiscal year and was A$0.28 on February 16, 2018. We may experience a material decline in the market price of our CDIs, regardless of our operating performance and therefore, a holder of our shares may not be able to sell those shares at or above the price paid by such holder for such shares. Sales by our larger shareholders may create volatility, price pressure or impact how the value of our shares is perceived.

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

Our business and the business of our customers and partners are subject to the laws and regulations in a number of jurisdictions. Unforeseen changes in laws and government policy both in Australia, the EU, the US and elsewhere, could materially impact our operations, assets, contracts and profitability.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and related regulations implemented by the SEC, have substantially increased legal and financial compliance costs. We expect that our ongoing compliance with applicable laws and regulations, including the Exchange Act and the Sarbanes-Oxley Act, will involve significant and potentially increasing costs. In particular, we must annually evaluate our internal controls systems to allow management to report on our internal controls. We must perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and, when applicable, auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If we are not able to continue to satisfy the requirements of Section 404 adequately, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. Any action of this type could adversely affect our financial results, investors’ confidence in our company and our ability to access capital markets, and could cause our stock price to decline.

A significant amount of our shares are controlled by individuals or voting blocks, and the interests of such individuals or voting blocks could conflict with those of the other stockholders.

Single stockholders with significant holdings or relatively small groups of stockholders have the power to influence matters requiring the approval of stockholders. Viburnum Funds Pty Ltd, as investment manager for its associated funds and entities holds a beneficial interest and voting power over approximately 18% of our shares. For details of our substantial stockholders and the interests of our directors, refer to “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

We have never paid a dividend and we may not pay dividends in the foreseeable future which means that holders of shares of common stock and CDIs may not receive any return on their investment from dividends.

To date, we have not declared or paid any cash dividends on our shares or CDIs and may not pay dividends in the foreseeable future.

Even if we were to declare or pay any cash dividends, we do not have any franking credits. Franking credits are a type of tax credit that allows Australian Companies to pass on tax paid at the company level to shareholders. The benefits are these franking credits can be used to reduce income tax paid on dividends or potentially be received as a tax refund.

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

Provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management, and frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult to remove our current directors. Such provisions include:

•	the division of our Board into classes whose terms expire at staggered intervals over a three year period and advance notice requirements for nominations to our Board and proposing matters that can be acted upon at shareholder meetings;

•	our stockholders do not have the power to call special meetings of our stockholders; and

•	the requirement that actions by our stockholders by written consent be unanimous.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law that, subject to exceptions, would prohibit us from engaging in any business combinations with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder.

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

Depending on the number of strips required to be manufactured, it may become necessary in the future for us to acquire additional large scale equipment to satisfy manufacturing demand. If our existing facilities and equipment are fully utilized for the manufacture of test strips for one of our customers or our own products, we will need to secure additional or alternative facilities and establish additional large scale equipment sufficient to meet future manufacturing requirements.

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

The following tables sets forth, for the periods indicated, the highest and lowest market prices in Australian dollars for our CDIs reported on the ASX:

		High A$	Low A$
Fiscal Year 2017	First Quarter	0.43	0.30
	Second Quarter	0.48	0.36
	Third Quarter	0.43	0.37
	Fourth Quarter	0.41	0.26

Fiscal Year 2016	First Quarter	0.47	0.31
	Second Quarter	0.34	0.25
	Third Quarter	0.32	0.27
	Fourth Quarter	0.38	0.27

Fiscal Year 2015	First Quarter	0.37	0.17
	Second Quarter	0.37	0.22
	Third Quarter	0.43	0.30
	Fourth Quarter	0.49	0.35

Security details

As of February 16, 2018, there were 176,498,550 shares of our common stock issued and outstanding and 21,456,882 employee options that are exercisable for an equivalent number of shares of common stock (11,344,370 of which were exercisable or exercisable within 60 days thereafter). All of our issued and outstanding shares of common stock are fully paid.

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

Holders

Currently, CDN holds the majority of our shares on behalf of and for the benefit of the holders of CDIs. The balance of the shares are held by certain of our employees generally as part of our restricted employee share scheme. Set out below is the aggregate number of our registered holders of CDIs and shares at the specific date below:

Date	Total Number of Registered Holders	Number of Holders that are United States Residents
At February 16, 2018	1,684	11

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

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price		Proceeds Received (A$)
2015
December	72,496	US$	0.26	26,127

2016
March	77,500	A$	0.00	0

2017
April	3,332	A$	0.23	766
August	41,667	A$	0.00	0
October	66,667	A$	0.00	0

	111,666			766

The funds raised have been and will be used for working capital requirements including the continued development of our existing pipeline of point-of-care tests and to identify and develop additional tests.

Restricted Employee Shares Issued to Employees

Our Employee Share Plan was adopted by the Board of Directors in 2009. The Employee Share Plan permits our Board to grant shares of our common stock to our employees and directors. The number of shares able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. All our permanent full-time employees are eligible for shares under the Employee Share Plan. The Company has in the past issued A$1,000 worth of restricted shares of common stock to employees of the Company, but no more frequently than annually. The restricted shares have the same terms of issue as our existing shares of common stock but are not able to be traded until the earlier of three years from the date on which the shares are issued or the date the relevant employee ceases to be an employee of the Company or any of its associated group of companies. We issue these shares in reliance upon exemptions from registration under Regulation S under the Securities Act on the basis that none of the recipient of such shares are “U.S. person” as such term is defined in Regulation S.

The table below sets forth the restricted shares issued by the Company within the past three financial years:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
January, 2015	282,555	64,988
July, 2015	4,347	1,000
December, 2015	142,208	63,994
February, 2016	15,000	6,000
December, 2016	181,800	59,994

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price (A$)	Number of Securities Remaining for future issuance
Balance at December 31, 2016	575,580	0.31	(1)
Release of restricted shares	(82,831)	0.31

Balance at December 31, 2017	492,749	0.31

(1)	The number of securities able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our amended and restated certificate of incorporation. The Listing Rules of ASX generally prohibits companies whose securities are quoted on ASX from issuing securities exceeding 15% of issued share capital in any 12 month period, without stockholder approval.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities in 2017.

Total Return Stock Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock from December 31, 2012 through December 31, 2017 with the cumulative total return of a major market index and a published industry index. The graph below assumes an investment of A$100.00 on December 31, 2012 in our CDIs, and compares its performance with the Standard and Poor’s/Australian Securities Exchange 200 Index and the Standard and Poor’s/Australian Securities Exchange Health Care 200 Index. We paid no dividends on our common stock during the period covered by the graph. The indices included in the graph reflect a cumulative total return based upon the reinvestment of dividends of the stocks included in those indices. Measurement points are December 31, 2012 and the last trading day of each subsequent year end through December 31, 2017.

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

The following table represents our selected financial data for the dates and periods indicated.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	A$	A$	A$	A$	A$
Revenue
Revenue from products	4,066,929	584,550	1,323,564	215,486	10,170,804
Revenue from services	21,124,351	18,246,267	15,451,414	9,314,198	4,918,868

Total revenue	25,191,280	18,830,817	16,774,978	9,529,684	15,089,672
Operating costs & expenses
Cost of goods sold	3,014,995	996,788	1,136,143	313,374	10,455,567
Cost of services	936,213	154,998	244,073	242,453	1,187,244

Total cost of goods sold & services	3,951,208	1,151,786	1,380,216	555,827	11,642,811

Contribution from products & services	21,240,072	17,679,031	15,394,762	8,973,857	3,446,861
Other operating costs & expenses
Product support	604,984	0	0	0	0
Depreciation	2,100,763	2,433,976	2,475,940	2,420,467	682,276
Research and development	10,828,879	12,678,795	16,771,340	14,319,677	14,873,791
General and administrative	6,689,431	6,289,546	6,544,330	6,019,655	6,128,621

Total operating costs & expenses	20,224,057	21,402,317	25,791,610	22,759,799	21,684,688

Profit/(loss) from operations	1,016,015	(3,723,286)	(10,396,848)	(13,785,942)	(18,237,827)
Other income/(expense)
Interest income	172,376	201,096	242,574	260,904	499,970
Interest expense	(9,610)	(8,436)	(15,106)	(15,905)	(22,640)
Financing costs	(2,793,734)	(2,894,300)	(3,308,068)	(2,646,092)	(797,126)
Patent fees	0	0	1,404,184	(2,133,626)	0
Marketing support payment	0	0	(2,804,000)	0	0
Research and development tax incentive income	122,341	7,562,172	9,224,349	9,935,083	6,279,954
Exchange gain/(loss)	731,289	112,075	(959,343)	(918,479)	643,862
Other	(3,394)	955	35,842	(12,070)	0

Total other income/(expense)	(1,780,732)	4,973,562	3,820,432	4,469,815	6,604,020
Net income/(loss) before tax	(764,717)	1,250,276	(6,576,416)	(9,316,127)	(11,633,807)
Income tax benefit/(expense)	0	0	0	0	0

Net income/(loss)	(764,717)	1,250,276	(6,576,416)	(9,316,127)	(11,633,807)

Earnings per share
Basic net income/(loss) per share	(0.00)	0.01	(0.04)	(0.05)	(0.07)
Average weighted number of shares - basic	176,417,431	176,189,052	175,881,165	175,608,634	174,428,259
Diluted net income/(loss) per share	(0.00)	0.01	(0.04)	(0.05)	(0.07)
Average weighted number of shares - diluted	176,417,431	177,373,769	175,881,165	175,608,634	174,428,259

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(3,506)	109	0	0	0
Reclassification for (gains)/losses realized in net income	0	0	0	0	0

Other comprehensive gain/(loss)	(3,506)	109	0	0	0

Comprehensive gain/(loss)	(768,223)	1,250,385	(6,576,416)	(9,316,127)	(11,633,807)

	Years Ended December 31,
	2017	2016	2015	2014	2013
	A$	A$	A$	A$	A$
Balance Sheet Data:
Cash and cash equivalents	26,259,918	20,402,322	14,350,307	16,329,829	23,742,422
Total assets	46,261,946	49,989,318	44,951,745	47,532,638	54,619,699
Short term borrowings	0	369,630	324,459	498,890	0
Other liability	2,626,413	3,129,306	3,453,710	2,133,626	0
Long term secured loan	19,029,076	20,286,827	19,868,560	17,499,194	15,857,966
Total stockholders’ equity	12,769,319	13,254,275	13,255,705	19,740,945	29,683,940

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our 2017 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages F2 to F17.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We refer you to the “Consolidated Balance Sheets”, “Consolidated Statements of Comprehensive Income/(Loss)”, “Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)”, “Consolidated Statements of Cash Flows”, and “Notes to Consolidated Financial Statements”, on pages F19 through F48 and “Report of Independent Registered Public Accounting Firm” on page F18 of our 2017 Annual Report.

Supplementary Financial Information

The following is a summary of the unaudited quarterly results of operations:

	Year ended December 31, 2017
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	A$	A$	A$	A$
Revenue
Revenue from products	872,444	1,425,171	1,764,855	4,459
Revenue from services	7,061,025	4,968,711	4,580,751	4,513,864

Total revenue	7,933,469	6,393,882	6,345,606	4,518,323
Operating costs & expenses
Cost of goods sold	875,890	1,039,244	998,674	101,187
Cost of services	289,917	192,888	254,330	199,078

Total cost of goods sold & services	1,165,807	1,232,132	1,253,004	300,265

Contribution from products & services	6,767,662	5,161,750	5,092,602	4,218,058
Other operating costs & expenses
Product support	64,390	270,726	215,057	54,811
Depreciation	435,152	410,439	626,260	628,912
Research and development	2,059,235	2,369,829	3,197,146	3,202,669
General and administrative	1,686,529	1,543,633	1,624,974	1,834,295

Total operating costs & expenses	4,245,306	4,594,627	5,663,437	5,720,687

Profit/(loss) from operations	2,522,356	567,123	(570,835)	(1,502,629)
Other income/(expense)
Interest income	36,680	22,173	15,772	97,751
Interest expense	(3,844)	(2,883)	(1,922)	(961)
Financing costs	(693,831)	(709,884)	(685,613)	(704,406)
Research and development tax incentive income	0	122,341	0	0
Exchange gain/(loss)	503,265	138,282	61,873	27,869
Other	0	(2,409)	0	(985)

Total other income/(expense)	(157,730)	(432,380)	(609,890)	(580,732)
Net income/(loss) before tax	2,364,626	134,743	(1,180,725)	(2,083,361)
Income tax benefit/(expense)	0	0	0	0

Net income/(loss)	2,364,626	134,743	(1,180,725)	(2,083,361)

Earnings per share
Basic net income/(loss) per share	0.01	0.00	(0.01)	(0.01)
Average weighted number of shares - basic	176,386,884	176,389,850	176,410,144	176,481,883
Diluted net income/(loss) per share	0.01	0.00	(0.01)	(0.01)
Average weighted number of shares - diluted	177,612,171	177,688,753	177,622,512	176,481,883
Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(886)	(160)	(4,451)	1,991
Reclassification for gain/(loss) realized in net income/(loss)	0	0	0	0

Other comprehensive (loss)/gain	(886)	(160)	(4,451)	1,991

Comprehensive gain/(loss)	2,363,740	134,583	(1,185,176)	(2,081,370)

	Year ended December 31, 2016
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	A$	A$	A$	A$
Revenue
Revenue from products	183,480	0	0	401,070
Revenue from services	4,913,739	5,401,513	3,287,296	4,643,719

Total revenue	5,097,219	5,401,513	3,287,296	5,044,789
Operating costs & expenses
Cost of goods sold	187,144	53,425	31,899	724,320
Cost of services	0	0	0	154,998

Total cost of goods sold & services	187,144	53,425	31,899	879,318

Contribution from products & services	4,910,075	5,348,088	3,255,397	4,165,471
Other operating costs & expenses
Product support	0	0	0	0
Depreciation	664,637	659,160	595,327	514,852
Research and development	4,037,615	2,042,389	3,284,279	3,314,512
General and administrative	1,791,470	1,215,050	1,475,998	1,807,028

Total operating costs & expenses	6,493,722	3,916,599	5,355,604	5,636,392

Profit/(loss) from operations	(1,583,647)	1,431,489	(2,100,207)	(1,470,921)
Other income/(expense)
Interest income	25,241	25,628	89,669	60,558
Interest expense	(2,812)	(2,812)	(2,812)	0
Financing costs	(732,337)	(719,096)	(716,088)	(726,779)
Research and development tax incentive income	0	0	162,172	7,400,000
Exchange gain/(loss)	636,379	(273,387)	406,265	(657,182)
Other	2,236	1	(1,282)	0

Total other income/(expense)	(71,293)	(969,666)	(62,076)	6,076,597
Net income/(loss) before tax	(1,654,940)	461,823	(2,162,283)	4,605,676
Income tax benefit/(expense)	0	0	0	0

Net income/(loss)	(1,654,940)	461,823	(2,162,283)	4,605,676

Earnings per share
Basic net income/(loss) per share	(0.01)	0.00	(0.01)	0.03
Average weighted number of shares - basic	176,132,611	176,205,084	176,205,084	176,212,988
Diluted net income/(loss) per share	(0.01)	0.00	(0.01)	0.03
Average weighted number of shares - diluted	177,370,232	177,350,572	176,205,084	177,398,990

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	0	0	0	109
Reclassification for gain/(loss) realized in net income	0	0	0	0

Other comprehensive (loss)/gain	0	0	0	109

Comprehensive gain/(loss)	(1,654,940)	461,823	(2,162,283)	4,605,785

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended December 31, 2017, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on this evaluation, our management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

/s/ Rick Legleiter	/s/ Salesh Balak
Rick Legleiter	Salesh Balak
Principal Executive Officer	Principal Financial Officer

February 23, 2018

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding our directors and executive officers is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders in 2018 (the “2018 Proxy Statement”) under the caption “Management of the Company.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act” is incorporated by reference to the 2018 Proxy Statement under the caption “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted our Code of Ethics for Senior Financial Officers, a code of ethics that applies to our Principal Executive Officer and Principal Financial Officer. This code of ethics may be accessed and reviewed through our website at www.universalbiosensors.com. We intend to satisfy any disclosure requirements regarding an amendment to, or waiver from, a provision of the Code of Ethics for our Principal Executive Officer and Principal Financial Officer, by posting such information on our website at www.universalbiosensors.com. A copy of the Code of Ethics for Senior Financial Officers will be provided without charge upon written request to our Company Secretary at 1 Corporate Avenue, Rowville VIC 3178 Australia.

The information regarding the procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to the 2018 Proxy Statement under the caption “Management of the Company – Board Committees – Remuneration and Nomination Committee.” There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The information required by this item regarding our Audit and Compliance Committee is incorporated by reference to the 2018 Proxy Statement under the caption “Management of the Company – Board Committees – Audit and Compliance Committee.”

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2018 Proxy Statement under the captions “Management of the Company – Compensation of Directors”, “Executive Compensation” and “Management of the Company – Board Committees – Compensation Committee Interlocks and Insider Participation.”

Discussions on the frequency of the shareholder advisory votes on executive compensation are incorporated by reference to the 2018 Proxy Statement under the caption “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The information regarding “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to our 2018 Proxy Statement under the caption “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the 2018 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and “Management of the Company.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2018 Proxy Statement under the caption “Independent Public Accountants – Audit Fees.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)(1)	Financial Statements

The following financial statements are incorporated by reference from pages F-18 through F-48 of our Annual Report to Stockholders for the fiscal year ended December 31, 2017, as provided in Item 8 hereof:

(a)(2)	Financial Statement Schedules – Schedule II—Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

(a)(3) and (b) Exhibits – Refer below.

Exhibit Number	Description	Location
3.1	Amended and restated certificate of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.

3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.

10.1	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.

10.2	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.

10.3	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.

10.4	Employee Option Plan.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7.

10.5	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.

10.6	Employment agreement between Universal Biosensors Pty Ltd and Mr. Garry Chambers effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.9.

10.7	Employment agreement between Universal Biosensors Pty Ltd and Dr Alastair Hodges effective April 1, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.11.

10.8	Employment agreement between Universal Biosensors Pty Ltd and Mr. Adrian Oates dated August 15, 2007.	Incorporated by reference to our Form 10-K filed on March 16, 2010 as Exhibit 10.12.

10.9	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement by and between Universal Biosensors Pty. Ltd., Universal Biosensors, Inc., and LifeScan, Inc. dated October 29, 2007 filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 as Exhibit 10.14 to our Annual Report on Form 10-K).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.10	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.4. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.11	Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated September 9, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.20. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.12	Novation Agreement and First Amendment to the Amended and Restated Master Services and Supply Agreement between Universal Biosensors, Inc., Universal Biosensors Pty Ltd, LifeScan, Inc. and Cilag GmbH International dated October 11, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.22.

10.13	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.14	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.2. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.15	Supplemental Agreement – Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.16	Credit Agreement dated December 19, 2013 by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.1.

10.17	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.

10.18	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (A) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.3.

10.19	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (B) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.4.

10.20	Deed of Extension of Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd dated March 24, 2014.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 25, 2014 as Exhibit 10.34.

10.21	Amendment to Credit Agreement by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time dated January 30, 2015.	Incorporated by reference to our Current Report on Form 8-K filed on February 2, 2015 as Exhibit 10.1.

10.22	Separation Agreement between the Company and Paul Wright dated February 18, 2016.	Incorporated by reference to our Current Report on Form 8-K filed on February 19, 2016 as Exhibit 10.1.

10.23	Employment Agreement between the Company and Andrew Denver, dated February 19, 2016.	Incorporated by reference to our Current Report on Form 8-K filed on February 19, 2016 as Exhibit 10.2.

10.24	Letter agreement entitled “Conditional Prepayment of Milestones and other amendments” between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated March 9, 2016.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 21, 2016 as Exhibit 10.2.

10.25	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated March 9, 2016.	Incorporated by reference to our Current Report on Form 8-K filed on March, 2016 as Exhibit 99.1.

10.26	Executive Service Agreement between Universal Biosensors Pty Ltd and Rick Legleiter dated 7 August 2017.	Incorporated by reference to our Current Report on Form 8-K filed on August 7, 2017 as Exhibit 10.1.

10.27	Consultancy Agreement between Universal Biosensors Pty Ltd and Andrew Denver dated 7 August 2017.	Incorporated by reference to our Current Report on Form 8-K filed on August 7, 2017 as Exhibit 10.2.

10.28	Amendment Number 2 and Consent to Credit Agreement by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time dated December 29, 2017.	Incorporated by reference to our Current Report on Form 8-K filed on January 3, 2018 as Exhibit 10.1.

13.0	Annual Report.	Filed herewith.

14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.0.

21.0	List of Subsidiaries.	Filed herewith.

24.0	Power of Attorney.	Included on signature page.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101	The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income/(Loss), (iii) the Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income/(Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16. Form 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Biosensors, Inc. (Registrant)

Date: February 23, 2018	By:	/s/ Rick Legleiter
Rick Legleiter
Principal Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Rick Legleiter and Salesh Balak and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rick Legleiter	Chief Executive Officer	February 23, 2018
Rick Legleiter	(Principal Executive Officer)

/s/ Salesh Balak	Chief Financial Officer	February 23, 2018
Salesh Balak	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Hoey	Director	February 23, 2018
David Hoey

/s/ Judith Smith	Director	February 23, 2018
Judith Smith

/s/ Marshall Heinberg	Director	February 23, 2018
Marshall Heinberg

/s/ Craig Coleman	Non-Executive Chairman and Director	February 23, 2018
Craig Coleman

Universal Biosensors, Inc.

2017 Annual Report

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

Our Business

We are a specialist medical diagnostics company focused primarily on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. In addition, we own, manage and operate a hemostasis laboratory. Key aspects of our strategy for increasing shareholder value include:

•	executing on our existing business activities, including undertaking research and development activities for our customers and partners, manufacturing products (test strips and analyzers) and providing development and support services including providing laboratory services, to our customers and partners;

•	extending and demonstrating the broader application of our technology and seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to specific tests or specific fields;

•	participating in healthcare markets across the globe; and

•	identifying related opportunities for growth.

Our plan of operations over the remainder of the fiscal year ending December 2018 is to:

•	manufacture products;

•	undertake research and development work;

•	provide the necessary post-market support for our customers and partners;

•	provide laboratory services for our customers and partners;

•	demonstrate the broader application of our technology platform for markets with significant commercial potential; and

•	seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

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

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS by LifeScan and other third party licensors. The Company’s first global strategic partnership was established with LifeScan in diabetes care. We have developed a blood glucose product with LifeScan (“OneTouch Verio®”) which is now available in countries that represent over 90% of the world self-monitoring blood glucose market. Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International, both affiliates of Johnson and Johnson.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation testing market, pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and US Food and Drug Administration (“FDA”) approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available in the United States, Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and further tests still in development for Siemens. In addition, UBS is engaged in point-of-care coagulation product development for the consumer, home testing market which could be distributed globally.

•	Blood glucose – we provide services to LifeScan as required from time to time, pursuant to a Master Services and Supply Agreement (“Master Services and Supply Agreement”) and a development and research agreement (“Development and Research Agreement”) with LifeScan.

•	Other electrochemical-cell based tests – we are working on demonstrating the broader application of our technology platform. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Results of Operations

Analysis of Consolidated Revenue

Our total revenue during the 2017 financial year increased by 34% to A$25,191,280 compared to the 2016 financial year. Our 2016 total revenues increased by 12% to A$18,830,817 compared to the 2015 financial year.

Increase in sales of the OneTouch Verio® strips have resulted in our total revenue increasing over the past three years. Increase in total revenue during the 2017 financial year was also as a result of the increased sales of the Xprecia StrideTM strips. Revenue from the sales of the OneTouch Verio® strips is recorded under the caption “Revenue from Services” whilst revenue from the sale of the Xprecia StrideTM strips is recorded under the caption “Revenue from Products”.

Revenue from Products

The financial results of the Xprecia Stride™ strips we manufactured on behalf of Siemens during the respective periods are as follows:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Revenue from products	4,066,929	584,550	1,323,564
Cost of goods sold	(3,014,995)	(996,788)	(1,136,143)

	1,051,934	(412,238)	187,421

Product contribution margin	26%	-71%	14%

We commenced manufacture of the Xprecia Stride™ strips on behalf of Siemens during the third quarter of 2014. The revenues from the manufacture and sale of Xprecia Stride™ strips to Siemens were initially low as Siemens were undertaking a limited marketing release of the product. The increase in revenues in 2017 is a result of the full commercial launch by Siemens of the Xprecia Stride™ Coagulation Analyzer after successful completion of its limited release including commencement of sales activities in U.S. There was a decline in revenue from Siemens in 2016 as they continued to sell inventory purchased from us in 2015. The Xprecia Stride™ Coagulation Analyzer is available in U.S., Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. The movement in revenues is primarily volume driven. The volumes and associated revenues during the early stages of the commercialization of Xprecia StrideTM Coagulation Analyzer are expected to be volatile as management believes some of the strip sales to Siemens are inventory buildup for future sales. Management expects 2018 volume and revenues for Xprecia StrideTM strips to be lower than 2017. The product contribution margin from the sale of our PT-INR (as defined below) strips has been steadily improving but is expected to remain volatile, reflecting early stage production. This trend is also representative of a new product entrant within our industry.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Revenue from Services

We provide various services to our customers and partners. The revenue is grouped into the following categories:

•	Product enhancement – a quarterly service fee based on the number of strips sold by LifeScan which falls within a valid claim of certain LifeScan patents is payable to us as an ongoing reward for our services and efforts to enhance the product;

•	Contract research and development – we undertake contract research and development on behalf of our customers and partners;

•	Other services – ad-hoc services provided on an agreed basis according to our customers and partners requirements including laboratory services performed by HRL.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$

Revenue from services:

Quarterly service fees	19,992,641	17,850,001	12,828,861
Contract research and development	0	0	1,955,340
Other services	1,131,710	396,266	667,213

	21,124,351	18,246,267	15,451,414
Cost of services	(936,213)	(154,998)	(244,073)

Net margin	20,188,138	18,091,269	15,207,341

Quarterly service fee – Sales of the OneTouch Verio® blood glucose test strips is increasing reflecting ongoing market penetration and growth. The number of OneTouch Verio® blood glucose test strips sold by LifeScan increased by 18% in 2017 when compared to 2016 and 56% in 2016 when compared to 2015. The quarterly service fees increased by 12% and 39% during the same period reflecting the strengthening of the AUD against the USD.

	Years Ended December 31,
	2017	2016	2015
	Millions	Millions	Millions

No. of strips sold	1,727.29	1,460.73	933.86
Quarterly service fees - USD	15.45	13.46	9.50
Quarterly service fees - AUD	19.99	17.85	12.83

The quarterly service fee for each quarter in a LifeScan financial year is calculated based on the number of OneTouch Verio® blood glucose test strips sold in such LifeScan financial year as follows: US$0.0125 per strip for the first 500 million strips sold in a financial year and US$0.0075 per strip for sales in excess of 500 million strips in such financial year. The 2015 financial year was the first year wherein the volume of OneTouch Verio® blood glucose test strips sold exceeded 500 million strips. Quarterly service fees are reported and paid by LifeScan in USD. Accordingly, revenues recognized by us from quarterly services fees paid by LifeScan were impacted by the movement of the AUD against the USD over the periods covered above. Revenue from quarterly service fees were down 7% in 2017 and 2% in 2016 due to strengthening of AUD against USD.

LifeScan has the ability to buy out, or “convert,” its obligation to pay quarterly service fees to us in certain situations set out in the Master Services and Supply Agreement. At any time after the end of the quarter following receipt by us of an aggregate of US$45 million in quarterly service fees, LifeScan has the option to give notice of its election to convert its obligation to continue

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

paying the quarterly service fees. We received in excess of US$45 million in aggregate quarterly service fees from LifeScan as of the end of the fourth quarter of 2017. In the event LifeScan delivers notice of conversion, LifeScan will remain obligated to pay the quarterly service fees for the remainder of LifeScan’s financial year (as defined in Johnson & Johnson’s internal accounting policies and procedures, which ends on the last Sunday of any given calendar year) in which the notice was given, and, after the end of that financial year, LifeScan must pay us a one-time lump sum fee to buy out its obligation to pay future quarterly service fees. The amount of this one-time lump sum service fee is calculated by multiplying the sum of all quarterly service fees for the LifeScan financial year in which notice of conversion is given, by 2. At any time after the end of the quarter following receipt by us of an aggregate of US$45 million in quarterly service fees, LifeScan may also terminate the Master Services and Supply Agreement with 12 months’ notice and in addition must pay the one-time lump sum service fee. LifeScan may also terminate the obligation to pay quarterly service fees if certain other factors detailed in the Master Services and Supply Agreement arise, including LifeScan ceasing to sell the product, termination for breach, insolvency and bankruptcy, change of control in UBI and regulatory termination.

Contract research and development - The nature and scope of contract research and development is determined by our customers and partners based upon their requirements and therefore our revenues and margins tend to fluctuate. We did not generate any revenue from contract research and development during 2017 and 2016. Revenue from contract research and development related to services provided to Siemens during 2015 is as follows:

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

Other services - We generated revenues principally from calibration services performed by HRL and from Siemens based on work undertaken for them. Increase in revenue from other services in 2017 as it includes the full year revenues of HRL business which we acquired in December 2016 and increase in services we performed for Siemens.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Quarterly service fees	19,992,641	17,850,001	12,828,861
Manufacturing contribution	1,051,934	(412,238)	187,421
Milestone payments	0	0	1,955,340
Other services	195,497	241,268	423,140

Contribution from products & services	21,240,072	17,679,031	15,394,762

The increase in period-to-period total contributions from products and services reflected in the table above is primarily represented by the growth in the quarterly service fee which has a 100% margin. The manufacturing contribution for financial years 2015 to 2017 represents sale of our Xprecia Stride™ strips. The production margin has been steadily improving but remains low and volatile, reflecting early stage production. The fourth Siemens milestones were delivered by us in July 2015. There were no milestones delivered by us in 2017 and 2016. Contribution from other services fluctuated over the period as it includes HRL’s results from December 2016 and also due to our partners R&D services requirements.

The Australian consumer price index rose 1.9% over the twelve months to the December quarter 2017 and it did not have a material impact on our net sales, revenue and income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Product Support

Product support relates to post-market technical support provided by us to Siemens for the Xprecia Stride™ Coagulation Analyzer.

Product support for the respective periods is as follows:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$

Product support	604,984	0	0

As revenue from products increases, we expect product support expenditure to increase as well.

Depreciation

Depreciation of fixed assets is based on a straight line basis over the useful life of property, plant and equipment. Depreciation is allocated to cost of goods sold and research and development based on output. As more units are being produced for commercial production, a larger proportion of depreciation is charged to cost of goods sold as opposed to research and development expenses resulting in a decline in depreciation charged to research and development. Similarly, if more production is research and development oriented, a higher proportion of depreciation expense will be charged to research and development.

Depreciation for the respective periods has been charged as follows:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Product support depreciation	14,548	0	0
Research and development depreciation	1,915,058	2,308,667	2,349,502
General and administrative depreciation	171,157	125,309	126,438

	2,100,763	2,433,976	2,475,940

Research and Development Expenses

Total research and development expenses for the respective periods are as follows:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Research and development expenses	10,828,879	12,678,795	16,771,340

Research and development expenditure decreased by 15% during 2017 compared to 2016 and decreased by 24% during 2016 compared to 2015. During these three years, our research and development activities were primarily focused around the blood coagulation platform. The increase in 2015 principally reflects the effort required in undertaking development work of our own Prothrombin Time International Normalized ratio (“PT-INR”) self-testing device. In April 2016, we put the development of the consumer, home PT-INR self-testing device on hold as we reoriented our scientific and engineering efforts and reversed out-sourced activities with in-house development which resulted in a decline in the level of our research and development expenditure spend in 2016 and in 2017. As the in-house development path is now stabilized, we will remove the hold on the consumer, home self-test and resume development. Therefore development expenditures will increase going forward to fund the consumer, home PT-INR self-testing device.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Research and development expenses, net of the research and development tax incentive income (refundable tax offset) for the respective periods are as follows:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Research and development expenses	10,828,879	12,678,795	16,771,340
Research and development tax incentive income	(122,341)	(7,562,172)	(9,224,349)

	10,706,538	5,116,623	7,546,991

Included in the research and development tax incentive income for the 2017, 2016 and 2015 financial years is an amount of A$122,341, A$162,172 and A$24,349, respectively which relates to research and development tax incentive income the Company received from the Australian Government for the years ended December 31, 2016, 2015 and 2014 following a change in the original estimate. For the year ended December 31, 2017 we are not eligible for refundable tax offset as our aggregate turnover exceeded A$20 million. We are however eligible to claim a non-refundable tax offset as part of the current year tax computation. We can carry forward a non-refundable tax offset to a later year once satisfying the standard tax offset carry-forward rules and utilise it to reduce the Company’s tax liability.

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon achieving technical objectives, which are inherently uncertain, and subsequent regulatory approvals. We do however have project plans in place for all our development programs which we use to plan, manage and assess our projects. As part of this procedure, we also undertake commercial assessments of such projects to optimise outcomes.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners were A$7,680,795, A$6,505,902 and A$8,294,073, respectively for 2017, 2016 and 2015.

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

Our principal research and development activity is in blood coagulation testing.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

In September 2011 we entered into a Collaboration Agreement with Siemens which was amended in September 2012 and March 2016, pursuant to which we will develop a range of test strips and reader products for the hospital point-of-care and alternative site coagulation testing markets. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and US Food and Drug Administration (“FDA”) approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available in the United States, Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. In 2012, we entered into a Supply Agreement with Siemens under which we manufacture and supply the test strips for this product and will manufacture and supply the test strips for further tests still in development with Siemens.

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

General and administrative expenses for the respective periods are as follows:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
General and administrative expenses	6,689,431	6,289,546	6,544,330

General and administrative expenses increased by 6% during 2017 compared to 2016 and decreased by 4% during 2016 compared to 2015. There is an ongoing effort by management to restrict spending on non-core activities hence the decrease in general and administrative expenses in 2016 when compared to 2015. Despite these initiatives, general and administrative expenditure increased in 2017 when compared to 2016. The increase in expenditure primarily represents the costs involved in maintaining the HRL business which we acquired in December 2016 and consultancy and other fees incurred to renew the board and management changes.

Interest Income

Interest income decreased by 14% during 2017 compared to 2016 and decreased by 17% during 2016 compared to 2015. The decrease in interest income is generally attributable to the lower amount of funds available for investment in Australian currency and lower interest rates on offer. As at December 31, 2017, 86% (2016: 74% and 2015: 98%) of our funds were held in US denominated currency which currently does not produce any interest income.

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Interest income	172,376	201,096	242,574

Interest Expense

Interest expense predominantly relates to interest being charged on a short-term borrowing initiated by the Company. These short-term loans are taken out to fund our insurance premiums and are repaid during the financial year. The interest expense reflects the total amount financed and the interest rate charged to us every year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Interest expense	9,610	8,436	15,106

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Interest expense	2,284,585	2,370,860	2,358,016
Other debt issuance costs	509,149	523,440	950,052

	2,793,734	2,894,300	3,308,068

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan. Other debt issuance costs in 2015 are higher as a result of one-off costs incurred in extending UBI’s option to draw down a further US$10 million until July 31, 2015. It also includes a one-time fee of US$200,000 and a commitment fee of 2% of the unused borrowing commitment under the Credit Agreement. The commitment fee ceased to be charged as at July 31, 2015. Other than this, as the loan is denominated in USD, all other variations in financing costs is primarily as a result of movements in exchange rates. In the years ended December 31, 2017 and 2016, the year-over-year foreign currency movements relative to the AUD dollar would have had an unfavourable and favourable impact (exclusive of hedging impact) on our reported results of A$73,432 and A$6,383, respectively.

Patent Fees

We have an obligation to reimburse 50% of the patent fees paid by LifeScan in respect of the patents we license from LifeScan prior to the date of the first commercial sale of a non-glucose product that utilizes the technology licensed from LifeScan and 50% of the patent fees incurred by LifeScan in respect of such patents thereafter. This obligation was triggered with the first commercial sale of the Xprecia StrideTM Coagulation Analyzer by Siemens in December 2014. An amount of US$1.75 million was initially accrued in December 2014 for patent fees incurred prior to the first commercial sale of the Xprecia StrideTM Coagulation Analyzer. However, the Company and LifeScan subsequently agreed to revise this amount to US$517,831 (equivalent to A$708,775) in 2015. The repayment of this amount to LifeScan, which commenced in November 2015, was made over a 24 month period in equal monthly installments. This reimbursement of patent fees payable to LifeScan, which has now been fully repaid, has been recorded as “Other liability” in consolidated balance sheets for amounts due as at December 31, 2015 and 2016. As a result of the revision of the amount due to LifeScan, this resulted in reversal of the patent fees in 2014. This amount has been recorded as “Patent fees” in the consolidated statements of comprehensive income in 2015. Patent fees incurred subsequent to the first commercial sale of the Xprecia StrideTM Coagulation Analyzer have been recorded as “Accrued expenses” in consolidated balance sheets.

Marketing Support Payment

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first calendar year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. LifeScan sold just over 900 million strips in the 2015 financial year. Management concluded that this loss contingency be accrued in 2015 as it is both probable and the amount can be reliably estimated. LifeScan has sold over a billion strips during the 2016 financial year. The total amount of marketing support payments to be paid to LifeScan is US$2,048,602 (equivalent to A$2,626,413) and have been recorded as “Other liability” in consolidated balance sheets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Research and development tax incentive income

Research and development tax incentive income for the respective periods are as follows:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Research and development tax incentive income	122,341	7,562,172	9,224,349

For the year ended December 31, 2017 the aggregate turnover of the Company has exceeded A$20 million and it is not eligible for a refundable tax offset (“research and development tax incentive income”). The eligible R&D activities and expenditures are however able to be claimed as a non-refundable tax offset as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

Research and development tax incentive income is generally in line with the level of research and development expenses.

As at December 31, 2016, the Company ascertained that the aggregate turnover for the year then ended were less than A$20 million and accordingly recorded research and tax development tax incentive income of $7,400,000. During 2017, upon finalising its tax returns, the Company determined that the research and development tax incentive income for the 2016 financial year is $7,522,341. An amount of A$122,341, being the difference in research and development tax incentive income initially recorded and the subsequent restatement has been recorded as research and development tax incentive income as at December 31, 2017.

Research and development tax incentive income not yet received as at respective year ends is recorded in “Other current assets” in the consolidated balance sheets, noting that all such amounts have been received as at December 31, 2017.

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

(2)	as a 38.5% non-refundable tax offset if aggregate turnover of the entity is more than or equal to A$20 million (the legislative rate for any tax year prior to June 30, 2016 was 40%).

Exchange gain/(loss)

Exchange gain/(loss) for the respective periods are as follows:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Exchange gain/(loss)	731,289	112,075	(959,343)

Foreign exchange gains and losses arise from the settlement of foreign currency transactions that are translated into the functional currency using the exchange rates prevailing at the dates of the transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

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

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime described above. At each period end management reviews the aggregate turnover of the Company to determine if the research and development tax incentive income should be recorded and based on this information and other available information at the time estimates the refundable tax offset available to the Company. This estimate is also reviewed by external tax advisors on an annual basis.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets/(Liabilities)

Our net financial assets/(liabilities) position is shown below:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Financial assets:
Cash and cash equivalents	26,259,918	20,402,322	14,350,307
Accounts receivables	4,397,268	4,848,009	3,153,584

Total financial assets	30,657,186	25,250,331	17,503,891

Debt:
Short term borrowings	0	369,630	324,459
Long term secured loan	19,029,076	20,286,827	19,868,560

Total debt	19,029,076	20,656,457	20,193,019

Net financial assets/(liabilities)	11,628,110	4,593,874	(2,689,128)

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations, and the loan discussed below.

On December 19, 2013 we entered into the Credit Agreement which was amended in January 2015 and on December 29, 2017 with Lenders for a US$25 million secured term loan. A first tranche loan of US$15,000,000 was drawn on December 2013 and we elected not to draw down the additional US$10,000,000. The term loan has a maturity date of July 1, 2019 and bears interest at 10.5% per annum. Interest payments are due quarterly over the term of the term loan and, other than as described elsewhere herein, we are not required to make payments of principal for amounts outstanding under the term loan until the Maturity Date. Subject to certain exceptions, the term loan is secured by substantially all of our assets, including our intellectual property. For further details, see Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies – Borrowings – Athyrium Credit Agreement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

To a large extent, the increase in revenue and the receipt of the research and development tax incentive income has resulted in an improvement to our net financial asset position. Note a major portion of our net financial assets/(liabilities) is denominated in USD, including the long term secured loan hence is subject to variation with movements in exchange rates.

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

We regularly review all our financial assets for impairment. There were no impairments recognized for the years ended December 31, 2017, 2016 and 2015.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For the years ended December 31, 2017, 2016 and 2015, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at December 31, 2017, 2016 and 2015, respectively. The fair value of these contracts at December 31, 2017, 2016 and 2015 were nil. During the years ended December 31, 2017, 2016 and 2015, we recognized gains of nil. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the years ended December 31, 2017, 2016 and 2015. For further details, see Notes to Consolidated Financial Statements – Note 2, Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Cash and cash equivalents	26,259,918	20,402,322	14,350,307
Working capital (current assets less current liabilities)	24,746,728	29,302,615	24,041,164
Ratio of current assets to current liabilities	3.97 : 1	5.93 : 1	6.03 : 1
Shareholders’ equity per common share	0.07	0.08	0.08

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

The increase in revenue and the receipt of the research and development tax incentive income has resulted in an improvement to our cash flow and working capital position. Working capital however declined in 2017 as a result of certain non-current liabilities becoming current, principally two prepaid milestones which were non-current in prior years is expected to be achieved in 2018.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Cash provided by/(used in):
Operating activities	8,689,715	7,048,670	(527,840)
Investing activities	(1,021,051)	(1,272,160)	(1,270,392)
Financing activities	(368,864)	45,171	(1,378,658)

Net increase/(decrease) in cash and cash equivalents	7,299,800	5,821,681	(3,176,890)

The Company has generated positive cash flows in 2016 and 2017.

Our net cash provided by or used in operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, interest on our long term secured loan and general and administrative expenditure. The continuous improvement in operating cash flows during the 2015 to 2017 financial years is primarily due to the increased receipts from quarterly service fees from LifeScan, receipt of milestone payments from Siemens and receipt of the research and development tax incentive income.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and for the various continuous improvement program we are undertaking.

Our net cash used in financing activities principally represents repayments of the short-term borrowing.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2017 are:

A$
Less than 1 year	696,825
1 – 3 years	267,633
3 – 5 years	5,890
More than 5 years	0

Total minimum lease payments	970,348

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment. This off-balance sheet arrangement is not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Contractual Obligations

Our future contractual obligations at December 31, 2017 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	2,600,000	0	0
Operating Lease Obligations (2)	970,348	696,825	267,633	5,890	0
Purchase Obligations (3)	2,359,443	2,359,443	0	0	0
Long term secured loan (4)	19,029,076	0	19,029,076	0	0
Financing costs (5)	3,631,330	2,508,413	1,122,917	0	0
Other liability (6)	2,626,413	2,626,413	0	0	0
Other Long-Term Liabilities on Balance Sheet (7)	64,358	0	44,832	17,545	1,981

Total	31,280,968	8,191,094	23,064,458	23,435	1,981

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders.
(4)	US$15 million payable to the lenders on maturity date pursuant to the Credit Agreement.
(5)	Interest payable to the lenders pursuant to the Credit Agreement and US$200,000 debt extension fee.
(6)	Represents marketing support fees payable to LifeScan.
(7)	Represents long service leave owing to the employees.

Segments

We view our operations as a single segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work.

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

Foreign Currency Market Risk

We transact business in various foreign currencies, including US$, CAD$ and Euros. We have established a foreign currency hedging program using forward contracts to hedge the net projected exposure for each currency and the anticipated sales and purchases in U.S. dollars. The goal of this hedging program is to economically guarantee or lock-in the exchange rates on our foreign exchange exposures. The Company does not hold or issue derivative financial instruments for trading purposes. However, derivatives that do not qualify for hedge accounting are accounted for as trading instruments.

The Company is currently using natural hedging to limit currency exposure.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Specifically, in relation to the secured term loan, we have established a program to reduce or even eliminate the impact of any foreign exchange exposure. The secured term loan is denominated in USD and the bullet repayment of US$15 million in July 2019 is to be made in USD as well. The goal is to build our USD cash reserves which will reduce our foreign exchange exposure until the cash reserves reach US$15 million at which time the foreign exchange exposure from the principal of our term loan will be eliminated. We expect to build our USD cash reserves from our US receipts to US$15 million before the secured term loan is repaid. On this basis, during the interim period, our foreign exchange exposure will only be to translation losses and there should not be any realised losses when the secured term loan is repaid.

The Company has recorded foreign currency transaction gains/(losses) of A$731,289, A$112,075 and (A$959,343) in each of the years ended December 31, 2017, 2016 and 2015, respectively.

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

Inflation

Our business is subject to the general risks of inflation. Our results of operations depend on our ability to anticipate and react to changes in the price of raw materials and other related costs over which we may have little control. Our inability to anticipate and respond effectively to an adverse change in the price could have a significant adverse effect on our results of operations. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases. The impact of inflation and changing prices on our net sales and revenues and on income from continuing operations has not been material.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Universal Biosensors, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Universal Biosensors, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related Consolidated Statements of Comprehensive Income/(Loss), Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), and the Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017, including the related Notes to Consolidated Financial Statements and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers

/s/ PricewaterhouseCoopers

Sydney, Australia

February 23, 2018

We have served as the Company’s auditor since 2006.

PricewaterhouseCoopers, ABN 52 780 433 757

One International Towers Sydney, Watermans Quay, Barangaroo NSW 2000, GPO BOX 2650 Sydney NSW 2001

T: +61 2 8266 0000, F: +61 2 8266 9999, www.pwc.com.au

Level 11, 1PSQ, 169 Macquarie Street, Parramatta NSW 2150, PO Box 1155 Parramatta NSW 2124

T: +61 2 9659 2476, F: +61 2 8266 9999, www.pwc.com.au

Universal Biosensors, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	26,259,918	20,402,322
Inventories, net	662,132	839,250
Accounts receivable	4,397,268	4,848,009
Prepayments	887,303	1,078,335
Other current assets	875,563	8,074,384

Total current assets	33,082,184	35,242,300
Non-current assets:
Property, plant and equipment	37,224,442	36,809,266
Less accumulated depreciation	(27,264,680)	(25,282,248)

Property, plant and equipment - net	9,959,762	11,527,018

Other non-current assets	3,220,000	3,220,000

Total non-current assets	13,179,762	14,747,018

Total assets	46,261,946	49,989,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	329,586	547,324
Accrued expenses	1,472,692	1,785,134
Borrowings	0	369,630
Other liabilities	2,626,413	1,713,743
Deferred revenue	2,356,583	0
Employee entitlements liabilities	1,550,182	1,523,854

Total current liabilities	8,335,456	5,939,685
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements liabilities	64,358	125,993
Long term secured loan	19,029,076	20,286,827
Other liabilities	0	1,415,563
Deferred revenue	3,463,737	6,366,975

Total non-current liabilities	25,157,171	30,795,358

Total liabilities	33,492,627	36,735,043

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2017 (2016: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 176,498,550 shares in 2017 (2016: 176,386,884)	17,650	17,639
Additional paid-in capital	93,450,721	93,167,465
Accumulated deficit	(79,632,626)	(80,882,902)
Current year income/(loss)	(764,717)	1,250,276
Accumulated other comprehensive income	(301,709)	(298,203)

Total stockholders’ equity	12,769,319	13,254,275

Total liabilities and stockholders’ equity	46,261,946	49,989,318

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Statements of Comprehensive Income/(Loss)

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Revenue
Revenue from products	4,066,929	584,550	1,323,564
Revenue from services	21,124,351	18,246,267	15,451,414

Total revenue	25,191,280	18,830,817	16,774,978
Operating costs & expenses
Cost of goods sold	3,014,995	996,788	1,136,143
Cost of services	936,213	154,998	244,073

Total cost of goods sold & services	3,951,208	1,151,786	1,380,216
Contribution from products & services	21,240,072	17,679,031	15,394,762
Other operating costs & expenses
Product support	604,984	0	0
Depreciation	2,100,763	2,433,976	2,475,940
Research and development	10,828,879	12,678,795	16,771,340
General and administrative	6,689,431	6,289,546	6,544,330

Total operating costs & expenses	20,224,057	21,402,317	25,791,610

Profit/(Loss) from operations	1,016,015	(3,723,286)	(10,396,848)
Other income/(expense)
Interest income	172,376	201,096	242,574
Interest expense	(9,610)	(8,436)	(15,106)
Financing costs	(2,793,734)	(2,894,300)	(3,308,068)
Patent fees	0	0	1,404,184
Marketing support payment	0	0	(2,804,000)
Research and development tax incentive income	122,341	7,562,172	9,224,349
Exchange gain/(loss)	731,289	112,075	(959,343)
Other	(3,394)	955	35,842

Total other income	(1,780,732)	4,973,562	3,820,432
Net income/(loss) before tax	(764,717)	1,250,276	(6,576,416)
Income tax benefit/(expense)	0	0	0

Net income/(loss) before tax	$(764,717)	$1,250,276	$(6,576,416)

Earnings per share
Basic net income/(loss) per share	(0.00)	0.01	(0.04)
Diluted net income/(loss) per share	(0.00)	0.01	(0.04)
Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(3,506)	109	0
Reclassification for gains realized in net income	0	0	0

Other comprehensive gain/(loss)	(3,506)	109	0

Comprehensive gain/(loss)	(768,223)	1,250,385	(6,576,416)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2015	175,610,978	17,561	94,328,182	(74,306,486)	(298,312)	19,740,945
Net loss	0	0	0	(6,576,416)	0	(6,576,416)
Exercise of stock options issued to employees	72,496	7	26,120	0	0	26,127
Shares issued to employees	429,110	43	129,938	0	0	129,981
Stock option expense	0	0	(64,932)	0	0	(64,932)

Balances at December 31, 2015	176,112,584	17,611	94,419,308	(80,882,902)	(298,312)	13,255,705
Net income	0	0	0	1,250,276	0	1,250,276
Other comprehensive income	0	0	0	0	109	109
Exercise of stock options issued to employees	77,500	8	(8)	0	0	0
Shares issued to employees	196,800	20	65,974	0	0	65,994
Stock option expense	0	0	(1,317,809)	0	0	(1,317,809)
Balances at December 31, 2016	176,386,884	17,639	93,167,465	(79,632,626)	(298,203)	13,254,275

Net loss	0	0	0	(764,717)	0	(764,717)
Other comprehensive income	0	0	0	0	(3,506)	(3,506)
Exercise of stock options issued to employees	111,666	11	755	0	0	766
Stock option expense	0	0	282,501	0	0	282,501

Balances at December 31, 2017	176,498,550	17,650	93,450,721	(80,397,343)	(301,709)	12,769,319

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Cash flows from operating activities provided by/(used in):
Net income/(loss)	(764,717)	1,250,276	(6,576,416)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,589,493	2,646,185	2,697,151
Share based payments expense/(reversal)	282,501	(1,317,809)	(64,932)
Loss on fixed assets disposal	3,394	1,280	329
Unrealized foreign exchange (gains)/losses	(31,112)	(32,138)	953,010
Financing costs - amortization of warrants	212,168	220,180	218,988
Change in assets and liabilities:
Inventory	177,118	(483,982)	42,182
Accounts receivable	450,741	(1,694,425)	646,121
Prepayment and other assets	7,389,853	1,324,771	(1,028,500)
Deferred revenue	(546,655)	5,193,771	(394,358)
Employee entitlements	(35,416)	240,135	234,770
Accounts payable and accrued expenses	(1,037,653)	(299,574)	2,743,815

Net cash provided by/(used in) operating activities	8,689,715	7,048,670	(527,840)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,292,369)	(1,212,660)	(1,270,392)
Proceeds from government grants in relation to property, plant & equipment	271,318	0	0
Payments to acquire business	0	(59,500)	0

Net cash used in investing activities	(1,021,051)	(1,272,160)	(1,270,392)

Cash flows from financing activities:
Proceeds from borrowings	0	369,630	360,510
Repayment of borrowings	(369,630)	(324,459)	(534,941)
Borrowing costs	0	0	(1,230,354)
Proceeds from stock options exercised	766	0	26,127

Net cash provided by/(used in) financing activities	(368,864)	45,171	(1,378,658)

Net increase/(decrease) in cash and cash equivalents	7,299,800	5,821,681	(3,176,890)
Cash and cash equivalent at beginning of period	20,402,322	14,350,307	16,329,829
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(1,442,204)	230,334	1,197,368

Cash and cash equivalents at end of period	26,259,918	20,402,322	14,350,307

See accompanying notes to the financial statement

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

(1)	Basis of Presentation

These consolidated financial statements are presented in accordance with “U.S. GAAP”. All amounts are expressed in Australian dollars (“AUD” or “A$”) unless otherwise stated.

Unless otherwise noted, references to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”) and its wholly owned Canadian operating subsidiary, Hemostasis Reference Laboratory Inc. (“HRL”).

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

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, deferred income taxes, asset retirement obligations, liabilities related to employee benefits, warrants and research and development tax incentive income. Actual results could differ from those estimates.

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

(for the years ended December 31, 2017, 2016 and 2015)

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For years ended December 31, 2015, 2016 and 2017, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated financial statements.

Fair Value of Financial Instruments

The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The estimated fair value of all other amounts has been determined, depending on the nature and complexity of the assets or the liability, by using one or all of the following approaches:

•	Market approach – based on market prices and other information from market transactions involving identical or comparable assets or liabilities.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

•	Cost approach – based on the cost to acquire or construct comparable assets less an allowance for functional and/or economic obsolescence.

•	Income approach – based on the present value of a future stream of net cash flows.

These fair value methodologies depend on the following types of inputs:

•	Quoted prices for identical assets or liabilities in active markets (Level 1 inputs).

•	Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active or are directly or indirectly observable (Level 2 inputs).

•	Unobservable inputs that reflect estimates and assumptions (Level 3 inputs).

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

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Raw materials	380,540	315,970	270,683
Work in progress	253,483	523,280	52,841
Finished goods	28,109	0	31,744

	662,132	839,250	355,268

Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on a review of individual accounts for collectability, generally focusing on those accounts that are past due. The expense to adjust the allowance for doubtful accounts, if any, is recorded within general and administrative expenses in the consolidated statements of comprehensive income. Account balances are charged against the allowance when it is probable the receivable will not be recovered.

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Accounts receivable	4,397,268	4,848,009	3,153,584
Allowance for doubtful debts	0	0	0

	4,397,268	4,848,009	3,153,584

Other Current Assets

Other current assets includes research and development tax incentive income receivable of A$Nil in 2017 and A$7,400,000 in 2016.

Property, Plant, and Equipment, net

Property, plant, and equipment are recorded at acquisition cost, less accumulated depreciation.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

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

Impairment of Long-Lived Assets

The Company reviews its capital assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing the review, the Company estimates undiscounted cash flows from products under development that are covered by these patents and licenses. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows.

Other Liabilities

Other liabilities are broken down as follows:

	Years Ended December 31,
	2017	2016
	A$	A$
Current liabilites
Patent fees	0	298,180
Marketing support payment	2,626,413	1,415,563

	2,626,413	1,713,743

Non-current liabilites
Patent fees	0	0
Marketing support payment	0	1,415,563

	0	1,415,563

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

Research and development expenses for the respective periods are as follows:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Research and development expenses	10,828,879	12,678,795	16,771,340

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

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

We are subject to income taxes in the United States, Canada and Australia. Tax returns up to and including the 2016 financial year has been filed in all these jurisdictions.

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

ARO for the years ended December 31, 2017, 2016 and 2015 was $2,600,000.

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

(for the years ended December 31, 2017, 2016 and 2015)

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

(for the years ended December 31, 2017, 2016 and 2015)

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

Of the seven milestones, the Company has delivered on four as of December 31, 2017. The milestone achieved subsequent to January 1, 2015 is as follows:

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

(for the years ended December 31, 2017, 2016 and 2015)

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

The Company has recorded foreign currency transaction gains/(losses) of A$731,289, A$112,075 and (A$959,343) in each of the years ended December 31, 2017, 2016 and 2015, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at December 31, 2017. Purchase commitments contracted for as at December 31, 2017 is A$2,359,443.

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

Leased Assets

All of the Company’s leases for the years ended December 31, 2017, 2016 and 2015 are considered operating leases. The costs of operating leases are charged to the consolidated statements of comprehensive income on a straight-line basis over the lease term.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

Stock-based Compensation

We measure stock-based compensation at grant date, based on the estimated fair value of the award, and recognize the cost as an expense on a straight-line basis over the vesting period of the award. We estimate the fair value of stock options using the Trinomial Lattice model. We also grant our employees Restricted Stock Units (“RSUs”) and zero exercise price employee options (“ZEPOs”). RSUs are stock awards granted to employees that entitle the holder to shares of common stock as the award vests. ZEPOs are stock options granted to employees that entitle the holder to shares of common stock as the award vests. The value of RSUs are determined and fixed on the grant date based on the Company’s stock price. The exercise price of ZEPOs is nil. See note 5 for further details.

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

Employee Benefit Costs

The Company contributes 9.50% of each employee’s salary to standard defined contribution superannuation funds on behalf of all its UBS employees. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they have reached the statutory requirement age. Whilst the Company has a third party default superannuation fund, it permits UBS employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated statements of comprehensive income as they become payable.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

The tax effect allocated to each component of other comprehensive income is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
2017
Foreign currency translation reserve	(3,506)	0	(3,506)
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	(3,506)	0	(3,506)

2016
Foreign currency translation reserve	109	0	109
Reclassification for gains realised in net income	0	0	0

Other comprehensive gain	109	0	109

2015
Unrealized loss on derivative instruments	0	0	0
Reclassification for gains realised in net income	0	0	0

Other comprehensive gain	0	0	0

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

Recent Accounting Pronouncements

(a) Recent issued accounting standards not yet adopted

ASU No.2014-09, “Revenue from Contracts with Customers’

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are two permitted transition methods under the new standard, the full retrospective method or the modified retrospective method. The new standard is effective for annual reporting periods beginning after December 15, 2017.

The new standard is effective for us on January 1, 2018. We will adopt the requirements of the new standard in the first quarter of 2018. In 2017, we commenced a process to oversee the adoption of the new standard which included a detailed review of our contract portfolio and evaluation of the impact from the new standard. We have been closely monitoring FASB activities related to the new standard. During 2017, we made significant progress in our contract reviews and detailed policy drafting. We are near the completion of our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. UBI has selected the modified retrospective method where the effect of applying the standard will be recognized at the date of initial application, without restating previous years. Based on our evaluation, the impact of adopting the new standard is not expected to have a material impact on our total revenue or on our consolidated balance sheets.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

ASU No.2016-02, “Leases’

On February 25, 2016, the FASB issued ASU 2016-02, its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet and eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure.

The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

ASU No.2016-18, “Restricted Cash’

On November 17, 2016, the FASB issued ASU 2016-18, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted for all entities. We will adopt ASU 2016-18 on January 1, 2018. The Company has evaluated the impact of the adoption of ASU 2016-18 and it is unlikely to have a material impact on the Company’s consolidated financial statements.

(b) Recently adopted accounting pronouncements

ASU No.2015-11, “Simplifying the Measurement of Inventory

On July 22, 2015, the FASB issued ASU 2015-11, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This ASU is effective for us prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The Company has adopted this guidance and it has not had a material impact on the Company’s consolidated financial statements.

ASU No.2015-17, “Balance Sheet Classification on Deferred Taxes’

On November 20, 2015, the FASB issued ASU 2015-17 as part of its simplification initiative (i.e., FASB’s effort to reduce the cost and complexity of certain aspects of U.S. GAAP). The ASU requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as non-current in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or non-current in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

ASU No.2016-15, “Classification of Certain Cash Receipts and Cash Payments”

On August 26, 2016, the FASB issued ASU 2016-15, which amends the guidance in ASC 230 to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company has adopted this guidance and it has not had a material impact on the Company’s consolidated financial statements.

ASU No.2016-09, “Improvements to Employee Share-Based Payment Accounting’

On March 30, 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

ASU No.2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory’

On October 24, 2016, the FASB issued ASU 2016-16, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of a fiscal year for which neither the annual or interim financial statements have been issued. Entities should apply the ASU’s amendments on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. The Company has adopted this guidance and it has not had a material impact on the Company’s consolidated financial statements.

ASU No.2017-01, “Business Combination: Clarifying the Definition of a Business’

On January 5, 2017, the FASB issued ASU 2017-01 to clarify the definition of a business in ASC 805. The amendments in the ASU are intended to make application of the guidance more consistent and cost-efficient. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods therein. The ASU must be applied prospectively on or after the effective date, and no disclosures for a change in accounting principle are required at transition. Early adoption is permitted for transactions (i.e., acquisitions or dispositions) that occurred before the issuance date or effective date of the standard. The Company has adopted this guidance and it has not had a material impact on the Company’s consolidated financial statements.

ASU No.2017-09, “Compensation – Stock Compensation: Scope of Modification Accounting’

On May 10, 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted. The Company has adopted this guidance and it has not had a material impact on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)	Commitments and Contingent Liabilities

For details on our contingent liabilities, see Notes to Consolidated Financial Statements – Note 2, Summary of Significant Accounting Policies.

Operating Leases

The lease for 1 Corporate Avenue, Rowville Victoria expires on March 31, 2019, with two options to renew the lease each for successive five-year periods. The Company’s primary bank has issued a bank guarantee of A$250,000 in relation to a rental bond to secure the payments under the lease. This bank guarantee, which is restricted cash, is secured by a security deposit held at the bank and has been recorded as “Other non-current assets” in consolidated balance sheets.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2017 are:

A$
Less than 1 year	696,825
1 – 3 years	267,633
3 – 5 years	5,890
More than 5 years	0

Total minimum lease payments	970,348

Rent expense was A$731,394, A$626,437 and A$647,104 for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

Subsequent to December 31, 2017, the Company has also entered into an operating lease with respect to certain office equipment. The lease is for a period of 60 months which commenced in January 2018.

Guarantees

There are cross guarantees given by Universal Biosensors, Inc., Universal Biosensors Pty Ltd and Hemostasis Reference Laboratory Inc. as described in note 15. No deficiencies of assets exist in any of these companies. No liability was recognized by the parent entity or the consolidated entity in relation to this guarantee, as the fair value of the guarantees is immaterial.

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

An amount of A$271,318 has been received under this grant as at December 31, 2017. In the event UBS had achieved milestones and received grant payments, it believes that the likelihood of being required to repay grant funding is remote because the Company continues to act in good faith with respect to the grant.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

A reconciliation of the (benefit)/provision for income taxes is as follows:

	Years ended December 31,
	2017		2016		2015
	A$	%	A$	%	A$	%
Profit/(loss) before income taxes	(764,717)		1,250,276		(6,576,416)
Computed by applying income tax rate of home jurisdiction	(229,415)	30	375,083	30	(1,972,925)	30
Effect of tax rates in foreign jurisdictions	30,589	(4)	(50,011)	(4)
Research & development incentive	3,986,640	(521)	2,664,682	213	3,560,728	(54)
Disallowed expenses/(income):
Share based payment	84,750	(11)	(395,343)	(32)	(19,480)	0
Other	135,846	(18)	66,732	5	120,837	(2)
Change in valuation allowance	(4,008,410)	524	(2,661,143)	(212)	(1,689,160)	26

Income tax expense/(benefit)	0	0	0	0	0	0

The components of our net income/(loss) before income taxes as either domestic or foreign is as follows:

	As of December 31,
	2017	2016	2015
	A$	A$	A$
Foreign	(596,189)	(97,271)	0
Domestic (Australia)	(168,528)	1,347,547	(6,576,416)

	(764,717)	1,250,276	(6,576,416)

Significant component of the Company’s deferred tax assets are shown below:

	As of December 31,
	2017 A$	2016 A$
Deferred tax assets:
Operating loss carry forwards	3,491,300	6,784,868
Depreciation and amortization	1,454,394	1,372,387
Asset retirement obligations	780,000	780,000
Employee entitlements	477,783	493,406
Accruals	1,292,788	1,513,551
Decline in value of patents	1,184,629	1,096,101
Unrealised exchange loss	(660,410)	75,887
Other	(88,877)	(9,791)

Total deferred tax assets	7,931,607	12,106,409
Valuation allowance for deferred tax assets	(7,931,607)	(12,106,409)

Net deferred tax asset	0	0

Significant components of deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance has been established, as realization of such assets is not more likely than not.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

The recent US Federal Tax Reform has established a mandatory repatriation of foreign accumulated undistributed earnings and profits (the “E&Ps”) for US companies’ subsidiaries. In the past, none of these E&Ps’ were repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location. The Reform provisions are applicable to our Company commencing with our fiscal year 2018, however the E&Ps’ mandatory repatriation provisions establishes measurement dates for various computations. In our Company’s case this date is December 31, 2017. The Company’s estimated tax for the mandatory repatriation is estimated to be nil. However, the final tax due must be assessed with our December 31, 2018 closing figures. The tax liability might be paid over a period of eight years starting on February 28, 2019. As of the issuance date of this report the Securities and Exchange Commission and the Financial Accounting Standards Board have issued some preliminary guidance, but have not issued final rules on how the effects of the Reform will be required to be reported for financial statements purposes.

At December 31, 2017 the Company has A$11,637,669 (A$22,616,230 at December 31, 2016) of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$10,963,961 (A$5,800,672 at December 31, 2016) of non-refundable R&D tax offset as at December 31, 2017. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years. UBI has US tax losses available for carry forward against future earnings of US$1,011,321 as of December 31, 2017 and 2016. Pursuant to the US Federal Tax Reform, the effective tax rate of UBI has been reduced from 34% to 21%. The deferred tax benefit based on this new rate for UBI is US$212,377. HRL has Canadian tax losses available for carry forward against future earnings of CAD$676,899 and CAD$95,096 as at December 31, 2017 and 2016, respectively.

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

An option holder is not permitted to participate in a bonus issue or new issue of securities in respect of an option held prior to the issue of shares to the option holder pursuant to the exercise of an option. If the Company changes the number of issued shares through or as a result of any consolidation, subdivision, or similar reconstruction of the issued capital of the Company, the total number of options and the exercise price of the options (as applicable) will likewise be adjusted. Options granted in 2015, 2016 and 2017 were 1,015,000, 9,291,000 and 10,229,500 respectively.

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Oct-17	Oct-17	Oct-17	Feb-17	Dec-16	Apr-16	Dec-15	Jan-15	Jan-15
Exercise Price (A$)	0.50	0.60	0.80	0.50	0.33	0.50	0.45	0.00	0.23
Share Price at Grant Date (A$)	0.38	0.38	0.38	0.39	0.33	0.29	0.45	0.23	0.23
Volatility	68%	68%	68%	69%	69%	70%	70%	72%	72%
Expected Life (years)	5	5	5	6	6	6	6	3	6
Risk Free Interest Rate	2.36%	2.36%	2.36%	2.47%	2.60%	2.23%	2.56%	2.27%	2.27%
Fair Value of Option (A$)	0.15	0.13	0.11	0.13	0.19	0.08	0.26	0.23	0.14

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

Each of the inputs to the Trinomial Lattice model is discussed below.

Share Price and Exercise Price at Valuation Date

With the exception of ZEPOs, the value of all other options granted has been determined either using the closing price of our common stock trading in the form of CDIs on ASX at the time of grant of the options or based on an expected return. ZEPOs exercise price are nil. The ASX is the only exchange upon which our securities are quoted.

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

Stock option activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2016	16,264,169	0.67
Granted	10,229,500	0.62
Exercised	(111,666)	0.01
Lapsed	(4,378,788)	0.76

Balance at December 31, 2017	22,003,215	0.63

At December 31, 2017, the number of options exercisable was 11,880,702 (2016: 11,941,626 and 2015: 8,662,448). At December 31, 2017, total stock compensation expense/(income) recognized in the consolidated condensed statements of comprehensive income was A$282,501 (2015: (A$1,317,809) and 2014: (A$64,932)).

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

The following table represents information relating to stock options outstanding under the plans as of December 31, 2017:

	Options Outstanding		Options Exercisable Shares
Exercise Price A$	Shares	Weighted average remaining life in years
$0.89	620,000	0	620,000
$0.70	102,000	1	102,000
$0.50	8,000	1	8,000
$0.00	33,334	1	33,334
$0.00	388,334	1	388,334
$0.94	668,667	1	668,667
$1.72	1,065,000	2	1,065,000
$1.37	138,000	0	138,000
$1.00	66,000	1	66,000
$0.89	210,000	1	210,000
$0.00	100,000	1	100,000
$0.75	50,000	1	50,000
$0.73	12,000	2	12,000
$1.09	237,500	2	237,500
$0.00	100,000	2	100,000
$0.79	24,000	2	24,000
$0.71	30,000	3	30,000
$0.49	242,500	3	242,500
$0.00	160,000	3	160,000
$0.17	80,000	4	80,000
$0.23	269,164	4	269,164
$0.00	160,000	4	160,000
$0.45	309,166	5	209,150
$0.50	8,151,000	5	5,869,500
$0.33	211,500	6	70,503
$0.50	967,050	6	967,050
$0.50	1,600,000	5	0
$0.60	2,700,000	5	0
$0.80	3,300,000	5	0

	22,003,215		11,880,702

The table below sets forth the number of employee stock options exercised and the number of shares issued in the period from December 31, 2015. We issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Weighted Average Exercise Price		Proceeds Received (A$)
2015	72,496	US$	0.26	26,127
2016	77,500		0.00	0
2017	111,666	A$	0.01	766

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

As of December 31, 2017, there was A$986,562 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2018	405,354
2019	322,452
2020	258,756

986,562

The aggregate intrinsic value for all options outstanding as at December 31, 2017 was zero.

(b)	Restricted Share Plan

Our Employee Share Plan was adopted by the Board of Directors in 2009. The Employee Share Plan permits our Board to grant shares of our common stock to our employees and directors (although our Board has determined not to issue equity to non-executive directors). The number of shares able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. All our employees are eligible for shares under the Employee Share Plan. The Company has in the past issued A$1,000 worth of restricted shares of common stock to employees of the Company, but no more frequently than annually. The restricted shares have the same terms of issue as our existing shares of common stock but are not able to be traded until the earlier of three years from the date on which the shares are issued or the date the relevant employee ceases to be an employee of the Company or any of its associated group of companies.

The table below sets forth the restricted shares issued by the Company since January 1, 2015:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
January, 2015	282,555	64,988
July, 2015	4,347	1,000
December, 2015	142,208	63,994
February, 2016	15,000	6,000
December, 2016	181,800	59,994

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price (A$)
Balance at December 31, 2016	575,580	0.31
Release of restricted shares	(82,831)	0.31

Balance at December 31, 2017	492,749	0.31

(6)	Related Party Transactions

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

(for the years ended December 31, 2017, 2016 and 2015)

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

Mr. Denver is a director of SpeeDx and up until August 7, 2017 was a director of the Company. With effect from October 1, 2017, Mr. Denver will remain with the Company in an advisory capacity until June 30, 2018.

Mr. Coleman is a Non-Executive Chairman of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds holds a beneficial interest and voting power over approximately 18% of our shares.

(7)	Financial Instruments

	Years Ended December 31,
	2017	2016
	A$	A$
Financial assets:
Cash and cash equivalents	26,259,918	20,402,322
Accounts receivables	4,397,268	4,848,009
Financial instruments	0	0

Total financial assets	30,657,186	25,250,331

Debt:
Short term borrowings	0	369,630
Long term secured loan	19,029,076	20,286,827

Total debt	19,029,076	20,656,457

Net financial assets/(liabilities)	11,628,110	4,593,874

The carrying value of the cash and cash equivalents and the accounts receivable approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized in 2017, 2016 and 2015.

Derivative Instruments and Hedging Activities

We had no outstanding contracts as at December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, we recognized gains of nil. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the years ended December 31, 2017, 2016 and 2015. For further details, see Notes to Consolidated Financial Statements – Note 2, Summary of Significant Accounting Policies.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

(8)	Property, Plant and Equipment, net

	As of December, 31
	2017	2016
	A$	A$
Plant and equipment	26,176,290	25,913,814
Leasehold improvements	9,105,120	8,952,420
Capital work in process	1,943,032	1,943,032

	37,224,442	36,809,266
Accumulated depreciation	(27,264,680)	(25,282,248)

Property, plant & equipment, net	9,959,762	11,527,018

Capital work in process relates to assets under construction and comprises primarily specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represent the percentage of expenditure that has been completed, and once the assets are placed into service, the Company begins depreciating the respective assets. The accumulated amortisation of capitalised leasehold improvements for the fiscal years ended December 31, 2017, 2016 and 2015 was A$8,453,505, A$7,958,666 and A$7,517,590, respectively.

From 2017 to 2019, the Company is entitled to receive Commonwealth of Australia grant monies under grant agreements to support its development activities, including in connection with the purchase of plant and equipment. Plant and equipment is presented net of the government grant of A$271,318 for the year ended December 31, 2017. The grants are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grants received in advance of the relevant expenditure are treated as deferred income and included in Current Liabilities on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under research agreements are recorded as Currents Assets on the balance sheet.

Depreciation expense was A$2,589,493, A$2,646,185 and A$2,697,151, for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

(9)	Accrued Expenses

Accrued expenses consist of the following:

	As of December, 31
	2017	2016
	A$	A$
Legal, tax and accounting fees	683,091	715,251
Salary and related costs	104,515	56,234
Research and development materials	587,126	896,227
Other	97,960	117,422

	1,472,692	1,785,134

(10)	Stockholders’ Equity - Common Stock

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

(for the years ended December 31, 2017, 2016 and 2015)

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

	Years Ended December 31,
	2017	2016	2015
Weighted average shares used as denominator in calculating:
Basic net income/(loss) per share	176,417,431	176,189,052	175,881,165

Diluted net income/(loss) per share	176,417,431	177,373,769	175,881,165

The number of shares not included in the calculation of basic net income/(loss) per ordinary share because the impact would be anti-dilutive were Nil , 1,184,717 and Nil for the years ended December 31, 2017, 2016 and 2015, respectively.

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

No liability has arisen under these indemnities as of December 31, 2017.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

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

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Home country - Australia	294,717	7,763,268	9,466,923

Foreign countries
- U.S.A.	1,131,772	258,069	2,594,570
- Germany	3,641,781	584,550	1,323,564
- Switzerland	20,057,644	17,988,198	12,856,844
- Canada	222,229	0	0
- Other	137,854	0	0

Total - foreign countries	25,191,280	18,830,817	16,774,978

Total income	25,485,997	26,594,085	26,241,901

% of total income derived from - LifeScan	79%	68%	49%
- Siemens	18%	3%	15%
- Other	3%	29%	36%

(14)	Deed of Cross Guarantee

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

(for the years ended December 31, 2017, 2016 and 2015)

(15)	Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of December 31, 2017 is as follows:

	December 31, 2017		December 31, 2016
	US$	A$	US$	A$
2017	0		1,756,563
2018	1,956,563		16,694,000
2019	15,875,875		0
Thereafter	0		0

Total minimum payments	17,832,438		18,450,563
Less amount representing interest and other fees	(2,832,438)		(3,450,563)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus interest accretion	658,334		495,203

Total carrying value	14,842,679	19,029,076	14,679,548	20,286,827

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,842,679	19,029,076	14,679,548	20,286,827

The carrying value of the borrowings approximates its fair value. The fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of December 31, 2017, and are included in equity.

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

The credit agreement was amended again on December 29, 2017 (“Amendment”). Subject to the terms of the Amendment, the Amendment modifies the Credit Agreement to (i) extend the maturity date to July 1, 2019 (“Maturity Date”), (ii) add the Borrower’s wholly owned subsidiary, Hemostatis Reference Laboratory, Inc. (“HRL”), as a guarantor of the Borrower’s obligations under the Credit Agreement and (iii) subject to the prior written consent of the Lenders in their sole discretion, permit UBI to repurchase shares in an aggregate amount up to $2,000,000 within 12 months after the date Lenders provide any such consent. In connection with the Amendment, UBI has agreed to pay a fee of US $200,000 to the Lenders and to reimburse certain expenses of the Lenders incurred in connection with the Amendment. The fee of US$200,000 was paid in January 2018.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

The term loan bears interest at 10.5% per annum payable in cash quarterly in arrears over the term, and as otherwise described in the Credit Agreement. A default interest rate of 13% per annum shall apply during the existence of a default under the Credit Agreement. Other than as summarized below, UBS is not required to make payments of principal for amounts outstanding under the term loan until maturity, July 1, 2019. The term loan under the Credit Agreement is secured by substantially all of UBI, UBS’ and HRL’s assets. UBI and HRL (together with any future subsidiaries) guarantees all of UBS’s obligations under the term loan.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2017, 2016 and 2015)

Other

In December 2015, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2016 insurance premium. The total amount financed was A$360,510 at inception and the short-term borrowing was fully repaid in September 2016. Interest was charged at a fixed rate of 2.60% per annum. In December 2016, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2017 insurance premium. The total amount financed was A$369,630 at inception and the short-term borrowing was fully repaid in September 2017. Interest was charged at a fixed rate of 2.60% per annum. The short-term borrowing was secured by the insurance premium refund.

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

(17)	Restricted Cash

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Years Ended December 31,
	2017	2016	2015
	A$	A$	A$
Financial covenant pursuant to the credit agreement	2,900,000	2,900,000	2,900,000
Collateral for facilities	335,309	320,000	320,000

	3,235,309	3,220,000	3,220,000

Financial covenant pursuant to the credit agreement of A$2,900,000 and collateral for facilities amounting to A$320,000 is recorded under the caption “Other non-current assets” in the consolidated balance sheets. The balance of the collateral for facilities equivalent to CAD$15,000 is recorded under the caption “Other current assets” in the consolidated balance sheets.

Universal Biosensors, Inc.

Schedule ii – Valuation and Qualifying Accounts

(for the years ended December 31, 2017, 2016 and 2015)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at end of Period
	A$	A$	A$	A$	A$
Year ended December 31, 2015
Deferred income tax valuation allowance	17,036,451	(1,689,160)	(204,416)	0	15,142,875

Year ended December 31, 2016
Deferred income tax valuation allowance	15,142,875	(2,661,143)	(375,323)	0	12,106,409

Year ended December 31, 2017
Deferred income tax valuation allowance	12,106,409	(4,008,410)	(166,392)	0	7,931,607