Form 10-Q
period 2018-03-31
UNIVERSAL BIOSENSORS INC
filed 2018-04-27
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Emerging growth company  ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 176,234,838 shares of Common Stock, U.S.$0.0001 par value, outstanding as of April 27, 2018.

UNIVERSAL BIOSENSORS, INC.

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	1)	Consolidated condensed balance sheets at March 31, 2018 and December 31, 2017 (unaudited)	3
	2)	Consolidated condensed statements of comprehensive income/(loss) for the three months ended March 31, 2018 and 2017 (unaudited)	4
	3)	Consolidated condensed statements of changes in stockholder’s equity and comprehensive income/(loss) for the period ended March 31, 2018 and 2017 (unaudited)	5
	4)	Consolidated condensed statements of cash flows for the three months ended March 31, 2018 and 2017 (unaudited)	6
	5)	Notes to consolidated condensed financial statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		27

Item 3	Quantitative and Qualitative Disclosures About Market Risk		40

Item 4	Controls and Procedures		41

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		42

Item 1A	Risk Factors		42

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		42

Item 3	Defaults Upon Senior Securities		42

Item 4	Mine Safety Disclosures		42

Item 5	Other Information		42

Item 6	Exhibits		42
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32 Exhibit 101
SIGNATURES			43

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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	25,277,584	26,259,918
Inventories, net	881,882	662,132
Accounts receivable	7,549,299	4,397,268
Prepayments	974,233	887,303
Restricted cash	15,150	15,309
Other current assets	803,209	860,254

Total current assets	35,501,357	33,082,184
Non-current assets:
Property, plant and equipment	37,502,891	37,224,442
Less accumulated depreciation	(27,892,323)	(27,264,680)

Property, plant and equipment—net	9,610,568	9,959,762

Restricted cash	3,220,000	3,220,000

Total non-current assets	12,830,568	13,179,762

Total assets	48,331,925	46,261,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,217,539	329,586
Accrued expenses	2,055,771	1,472,692
Other liabilitities	2,672,671	2,626,413
Deferred revenue	2,356,583	2,356,583
Employee entitlements liabilities	1,556,948	1,550,182

Total current liabilities	9,859,512	8,335,456
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements liabilities	55,600	64,358
Long term secured loan	19,397,996	19,029,076
Deferred revenue	3,463,737	3,463,737

Total non-current liabilities	25,517,333	25,157,171

Total liabilities	35,376,845	33,492,627

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2018 (2017: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 176,498,550 shares in 2018 (2017: 176,498,550)	17,650	17,650
Additional paid-in capital	93,548,039	93,450,721
Accumulated deficit	(80,397,343)	(79,632,626)
Current year income/(loss)	83,821	(764,717)
Accumulated other comprehensive loss	(297,087)	(301,709)

Total stockholders’ equity	12,955,080	12,769,319

Total liabilities and stockholders’ equity	48,331,925	46,261,946

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
	A$	A$
Revenue
Revenue from products	451,820	872,444
Revenue from services	7,232,327	7,061,025

Total revenue	7,684,147	7,933,469
Operating costs & expenses
Cost of goods sold	451,162	875,890
Cost of services	261,068	289,917

Total cost of goods sold & services	712,230	1,165,807

Contribution from products & services	6,971,917	6,767,662
Other operating costs & expenses
Product support	67,562	63,876
Depreciation	533,242	435,666
Research and development	3,865,924	2,059,235
General and administrative	1,790,071	1,686,529

Total operating costs & expenses	6,256,799	4,245,306

Profit/(loss) from operations	715,118	2,522,356
Other income/(expense)
Interest income	44,811	36,680
Interest expense	0	(3,844)
Financing costs	(674,138)	(693,831)
Exchange gain/(loss)	(648)	503,265
Other	(1,322)	0

Total other income/(expense)	(631,297)	(157,730)
Net income before tax	83,821	2,364,626
Income tax benefit/(expense)	0	0

Net income	83,821	2,364,626

Earnings per share
Basic net income per share	0.00	0.01
Diluted net income per share	0.00	0.01
Other comprehensive gain, net of tax:
Foreign currency translation reserve	4,622	(886)
Reclassification for gain/(loss) realized in net income	0	0

Other comprehensive gain/(loss)	4,622	(886)

Comprehensive gain	88,443	2,363,740

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

					Accumulated Other	Total
	Ordinary shares		Additional Paid- in Capital	Accumulated Deficit	Comprehensive Income/(Loss)	Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2017	176,386,884	17,639	93,167,465	(79,632,626)	(298,203)	13,254,275
Net income	0	0	0	2,364,626	0	2,364,626
Other comprehensive loss	0	0	0	0	(886)	(886)
Stock option expense	0	0	76,713	0	0	76,713

Balances at March 31, 2017	176,386,884	17,639	93,244,178	(77,268,000)	(299,089)	15,694,728

Balances at January 1, 2018	176,498,550	17,650	93,450,721	(80,397,343)	(301,709)	12,769,319
Net income	0	0	0	83,821	0	83,821
Other comprehensive income	0	0	0	0	4,622	4,622
Stock option expense	0	0	97,318	0	0	97,318

Balances at March 31, 2018	176,498,550	17,650	93,548,039	(80,313,522)	(297,087)	12,955,080

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
	A$	A$
Cash flows from operating activities:
Net income	83,821	2,364,626
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	644,009	661,028
Share based payments expense	97,318	76,713
Loss on fixed assets disposal	1,322	0
Unrealized foreign exchange losses/(gains)	(130,717)	(283,476)
Financing costs—amortization of warrants	33,011	52,713
Change in assets and liabilities:
Inventory	(219,750)	(99,320)
Accounts receivable	(3,152,031)	(3,027,161)
Prepayment and other assets	(90,732)	(20,813)
Deferred revenue	0	(339,839)
Employee entitlements	2,629	37,160
Accounts payable and accrued expenses	1,772,545	(551,609)

Net cash used in operating activities	(958,575)	(1,129,978)

Cash flows from investing activities:
Purchases of property, plant and equipment	(234,134)	(529,300)

Net cash used in investing activities	(234,134)	(529,300)

Cash flows from financing activities:
Repayment of borrowings	0	(147,852)
Borrowing costs	(256,410)	0

Net cash used in financing activities	(256,410)	(147,852)

Net decrease in cash, cash equivalents and restricted cash	(1,449,119)	(1,807,130)
Cash, cash equivalents and restricted cash at beginning of period	29,495,227	23,622,322
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	466,626	(800,205)

Cash, cash equivalents and restricted cash at end of period	28,512,734	21,014,987

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Organization of the Company

We are a specialist medical diagnostics company focused primarily on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. In addition, we own, manage and operate a hemostasis laboratory. Key aspects of our strategy for increasing shareholder value include:

•	executing on our existing business activities, including undertaking research and development activities for our customers and partners, manufacturing products (test strips and analyzers) and providing development and support services including providing laboratory services, to our customers and partners;

•	extending and demonstrating the broader application of our technology and seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to specific tests or specific fields;

•	participating in healthcare markets across the globe; and

•	identifying and pursuing related opportunities for growth.

Our plan of operations over the remainder of the fiscal year ending December 2018 is to:

•	manufacture products;

•	undertake research and development work;

•	provide the necessary post-market support for our customers and partners;

•	provide laboratory services for our customers and partners;

•	evaluate the broader application of our technology platform for markets with significant commercial potential; and

•	seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

During the current financial year, we are also reshaping the Company’s resources to align with the commercial objectives set by UBI and our partners and the implementation of a commercially focused company wide incentive scheme to drive outcomes.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation testing market, pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and US Food and Drug Administration (“FDA”) approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available in North America, Latin America, Europe, the Middle East, Africa and Asia Pacific. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and further tests still in development for Siemens. In addition, UBS is engaged in point-of-care coagulation product development for the consumer, home testing market which could be distributed globally.

•	Other electrochemical-cell based tests – we are working on demonstrating the broader application of our technology platform. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto as of and for the year ended December 31, 2017, included in the Annual Report on Form 10-K of Universal Biosensors, Inc. The year-end consolidated condensed balance sheets data as at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

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

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recognition of revenue, carrying amount of property, plant and equipment, deferred income taxes, asset retirement obligations, liabilities related to employee benefits, warrants and research and development tax incentive income. Actual results could differ from those estimates.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. For cash and cash equivalents, the carrying amount approximates fair value due to the short maturity of those instruments. The Company maintains cash and restricted cash, which includes tenant security deposits, credit card security deposits and cash collateral for its borrowings. As of March 31, 2018, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For periods ended March 31, 2018 and December 31, 2017, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated condensed financial statements.

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

	Three Months Ended March 31,	Year Ended December 31,
	2018	2017
	A$	A$
Raw materials	596,095	380,540
Work in progress	285,787	253,483
Finished goods	0	28,109

	881,882	662,132

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

	Three Months Ended March 31,	Year Ended December 31,
	2018	2017
	A$	A$
Accounts receivable	7,549,299	4,397,268
Allowance for doubtful debts	0	0

	7,549,299	4,397,268

Property, Plant, and Equipment—net

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

The Company receives Commonwealth of Australia grant monies under grant agreements to support its development activities (refer section on “Government Grants”), including in connection with the purchase of plant and equipment. Plant and equipment is presented net of the government grant. The grant monies are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased.

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

An amount of A$271,318 was received under this grant in November 2017. In the event UBS had achieved milestones and received grant payments, it believes that the likelihood of being required to repay grant funding is remote because the Company continues to comply with the grant agreement.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Other Liabilities

Other liabilities are broken down as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2018	2017
	A$	A$
Current liabilites
Marketing support payment	2,672,671	2,626,413

	2,672,671	2,626,413

Marketing Support Payment

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by the Company in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, the Company agreed to pay LifeScan a marketing support payment in each of the two years following the first calendar year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. The first calendar year in which 1 billion strips were sold by LifeScan was during the 2016 financial year. These amounts will be paid to LifeScan once supporting documentation has been provided to us. The total amount of marketing support payments to be paid to LifeScan once all the documentation is received is US$2,048,602 (equivalent to A$2,672,671).

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2018	2017
	A$	A$
Research and development expenses	3,865,924	2,059,235

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

The recent U.S. Federal Tax Reform has established a mandatory repatriation of foreign accumulated undistributed earnings and profits (the “E&Ps”) for U.S. companies’ subsidiaries. In the past, none of these E&Ps’ were repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location. The E&P’s provisions are applicable to our Company commencing with our fiscal year 2018, however the E&Ps’ mandatory repatriation provisions establishes measurement dates for various computations. In our Company’s case this date is December 31, 2017. The Company’s estimated tax for the mandatory repatriation is estimated to be nil. However, the final tax due must be assessed with our December 31, 2018 closing figures. Any such tax liability may be paid over a period of eight years starting on February 28, 2019. As of the issuance date of this report, the U.S. Securities and Exchange Commission and the Financial Accounting Standards Board have issued some preliminary guidance, but have not issued final rules on how the effects of the U.S. Federal Tax Reform will be required to be reported for financial statements purposes.

At December 31, 2017 the Company has A$11,637,669 (A$22,616,230 at December 31, 2016) of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$10,963,961 (A$5,800,672 at December 31, 2016) of non-refundable R&D tax offset as at December 31, 2017. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years. UBI has U.S. tax losses available for carry forward against future earnings of US$1,011,321 as of December 31, 2017 and 2016. Pursuant to the U.S. Federal Tax Reform, the effective tax rate of UBI has been reduced from 34% to 21%. The deferred tax benefit based on this new rate for UBI is US$212,377. HRL has Canadian tax losses available for carry forward against future earnings of CAD$676,899 and CAD$95,096 as at December 31, 2017 and 2016, respectively. We are subject to income taxes in the United States, Canada and Australia.

Tax returns up to and including the 2016 financial year have been filed in all these jurisdictions.

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

ARO for the years ended March 31, 2018 and December 31, 2017 was $2,600,000.

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

Of the seven milestones, the Company has delivered on four as of March 31, 2018. The last milestone delivered was in July 2015.

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

In the three months ended March 31, 2018 there is no reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2018 will be less than A$20 million and accordingly A$0 has been recorded as research and development tax incentive income. The eligible R&D activities and expenditures are able to be claimed as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

For the three months ended March 31, 2017, a similar determination was made and A$0 was recorded as research and development tax incentive income.

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

The Company has recorded foreign currency transaction gains/(losses) of (A$648) and A$503,265 for the three months ended March 31, 2018 and 2017, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at March 31, 2018. Purchase commitments contracted for as at March 31, 2018 is A$1,529,899.

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

Leased Assets

All of the Company’s leases for the periods ending March 31, 2018 and December 31, 2017 are considered operating leases. The costs of operating leases are charged to the consolidated condensed statements of comprehensive income on a straight-line basis over the lease term.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Oct-17	Oct-17	Oct-17	Feb-17
Exercise Price (A$)	0.50	0.60	0.80	0.50
Share Price at Grant Date (A$)	0.38	0.38	0.38	0.39
Volatility	68%	68%	68%	69%
Expected Life (years)	5	5	5	6
Risk Free Interest Rate	2.36%	2.36%	2.36%	2.47%
Fair Value of Option (A$)	0.15	0.13	0.11	0.13

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2017	22,003,215	0.63
Granted	0	0.00
Exercised	0	0.00
Lapsed	(1,840,664)	0.86

Balance at March 31, 2018	20,162,551	0.61

The number of options exercisable as at March 31, 2018 and 2017 was 10,063,372 and 12,316,126, respectively. The total stock compensation expense recognized in the consolidated condensed statements of comprehensive income was A$97,318 and A$76,713 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, there was A$884,578 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized over the vesting years as follows:

Fiscal Year	A$
2018	304,001
2019	321,821
2020	258,756

884,578

The aggregate intrinsic value for all options outstanding as at March 31, 2018 and 2017 was zero.

(b) Restricted Share Plan

Our Employee Share Plan was adopted by the Board of Directors in 2009. The Employee Share Plan permits our Board to grant shares of our common stock to our employees and directors (although our Board has determined not to issue equity to non-executive directors). The number of shares able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. All our employees are eligible for shares under the Employee Share Plan. The Company has in the past issued A$1,000 worth of restricted shares of common stock to employees of the Company but no more frequently than annually. The restricted shares have the same terms of issue as our existing shares of common stock but are not able to be traded until the earlier of three years from the date on which the shares are issued or the date the relevant employee ceases to be an employee of the Company or any of its associated group of companies.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

No restricted shares have been issued by the Company since January 1, 2017.

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2017	492,749	0.31
Granted	0	0.00
Release of restricted shares	(218,255)	0.23

Balance at March 31, 2018	274,494	0.38

Employee Benefit Costs

The Company contributes 9.5% of each employee’s salary to standard defined contribution superannuation funds on behalf of all UBS employees. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they have reached the statutory retirement age. Whilst the Company has a third party default superannuation fund, it permits UBS employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated condensed statements of comprehensive income as they become payable.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The tax effect allocated to each component of other comprehensive income is as follows:

	Before-Tax Amount A$	Tax (Expense)/ Benefit A$	Net-of-Tax Amount A$
Three Months Ended March 31, 2018
Foreign currency translation reserve	(4,622)	0	(4,622)
Reclassification for gains realised in net income	0	0	0

Other comprehensive income	(4,622)	0	(4,622)

Three Months Ended March 31, 2017
Foreign currency translation reserve	886	0	886
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	886	0	886

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

Recent Accounting Pronouncements

(a) Recent issued accounting standards not yet adopted

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

ASU No.2014-09, “Revenue from Contracts with Customers’

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are two permitted transition methods under the new standard, the full retrospective method or the modified retrospective method. The new standard is effective for annual reporting periods beginning after December 15, 2017. The Company has deferred the adoption of this standard as is allowable for an Emerging Growth Company.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

UBI has selected the modified retrospective method where the effect of applying the standard will be recognized at the date of initial application, without restating previous years. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

(b) Recently adopted accounting pronouncements

ASU No.2016-18, “Restricted Cash’

On November 17, 2016, the FASB issued ASU 2016-18, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted for all entities. The Company has adopted this guidance from January 1, 2018 and it has not had a material impact on the Company’s consolidated financial statements.

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

Mr. Denver is a director of SpeeDx and up until August 7, 2017 was a director of the Company. Mr. Denver will continue to provide services to the Company in an advisory capacity between October 1, 2017 and June 30, 2018.

Mr. Coleman is a Non-Executive Chairman of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds holds a beneficial interest and voting power over approximately 18% of our shares.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
	US$	A$	US$	A$
2018	1,323,438		1,956,563
2019	15,875,875		15,875,875

Total minimum payments	17,199,313		17,832,438
Less amount representing interest and other fees	(2,199,313)		(2,832,438)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus interest accretion	684,219		658,334

Total carrying value	14,868,564	19,397,996	14,842,679	19,029,076

Less current portion	0	0	0	0

Total carrying value, non-current portion	14,868,564	19,397,996	14,842,679	19,029,076

The carrying value of the borrowings approximates its fair value. The fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of March 31, 2018 and December 31, 2017, and are included in equity.

Athyrium Credit Agreement

On December 19, 2013 (“Closing Date”), UBI and its wholly owned subsidiary, UBS (together UBI and UBS, the “Transaction Parties”) entered into a credit agreement with Athyrium Opportunities Fund (A) LP (“Athyrium A”), as administrative agent (the “Administrative Agent”) and as a lender, and Athyrium Opportunities Fund (B) LP (“Athyrium B”) as a lender (Athyrium A and Athyrium B together with any other lenders party thereto from time to time, the “Lenders”) for a secured term loan of up to US$25 million, which was amended on January 30, 2015 (“Credit Agreement”). Of this amount, US$15 million had been drawn at December 31, 2013 with a further US$10 million available to be drawn down on or before July 31, 2015, if UBS satisfied certain conditions precedent relating to product revenues.

The credit agreement was amended again on December 29, 2017 (“Amendment”). Subject to the terms of the Amendment, the Amendment modifies the Credit Agreement to (i) extend the maturity date to July 1, 2019 (“Maturity Date”), (ii) add the Borrower’s wholly owned subsidiary, Hemostasis Reference Laboratory, Inc. (“HRL”), as a guarantor of the Borrower’s obligations under the Credit Agreement and (iii) subject to the prior written consent of the Lenders in their sole discretion, permit UBI to repurchase shares in an aggregate amount up to US$2,000,000 within 12 months after the date Lenders provide any such consent.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Voluntary prepayments of the term loans were not permitted prior to the second anniversary of the Closing Date, except in the event of a change of control of a Transaction Party. After the second anniversary, UBS can make voluntary repayments in minimum principal amounts of US$2,500,000 together with interest, plus the premium described below. UBS must make mandatory prepayments in certain prescribed circumstances, including in the event of raising additional debt financing, a sale or transfer of assets other than in certain circumstances and in the event of other specified extraordinary receipts. Extraordinary receipts include cash received or paid other than in the ordinary course of business, such as tax refunds (other than GST and R&D tax rebates), LifeScan lump sum fee payments and Siemens termination fees. In such events, UBS must prepay to the Lenders 100% of the net cash proceeds received up to the outstanding principal amount of the loans drawn down, together with all accrued and unpaid interest thereon and all other obligations. In the event of any prepayment after the second anniversary of the Closing Date with respect to any obligations under the Credit Agreement, UBS must pay a prepayment premium commencing at 15% of the principal of such prepayment due and payable on the applicable date and reducing pro-rata on a monthly basis until the Maturity Date.

Unless the facility is otherwise terminated earlier pursuant to the terms of the Credit Agreement, UBS (as the borrower) is required to repay the outstanding principal amount of the loans drawn down, together with all accrued and unpaid interest thereon and all other obligations on Maturity Date.

UBS paid a non-refundable fee of US$625,000 to the Lenders on the Closing Date (being 2.5% of the aggregate credit facility) and non-refundable fees of US$200,000 to the Lenders in connection with each of the January 2015 and December 2017 amendments to the Credit Agreement. A 2% commitment fee based on any available unused borrowing commitment was paid by UBS under the Credit Agreement until July 31, 2015. The Lenders are also entitled to receive 30% of the net proceeds of milestone payments paid under the Collaboration Agreement by and among UBS, UBI and Siemens, up to a maximum of US$600,000 in the aggregate of which US$300,000 was paid in February 2015 and the balance of US$300,000 was paid in August 2015 (upon receipt of two further milestone payments). UBS has also agreed to pay certain taxes arising in connection with the Credit Agreement and other Loan Documents, including withholding taxes. UBS has also agreed to pay certain reasonable out-of-pocket expenses incurred by the Lenders in connection with the loan documents including the January 2015 and December 2017 amendments, or as may be incurred in connection with the enforcement or protection of their rights.

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

Other

In December 2016, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2017 insurance premium. The total amount financed was A$369,630 at inception and the short-term borrowing was fully repaid in September 2017. Interest was charged at a fixed rate of 2.60% per annum. The short-term borrowing was secured by the insurance premium refund. The Group’s 2018 insurance premium was funded from its operating cash flows.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Three Months Ended March 31,	Year Ended December 31,
	2018	2017
	A$	A$
Cash and cash equivalents	25,277,584	26,259,918
Restricted cash - current assets	15,150	15,309
Restricted cash - non-current assets	3,220,000	3,220,000

	28,512,734	29,495,227

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2018	2017
	A$	A$
Collateral for facilities (a) - current assets	15,150	15,309
Collateral for facilities (b) - non-current assets	320,000	320,000
Financial covenant pursuant to the credit agreement (c) - non-current assets	2,900,000	2,900,000

	3,235,150	3,235,309

(a)	Represents bank guarantee of CDN$15,000 as security deposit on HRL’s credit card

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

(b)	Represents bank guarantee of A$250,000 for commercial lease of UBS’ premises and security deposit on Company’s credit cards of A$70,000
(c)	Represents amounts pledged as collateral for financing arrangements as contractually required by the Lenders. The restriction will lapse when the related long-term debt is paid off in July 2019 or earlier as provided pursuant to the Credit Agreement

Interest earned on the restricted cash for the three months period ended March 31, 2018 and year ended December 31, 2017 were A$40,282 and A$33,563, respectively.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”). This Form 10-Q contains, including this discussion and analysis, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including statements relating to future events and our future financial performance. Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “may”, “assumes”, “illustration”, and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words.

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

Our Business

We are a specialist medical diagnostics company focused primarily on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. In addition, we own, manage and operate a hemostasis laboratory. Key aspects of our strategy for increasing shareholder value include:

•	executing on our existing business activities, including undertaking research and development activities for our customers and partners, manufacturing products (test strips and analyzers) and providing development and support services including providing laboratory services, to our customers and partners;

•	extending and demonstrating the broader application of our technology and seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to specific tests or specific fields;

•	participating in healthcare markets across the globe; and

•	identifying and pursuing related opportunities for growth.

Our plan of operations over the remainder of the fiscal year ending December 2018 is to:

•	manufacture products;

•	undertake research and development work;

•	provide the necessary post-market support for our customers and partners;

•	provide laboratory services for our customers and partners;

•	evaluate the broader application of our technology platform for markets with significant commercial potential; and

•	seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields.

During the current financial year, we are also reshaping the Company’s resources to align with the commercial objectives set by UBI and our partners and the implementation of a commercially focused company wide incentive scheme to drive outcomes.

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

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is as set out below:

•	Coagulation testing market – we are working with Siemens in relation to a range of products for the point-of-care coagulation testing market pursuant to a Collaboration Agreement. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and FDA approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available in North America, Latin America, Europe, the Middle East, Africa and Asia Pacific. Under the terms of a Supply Agreement with Siemens, UBS is the manufacturer of test strips for this product and further tests still in development for Siemens. In addition, UBS is engaged in point-of-care coagulation product development for the consumer, home testing market which could be distributed globally.

•	Other electrochemical-cell based tests – we are working on demonstrating the broader application of our technology platform. We may seek to enter into collaborative arrangements, strategic alliances or distribution agreements with respect to any products or technologies arising from this work.

Results of Operations

Analysis of Consolidated Revenue

Despite sales of the OneTouch Verio® strips increasing, our total revenue decreased by 3% to A$7,684,147 during the quarter ended March 31, 2018 compared to the same period in the previous financial year as a result of a slow-down in sales of the Xprecia StrideTM strips.

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured and sold to Siemens during the respective periods are as follows:

	Three Months Ended March 31,
	2018	2017
	A$	A$
Revenue from products	451,820	872,444
Cost of goods sold	(451,162)	(875,890)

Production margin	658	(3,446)

The movement in revenues is primarily volume driven. Management is of the view that revenues increased in 2017 as a result of the full commercial launch by Siemens of the Xprecia StrideTM Coagulation Analyzer after successful completion of its limited release and inventory buildup for future sales. Due to the latter and as foreshadowed, the revenues during the current period are low. The volatile and low production margin from the sale of our PT-INR strips is reflective of lower throughput.

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

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended March 31,
	2018	2017
	A$	A$
Revenue from services:
Quarterly service fee	6,939,024	6,783,394
Other services	293,303	277,631

	7,232,327	7,061,025
Cost of services	(261,068)	(289,917)

Net margin	6,971,259	6,771,108

Quarterly service fee—The quarterly service fee from LifeScan increased by 2% during the three months ended March 31, 2018 when compared to the prior year’s corresponding quarter, reflecting ongoing market penetration and growth.

	Three Months Ended March 31,
	2018	2017
	Millions	Millions
No. of strips sold	425.50	414.82
Quarterly service fees—USD	5.32	5.19
Quarterly service fees—AUD	6.94	6.78

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

Other services—We generated revenues principally from calibration services performed by HRL and from Siemens based on work undertaken for them.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Three Months Ended March 31,
	2018	2017
	A$	A$
Quarterly service fees	6,939,024	6,783,394
Manufacturing contribution	658	(3,446)
Other services	32,235	(12,286)

Contribution from products & services	6,971,917	6,767,662

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

Contribution from other services fluctuated over the period due to our partners R&D services requirements. Other services also include business activities of the HRL operations.

EBITDA

EBITDA is essentially earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP measurement. Management uses EBITDA because it believes that such measurements are widely accepted financial indicators used by investors and analysts to analyze and compare companies on the basis of operating performance and that these measurements may be used by investors to make informed investment decisions, including our ability to generate earnings sufficient to service our debt, and enhances our understanding of our financial performance and highlights operational trends. These measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States (GAAP). The most comparable GAAP measure is net earnings from continuing operations. Consolidated EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP.

EBITDA for the respective periods and a reconciliation of net income to EBITDA is as follows:

	Three Months Ended March 31,
	2018	2017
	A$	A$
Net income	83,821	2,364,626
Interest income	(44,811)	(36,680)
Interest expense	0	3,844
Depreciation—cost of goods sold & services	110,767	225,362
Depreciation—other operating costs & expenses	533,242	435,666

EBITDA	683,019	2,992,818

Decline in EBITDA occurred primarily as a result of increase in our other operating costs and expenses.

Product Support

Product support relates to work undertaken by us to further enhance the product in the market.

Product support for the respective periods are as follows:

	Three Months Ended March 31,
	2018	2017
	A$	A$
Product support	67,562	63,876

Product support expenditure varies and is dependent upon the improvements we undertake. Management expects product support expenditure to decline over time.

Depreciation

Depreciation of fixed assets is based on a straight line basis over the useful life of property, plant and equipment. Depreciation is allocated to cost of goods sold and research and development expenditure based on output. With lower commercial production volume and increased production in research and development, more depreciation is allocated towards research and development during the current period.

Depreciation for the respective periods have been charged as follows:

	Three Months Ended March 31,
	2018	2017
	A$	A$
Research and development depreciation	488,673	393,331
General and administrative depreciation	43,852	41,821
Product support depreciation	717	514

Depreciation	533,242	435,666

Research and Development Expenses

Total research and development expenditure for the respective periods are as follows:

	Three Months Ended March 31,
	2018	2017
	A$	A$
Research and development expenses	3,865,924	2,059,235

Research and development expenditure principally reflects the effort required in product development of the tests we are developing. Research and development expenditure increased by 88% for the three months ended March 31, 2018 compared to the same period in the previous financial year. The increase in research and development expenses is primarily represented by the ramp up of the further tests in development for Siemens as we head towards regulatory clinical trials.

This financial year we will also re-commence work on our home PT-INR self testing device which will contribute to the increase in expenditure as well.

To achieve the Company’s objectives set with partner Siemens, research and development expenses have increased. A Companywide cash bonus program for staff has been implemented to ensure objectives and customer related outcomes are achieved.

While we have a degree of control as to how much we spend on research and development activities in the future, we cannot predict with certainty what it will cost to complete our individual research and development programs successfully or when or if they will be commercialized. The timing and cost of any program is dependent upon a number of factors including achieving technical objectives, which are inherently uncertain, and subsequent regulatory approvals. We do however have project plans in place for all our development programs which we use to plan, manage and assess our projects. As part of this procedure, we also undertake commercial assessments of such projects to optimize outcomes and make go no-go decisions.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended March 31, 2018 and 2017 were A$2,348,044 and A$1,268,501, respectively.

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

In September 2011 we entered into a Collaboration Agreement with Siemens which was amended in September 2012 and March 2016, pursuant to which we will develop a range of test strips and reader products for the hospital point-of-care and alternative site coagulation testing markets. The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and FDA approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available for sale in North America, Latin America, Europe, the Middle East, Africa and Asia Pacific. In 2012, we entered into a Supply Agreement with Siemens under which we manufacture and supply the test strips for this product and will manufacture and supply the test strips for further tests still in development with Siemens. In addition, UBS is engaged in point-of-care coagulation product development for the consumer, home testing market which could be distributed globally.

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal including legal and maintenance fees incurred for patent applications, audit and accounting services. General and administrative expenses increased by 6% for the three months ended March 31, 2018 compared to the same period in the previous financial year. The increase is primarily attributable to the Companywide cash bonus program which UBI implemented for its staff to ensure its objectives are aligned to achieving customer related outcomes.

General and administrative expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2018	2017
	A$	A$
General and administrative expenses	1,790,071	1,686,529

Interest Income

Interest income increased by 22% during the three months ended March 31, 2018 compared to the same period in the previous financial year. The increase in interest income is generally attributable to the higher amount of funds available for investment noting that in addition to Australian currency, from this financial year our U.S. denominated currency have been placed in term deposit accounts which generate interest income.

	Three Months Ended March 31,
	2018	2017
	A$	A$
Interest income	44,811	36,680

Interest Expense

Interest expense relates to interest being charged on a short-term borrowing initiated by the Company in prior years. These short-term loans were taken out to fund our insurance premiums and are repaid during the financial year. The insurance premium at inception was A$369,630 for the 2017 financial year. The interest rate was 2.60%. No short-term borrowings were initiated in 2018 and as a result there is no interest expense.

	Three Months Ended March 31,
	2018	2017
	A$	A$
Interest expense	0	3,844

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Three Months Ended March 31,
	2018	2017
	A$	A$
Interest expense	552,367	567,598
Other debt issuance costs	121,771	126,233

	674,138	693,831

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Decreases in financing costs is primarily a result of strengthening of the AUD against the USD, noting that our loan is denominated in USD. For the three month period ending March 31, 2018, the period-over-period foreign currency movements relative to the AUD dollar would have had a unfavorable impact (exclusive of hedging impact) on our reported results of A$15,231.

Exchange gain/(loss)

Exchange gain/(loss) for the respective periods are as follows:

	Three Months Ended March 31,
	2018	2017
	A$	A$
Exchange gain/(loss)	(648)	503,265

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

(a) Revenue Recognition

Revenue is measured based on a consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Three Months Ended March 31,	Year Ended December 31,
	2018	2017
	A$	A$
Financial assets:
Cash and cash equivalents	25,277,584	26,259,918
Accounts receivables	7,549,299	4,397,268

Total financial assets	32,826,883	30,657,186

Debt:
Long term secured loan	19,397,996	19,029,076

Total debt	19,397,996	19,029,076

Net financial assets	13,428,887	11,628,110

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations, and the loan discussed below.

On December 19, 2013 we entered into the Credit Agreement which was subsequently amended in January 2015 and on December 2017 with Lenders for a US$25 million secured term loan. A first tranche loan of US$15,000,000 was drawn on December 2013 and we elected not to draw down the additional US$10,000,000. The term loan has a maturity date of July 1, 2019 and bears interest at 10.5% per annum. Interest payments are due quarterly over the term of the term loan and, other than as described elsewhere herein, we are not required to make payments of principal for amounts outstanding under the term loan until the Maturity Date. Subject to certain exceptions, the term loan is secured by substantially all of our assets, including our intellectual property. For further details, see Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies – Borrowings – Athyrium Credit Agreement.

To a large extent, the increase in revenue during the periods stated above has resulted in an improvement to our net financial asset position. Note a major portion of our net financial assets/(liabilities) is denominated in USD, including the long term secured loan hence is subject to variation with movements in exchange rates.

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at March 31, 2018 or for the year ended December 31, 2017.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At March 31, 2018 and December 31, 2017, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at March 31, 2018 and December 31, 2017. We recognized gains of nil for the periods ended March 31, 2018 and December 31, 2017. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended March 31, 2018 and December 31, 2017. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Three Months Ended March 31,	Year Ended December 31,
	2018	2017
	A$	A$
Cash and cash equivalents	25,277,584	26,259,918
Working capital (current assets less current liabilities)	25,641,845	24,746,728
Ratio of current assets to current liabilities	3.60 : 1	3.97 : 1
Shareholders’ equity per common share	0.07	0.07

The movement in cash and cash equivalents and working capital during the above periods was primarily due to cash flows generated from/used in operations including outflows arising from the effort required to complete the products in development, servicing of the secured loan and the timing of payments and accruals in the ordinary course of business.

Increase in other operating costs and expenses have resulted in a decline in our cash flow whilst increased revenues during the current quarter compared to the previous quarter have resulted in an improved working capital position. The resultant receipt for these revenues will be received by us during the second quarter of 2018.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Three Months Ended March 31,
	2018	2017
	A$	A$
Cash provided by/(used in):
Operating activities	(958,575)	(1,129,978)
Investing activities	(234,134)	(529,300)
Financing activities	(256,410)	(147,852)

Net decrease in cash, cash equivalents and restricted cash	(1,449,119)	(1,807,130)

Our net cash used in operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, interest on our long term secured loan and general and administrative expenditure. An improved operating position is reflected for the three month period ended March 31, 2018 primarily due to increased quarterly service fees.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and for the various continuous improvement program we are undertaking.

Our net cash used in financing activities in 2018 represents US$200,000 fee paid to the Lenders for the December 2017 Amendment whilst for 2017, it represents repayment of the short-term borrowing.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2018 are:

A$
Less than 1 year	707,101
1 – 3 years	95,914
3 – 5 years	18,923
More than 5 years	0

Total minimum lease payments	821,938

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at March 31, 2018 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	2,600,000	0	0	0
Operating Lease Obligations (2)	821,938	707,101	95,914	18,923	0
Purchase Obligations (3)	1,529,899	1,529,899	0	0	0
Long term secured loan (4)	19,397,996	0	19,397,996	0	0
Financing costs (5)	2,869,293	1,726,599	1,142,694	0	0
Other liability (6)	2,672,671	2,672,671	0	0	0
Other Long-Term Liabilities on Balance Sheet (7)	55,600	0	46,719	6,464	2,417

Total	29,947,397	9,236,270	20,683,323	25,387	2,417

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders.
(4)	US$15 million payable to the lenders on maturity date pursuant to the Credit Agreement.
(5)	Interest payable to the lenders pursuant to the Credit Agreement.
(6)	Represents marketing support fees payable to LifeScan.
(7)	Represents long service leave owing to the employees.

Segments

We operate in one segment. Our principal activities are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work.

We operate predominantly in one geographical area, being Australia and continue to derive significant revenues from LifeScan.

The Company’s material long-lived assets are all based in Australia.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information called for by this Item.

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2017 Annual Report on Form 10-K filed with the SEC on February 23, 2018 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2017 Form 10-K, but these are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There has been no sale of equity securities by the Company or purchase of equity securities by the Company, or by an affiliated purchaser on behalf of the Company, since December 31, 2017.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32	Section 1350 Certificate	Furnished herewith
101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.
(Registrant)

	By:	/s/ Rick Legleiter
Date: April 27, 2018		Rick Legleiter
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: April 27, 2018		Salesh Balak
Principal Financial Officer