Form 10-Q
period 2018-06-30
UNIVERSAL BIOSENSORS INC
filed 2018-08-13
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 176,750,217 shares of Common Stock, U.S.$0.0001 par value, outstanding as of August 13, 2018.

UNIVERSAL BIOSENSORS, INC.

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements		1

	1)	Consolidated condensed balance sheets at June 30, 2018 and December 31, 2017 (unaudited)	1
	2)	Consolidated condensed statements of comprehensive income/(loss) for the three and six months ended June 30, 2018 and 2017 (unaudited)	2
	3)	Consolidated condensed statements of changes in stockholder’s equity and comprehensive income/(loss) for the period ended June 30, 2018 and 2017 (unaudited)	3
	4)	Consolidated condensed statements of cash flows for the three and six months ended June 30, 2018 and 2017 (unaudited)	4
	5)	Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		25

Item 3	Quantitative and Qualitative Disclosures About Market Risk		38

Item 4	Controls and Procedures		39

PART II	OTHER INFORMATION		40

Item 1	Legal Proceedings		40

Item 1A	Risk Factors		40

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		40

Item 3	Defaults Upon Senior Securities		40

Item 4	Mine Safety Disclosures		40

Item 5	Other Information		40

Item 6	Exhibits		40

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32 Exhibit 101

SIGNATURES			41

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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	27,902,157	26,259,918
Inventories, net	639,172	662,132
Accounts receivable	5,483,281	4,397,268
Prepayments	872,188	887,303
Restricted cash	15,352	15,309
Other current assets	1,139,690	860,254

Total current assets	36,051,840	33,082,184
Non-current assets:
Property, plant and equipment	37,492,325	37,224,442
Less accumulated depreciation	(28,469,357)	(27,264,680)

Property, plant and equipment - net	9,022,968	9,959,762

Restricted cash	3,220,000	3,220,000

Total non-current assets	12,242,968	13,179,762

Total assets	48,294,808	46,261,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	856,327	329,586
Accrued expenses	1,990,825	1,472,692
Short term secured loan	20,152,531	0
Other liabilities	2,771,753	2,626,413
Deferred revenue	658,675	2,356,583
Employee entitlements liabilities	1,573,479	1,550,182

Total current liabilities	28,003,590	8,335,456
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements liabilities	62,083	64,358
Long term secured loan	0	19,029,076
Deferred revenue	5,161,646	3,463,737

Total non-current liabilities	7,823,729	25,157,171

Total liabilities	35,827,319	33,492,627

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil at June 30, 2018 (nil at December 31, 2017)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 176,498,550 shares at June 30, 2018 (176,498,550 at December 31, 2017)	17,650	17,650
Additional paid-in capital	93,627,763	93,450,721
Accumulated deficit	(80,397,343)	(79,632,626)
Current year loss	(473,638)	(764,717)
Accumulated other comprehensive loss	(306,943)	(301,709)

Total stockholders’ equity	12,467,489	12,769,319

Total liabilities and stockholders’ equity	48,294,808	46,261,946

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Revenue
Revenue from products	451,850	1,425,171	903,670	2,297,615
Revenue from services	5,354,252	4,968,711	12,586,579	12,029,736

Total revenue	5,806,102	6,393,882	13,490,249	14,327,351
Operating costs & expenses
Cost of goods sold	417,857	1,039,244	869,019	1,915,134
Cost of services	166,127	192,888	427,195	482,805

Total cost of goods sold & services	583,984	1,232,132	1,296,214	2,397,939

Contribution from products & services	5,222,118	5,161,750	12,194,035	11,929,412
Other operating costs & expenses
Product support	126,587	267,817	194,149	331,693
Depreciation	534,652	413,348	1,067,894	849,014
Research and development	2,827,021	2,369,829	6,692,945	4,429,064
General and administrative	1,960,023	1,543,633	3,750,094	3,230,162

Total operating costs & expenses	5,448,283	4,594,627	11,705,082	8,839,933

Profit/(loss) from operations	(226,165)	567,123	488,953	3,089,479
Other income/(expense)
Interest income	145,088	22,173	189,899	58,853
Interest expense	0	(2,883)	0	(6,727)
Financing costs	(708,985)	(709,884)	(1,383,123)	(1,403,715)
Exchange gain	230,021	138,283	229,373	641,547
Other	2,582	119,931	1,260	119,932

Total other income/(expense)	(331,294)	(432,380)	(962,591)	(590,110)
Net income/(loss) before tax	(557,459)	134,743	(473,638)	2,499,369
Income tax benefit/(expense)	0	0	0	0

Net income/( loss)	(557,459)	134,743	(473,638)	2,499,369

Earnings per share
Basic net income/(loss) per share	(0.00)	0.00	(0.00)	0.01
Average weighted number of shares - basic	176,498,550	176,389,850	176,498,550	176,388,375
Diluted net income/(loss) per share	(0.00)	0.00	(0.00)	0.01
Average weighted number of shares - diluted	176,498,550	177,688,753	176,498,550	177,650,680

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(9,856)	(160)	(5,234)	(1,046)
Reclassification for gain/(loss) realized in net income/(loss)	0	0	0	0

Other comprehensive gain/(loss)	(9,856)	(160)	(5,234)	(1,046)

Comprehensive gain/(loss)	(567,315)	134,583	(478,872)	2,498,323

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

	Ordinary shares		Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2017	176,386,884	17,639	93,167,465	(79,632,626)	(298,203)	13,254,275
Net income	0	0	0	2,499,369	0	2,499,369
Exercise of stock options issued to employees	3,332	0	766	0	0	766
Other comprehensive income/(loss)	0	0	0	0	(1,046)	(1,046)
Stock option expense	0	0	200,025	0	0	200,025

Balances at June 30, 2017	176,390,216	17,639	93,368,256	(77,133,257)	(299,249)	15,953,389

Balances at January 1, 2018	176,498,550	17,650	93,450,721	(80,397,343)	(301,709)	12,769,319
Net loss	0	0	0	(473,638)	0	(473,638)
Other comprehensive income/(loss)	0	0	0	0	(5,234)	(5,234)
Stock option expense	0	0	177,042	0	0	177,042

Balances at June 30, 2018	176,498,550	17,650	93,627,763	(80,870,981)	(306,943)	12,467,489

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
	A$	A$
Cash flows from operating activities:
Net income/(loss)	(473,638)	2,499,369
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,222,047	1,258,890
Share based payments expense	177,042	200,025
(Gain)/loss on fixed assets disposal	(1,260)	2,409
Unrealized foreign exchange gains	(313,388)	(159,052)
Financing costs - amortization of warrants	67,870	106,678
Change in assets and liabilities:
Inventory	22,960	(351,993)
Accounts receivables	(1,086,013)	(1,279,435)
Prepayment and other assets	(325,168)	17,166
Deferred revenue	0	(546,655)
Employee entitlements	15,787	139,392
Accounts payable and accrued expenses	1,503,710	(280,641)

Net cash provided by operating activities	809,949	1,606,153

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	2,582	0
Purchases of property, plant and equipment	(282,813)	(725,243)

Net cash used in investing activities	(280,231)	(725,243)

Cash flows from financing activities:
Repayment of borrowings	0	(265,173)
Borrowing costs	(256,410)	0
Proceeds from stock options exercised	0	766

Net cash used in financing activities	(256,410)	(264,407)

Net increase in cash, cash equivalents and restricted cash	273,308	616,503
Cash, cash equivalents and restricted cash at beginning of period	29,495,227	23,622,322
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	1,368,974	(1,046,045)

Cash, cash equivalents and restricted cash at end of period	31,137,509	23,192,780

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

The Company’s first global strategic partnership was established with LifeScan, Inc. (“LifeScan”) in diabetes care. We have developed a blood glucose product with LifeScan (“OneTouch Verio®”) which is now available in countries that represent over 90% of the world self-monitoring blood glucose market. Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International, both affiliates of Johnson and Johnson.

We are working with Siemens Healthcare Diagnostics, Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation testing market, pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, is now available in the United States, Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and further tests still in development for Siemens.

In addition, UBS is engaged in point-of-care coagulation product development for the consumer, home testing market which could be distributed globally on its own account.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto as of and for the year ended December 31, 2017, included in the Annual Report on Form 10-K of Universal Biosensors, Inc. filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2018 (the “Annual Report”).

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. For cash and cash equivalents, the carrying amount approximates fair value due to the short maturity of those instruments. The Company maintains cash and restricted cash, which includes tenant security deposits, credit card security deposits and cash collateral for its borrowings. As of June 30, 2018, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For periods ended June 30, 2018 and December 31, 2017, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated condensed financial statements.

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

	Six Months Ended June 30,	Year Ended December 31,
	2018	2017
	A$	A$
Raw materials	435,038	380,540
Work in progress	156,582	253,483
Finished goods	47,552	28,109

	639,172	662,132

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Six Months Ended June 30,	Year Ended December 31,
	2018	2017
	A$	A$
Accounts receivable	5,483,281	4,397,268
Allowance for doubtful debts	0	0

	5,483,281	4,397,268

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

An amount of A$271,318 and A$89,500 were received under this grant in November 2017 and June 2018, respectively. In the event UBS had achieved milestones and received grant payments, it believes that the likelihood of being required to repay grant funding is remote because the Company continues to comply with the grant agreement.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Other Liabilities

Other liabilities are broken down as follows:

	Six Months Ended June 30,	Year Ended December 31,
	2018	2017
	A$	A$
Current liabilites
Marketing support payment	2,771,753	2,626,413

	2,771,753	2,626,413

Marketing Support Payment

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by the Company in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, the Company agreed to pay LifeScan a marketing support payment in each of the two years following the first calendar year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. The first calendar year in which 1 billion strips were sold by LifeScan was during the 2016 financial year. These amounts will be paid to LifeScan once supporting documentation has been provided to us. The total amount of marketing support payments to be paid to LifeScan in US$ once all the documentation is received is US$2,048,602 (equivalent to A$2,771,753).

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Research and development expenses	2,827,021	2,369,829	6,692,945	4,429,064

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

The recent U.S. Federal Tax Reform has established a mandatory repatriation of foreign accumulated undistributed earnings and profits (the “E&Ps”) for U.S. companies’ subsidiaries. In the past, none of these E&Ps’ were repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location. The E&Ps’ provisions are applicable to our Company commencing with our fiscal year 2018, however the E&Ps’ mandatory repatriation provisions establishes measurement dates for various computations. In our Company’s case this date is December 31, 2017. The Company’s estimated tax for the mandatory repatriation is estimated to be nil. However, the final tax due must be assessed with our December 31, 2018 closing figures. Any such tax liability may be paid over a period of eight years starting on February 28, 2019. As of the issuance date of this report, the U.S. Securities and Exchange Commission and the Financial Accounting Standards Board have issued some preliminary guidance, but have not issued final rules on how the effects of the U.S. Federal Tax Reform will be required to be reported for financial statements purposes.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

At December 31, 2017 the Company has A$10,993,737 (A$22,616,230 at December 31, 2016) of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$11,048,336 (A$5,800,672 at December 31, 2016) of non-refundable R&D tax offset as at December 31, 2017. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years. UBI has U.S. tax losses available for carry forward against future earnings of US$1,011,321 as of December 31, 2017 and 2016. Pursuant to the U.S. Federal Tax Reform, the effective tax rate of UBI has been reduced from 34% to 21%. The deferred tax benefit based on this new rate for UBI is US$212,377. HRL has Canadian tax losses available for carry forward against future earnings of CAD$668,043 and CAD$95,096 as at December 31, 2017 and 2016, respectively.

We are subject to income taxes in the United States, Canada and Australia. Tax returns up to and including the 2016 financial year have been filed in all these jurisdictions. Tax returns in Australia and Canada for the 2017 financial year have been filed.

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

ARO for the years ended June 30, 2018 and December 31, 2017 was $2,600,000.

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

Of the seven milestones, the Company has delivered on four as of June 30, 2018. The last milestone delivered was in July 2015.

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

In the six months ended June 30, 2018 there is no reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2018 will be less than A$20 million and accordingly A$0 has been recorded as research and development tax incentive income. The eligible R&D activities and expenditures are able to be claimed as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

For the six months ended June 30, 2017, a similar determination was made and A$0 was recorded as research and development tax incentive income.

Foreign Currency

Functional and reporting currency

Items included in the financial statements of each of the Group’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of UBI and UBS is AUD or A$ for all years presented. The functional currency of HRL is CAD$.

The consolidated condensed financial statements are presented using a reporting currency of Australian dollars.

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

The Company has recorded foreign currency transaction gains of A$230,021 and A$138,283 for the three months ended June 30, 2018 and 2017, respectively and A$229,373 and A$641,547 for the six months ended June 30, 2018 and 2017, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at June 30, 2018. Purchase commitments contracted for as at June 30, 2018 is A$863,905.

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

Leased Assets

All of the Company’s leases for the periods ending June 30, 2018 and December 31, 2017 are considered operating leases. The costs of operating leases are charged to the consolidated condensed statements of comprehensive income on a straight-line basis over the lease term.

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Oct-17	Oct-17	Oct-17	Feb-17
Exercise Price (A$)	0.50	0.60	0.80	0.50
Share Price at Grant Date (A$)	0.38	0.38	0.38	0.39
Volatility	68%	68%	68%	69%
Expected Life (years)	5	5	5	6
Risk Free Interest Rate	2.36%	2.36%	2.36%	2.47%
Fair Value of Option (A$)	0.15	0.13	0.11	0.13

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2017	22,003,215	0.63
Granted	0	0.00
Exercised	0	0.00
Lapsed	(2,536,833)	0.77

Balance at June 30, 2018	19,466,382	0.61

The number of options exercisable as at June 30, 2018 and 2017 was 9,976,706 and 12,250,294, respectively. The total stock compensation expense recognized in the consolidated condensed statements of comprehensive income was A$79,724 and A$123,312 for the three months ended June 30, 2018 and 2017, respectively and A$177,042 and A$200,025 for the six months ended June 30, 2018 and 2017, respectively.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

As of June 30, 2018, there was A$778,900 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized over the vesting years as follows:

Fiscal Year	A$
2018	198,586
2019	321,558
2020	258,756

778,900

The aggregate intrinsic value for all options outstanding as at June 30, 2018 and 2017 was zero.

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

No restricted shares have been issued by the Company since January 1, 2017.

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2017	492,749	0.31
Granted	0	0.00
Release of restricted shares	(276,305)	0.26

Balance at June 30, 2018	216,444	0.38

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

Registered Retirement Savings Plan and Deferred Sharing Profit Plan

The Company provides eligible HRL employees a retirement plan. The retirement plan includes a Registered Retirement Savings Plan (“RRSP”) and Deferred Profit Sharing Plan (“DPSP”). The RRSP is voluntary and the employee contributions are matched by the Company up to a maximum of 5% based on their continuous years of service and placed into the DPSP. The Company contributes 1% to 2% of the employee’s base earnings towards the DPSP. The DPSP contributions are vested immediately.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Benefit Plan

The Company provides eligible HRL employees a Benefit Plan to its employees. In general, the Benefit Plan includes extended health care, dental care, basic life insurance, basic accidental death and dismemberment, and disability insurance.

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

The tax effect allocated to each component of other comprehensive income is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
Six Months Ended June 30, 2018
Foreign currency translation reserve	5,234	0	5,234
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	5,234	0	5,234

Six Months Ended June 30, 2017
Foreign currency translation reserve	1,046	0	1,046
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	1,046	0	1,046

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

Mr. Denver is a director of SpeeDx and up until August 7, 2017 was a director of the Company. Mr. Denver continued to provide services to the Company in an advisory capacity between October 1, 2017 and June 30, 2018.

Mr. Coleman is a Non-Executive Chairman of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds holds a beneficial interest and voting power over approximately 18% of our shares.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
	US$	A$	US$	A$
2018	885,500		1,956,563
2019	15,875,875		15,875,875

Total minimum payments	16,761,375		17,832,438
Less amount representing interest and other fees	(1,761,375)		(2,832,438)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus interest accretion	710,391		658,334

Total carrying value	14,894,736	20,152,531	14,842,679	19,029,076

Less current portion	14,894,736	20,152,531	0	0

Total carrying value, non-current portion	0	0	14,842,679	19,029,076

Whilst the repayment date of the borrowings is July 1, 2019, it has been classified as a current liability as at June 30, 2018 as repayment will be made prior to June 30, 2018 to ensure the money is received by the Lenders on July 1, 2019. The carrying value of the borrowings approximates its fair value. The fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of June 30, 2018 and December 31, 2017, and are included in equity.

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

The Credit Agreement also contains certain covenants, including among other things, covenants: (i) relating to the delivery of financial and other information and certificates, notices of defaults, litigation and other material events; payment of taxes and other obligations; maintenance of insurance; (ii) which limit or restrict the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dispositions, liquidations, or consolidations and significant asset sales; restricted payments; transactions with affiliates other than on normal and arms-length terms; burdensome agreements; prepayment of other indebtedness; ownership of subsidiaries; and (iii) which require UBS to maintain restricted cash of not less than US$2,000,000 in a specified bank account at any time.

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

	Six Months Ended June 30,	Year Ended December 31,
	2018	2017
	A$	A$
Cash and cash equivalents	27,902,157	26,259,918
Restricted cash - current assets	15,352	15,309
Restricted cash - non-current assets	3,220,000	3,220,000

	31,137,509	29,495,227

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Six Months Ended June 30,	Year Ended December 31,
	2018	2017
	A$	A$
Collateral for facilities (a) - current assets	15,352	15,309
Collateral for facilities (b) - non-current assets	320,000	320,000
Financial covenant pursuant to the credit agreement (c) - non-current assets	2,900,000	2,900,000

	3,235,352	3,235,309

(a)	Represents bank guarantee of CDN$15,000 as security deposit on HRL’s credit card

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

(b)	Represents bank guarantee of A$250,000 for commercial lease of UBS’ premises and security deposit on Company’s credit cards of A$70,000
(c)

Represents amounts pledged as collateral for financing arrangements as contractually required by the Lenders. The restriction will lapse when the related debt is paid off in July 2019 or earlier as provided pursuant to the Credit Agreement

Interest earned on the restricted cash for the three months ended June 30, 2018 and 2017 were A$17,863 and A$18,545, respectively and for the six months ended June 30, 2018 and 2017 were A$34,920 and A$38,029, respectively.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”). This Form 10-Q contains, including this discussion and analysis, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including statements relating to future events and our future financial performance. Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “may”, “assumes”, “illustration”, and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words.

The forward-looking statements contained in this Form 10-Q are based on our current expectations, assumptions, estimates and projections about the Company and its businesses. All such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those results expressed or implied by these forward-looking statements, including those set forth in this Quarterly Report on Form 10-Q.

Results of Operations

Analysis of Consolidated Revenue

Despite sales of the OneTouch Verio® strips increasing, our total revenue decreased by 9% and 6% to A$5,806,102 and $13,490,249, respectively during the three and six months ended June 30, 2018 compared to the same period in the previous financial year as a result of a slow-down in sales of the Xprecia StrideTM strips.

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured and sold to Siemens during the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Revenue from products	451,850	1,425,171	903,670	2,297,615
Cost of goods sold	(417,857)	(1,039,244)	(869,019)	(1,915,134)

Production margin	33,993	385,927	34,651	382,481

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

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Revenue from services:
Quarterly service fee	5,086,170	4,671,598	12,025,194	11,454,992
Other services	268,082	297,113	561,385	574,744

	5,354,252	4,968,711	12,586,579	12,029,736
Cost of services	(166,127)	(192,888)	(427,195)	(482,805)

Net margin	5,188,125	4,775,823	12,159,384	11,546,931

Quarterly service fee - The quarterly service fee from LifeScan, as reflected below, increased by 9% and 5%, respectively during the three and six months ended June 30, 2018 when compared to the same period in the previous financial year, reflecting ongoing market penetration and growth.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Millions	Millions	Millions	Millions
No. of strips sold	451.56	422.33	877.06	837.15
Quarterly service fees - USD	3.76	3.59	9.08	8.78
Quarterly service fees - AUD	5.09	4.67	12.03	11.45

The quarterly service fee for each quarter in a LifeScan financial year is calculated based on the number of OneTouch Verio® blood glucose test strips sold in such LifeScan financial year as follows: US$0.0125 per strip for the first 500 million strips sold in a financial year and US$0.0075 per strip for sales in excess of 500 million strips in such financial year. A large proportion of the quarterly service fees for the three months ending June 30, 2018 and 2017 were calculated using the lower pricing of US$0.0075 per strip when compared to the quarterly service fees for the quarter ending March 31, 2018 and 2017. Quarterly service fees are reported and paid by LifeScan in USD. Accordingly, revenues recognized by us from quarterly services fees paid by LifeScan were impacted by the movement of the AUD against the USD over the periods covered above.

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

Other services - We generated revenues principally from calibration services performed by HRL and from Siemens based on work undertaken for them.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Quarterly service fees	5,086,170	4,671,598	12,025,194	11,454,992
Manufacturing contribution	33,993	385,927	34,651	382,481
Other services	101,955	104,225	134,190	91,939

Contribution from products & services	5,222,118	5,161,750	12,194,035	11,929,412

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

Contribution from other services fluctuated over the period due to our partners’ R&D services requirements. Other services also include business activities of the HRL operations.

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

EBITDA for the respective periods and a reconciliation of net income to EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Net income/(loss)	(557,459)	134,743	(473,638)	2,499,369
Interest income	(145,088)	(22,173)	(189,899)	(58,853)
Interest expense	583,292	583,973	1,135,659	1,155,415
Depreciation - cost of goods sold & services	43,174	184,475	153,941	409,875
Depreciation - other operating costs & expenses	534,652	413,348	1,067,894	849,014

EBITDA	458,571	1,294,366	1,693,957	4,854,820

Decline in EBITDA occurred primarily as a result of increase in our other operating costs and expenses.

Product Support

Product support relates to work undertaken by us to further enhance the product in the market.

Product support for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	A$	A$
Product support	126,587	267,817	194,149	331,693

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

Depreciation for the respective periods have been charged as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	A$	A$
Research and development expenses	492,295	363,854	980,968	757,185
General and administrative expenses	41,955	46,585	85,807	88,406
Product support depreciation	402	2,909	1,119	3,423

Depreciation	534,652	413,348	1,067,894	849,014

Research and Development Expenses

Total research and development expenditure for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Research and development expenses	2,827,021	2,369,829	6,692,945	4,429,064

Research and development expenditure principally reflects the effort required in product development of the tests we are developing. Research and development expenditure increased by 19% for the three months ended June 30, 2018 compared to the same period in the previous financial year and increased by 51% for the six months ended June 30, 2018 compared to the same period in the previous financial year. The increase in research and development expenses is primarily represented by the ramp up of the further tests in development for Siemens as we head towards regulatory clinical trials.

This financial year we also re-commenced work on our home PT-INR self testing device which has contributed to the increase in expenditure as well.

Research and development expenditure also include separation payments made to certain staff as part of management initiative to reduce expenditures. Whilst this represents a cost in this period, in future periods this will represent a savings.

UBI also implemented a companywide cash bonus program for its staff at the beginning of the current financial year to ensure its objectives are aligned to achieving customer related outcomes. The bonus accruals were reduced during the current quarter to reflect the cash bonus payments expected to be made during the current financial year.

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

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended June 30, 2018 and 2017 were A$2,255,396 and A$1,472,841, respectively and A$4,603,440 and A$2,741,342 for the six months ended June 30, 2018 and 2017, respectively.

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

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal including legal and maintenance fees incurred for patent applications, audit and accounting services. General and administrative expenses increased by 27% and 16% for the three and six months ended June 30, 2018 compared to the same period in the previous financial year. The increase in part is based upon separation payments made to certain staff as part of management initiative to reduce expenditures.

General and administrative expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
General and administrative expenses	1,960,023	1,543,633	3,750,094	3,230,162

Interest Income

Interest income increased by 554% and 223%, respectively during the three months ended June 30, 2018 and 2017 when compared to the same period in the previous financial year. The increase in interest income is generally attributable to the higher amount of funds available for investment noting that in addition to Australian currency, from this financial year our U.S. denominated currency have been placed in term deposit accounts which generate interest income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Interest income	145,088	22,173	189,899	58,853

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Interest expense	0	2,883	0	6,727

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Interest expense	583,292	581,090	1,135,659	1,148,688
Warrants expense	34,859	53,965	67,870	106,678
Other debt issuance costs	90,833	74,829	179,594	148,349

	708,985	709,884	1,383,123	1,403,715

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

There wasn’t any significant movement in the financing costs during the period, noting that our loan is denominated in USD. For the three and six month period ending June 30, 2018, the period-over-period foreign currency movements relative to the AUD dollar would have had a favorable impact (exclusive of hedging impact) of A$2,202 and an unfavorable impact of A$13,029, respectively on our reported results..

Exchange gain

Exchange gain for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	A$	A$
Exchange gain	230,021	138,283	229,373	641,547

Foreign exchange gains and losses arise from the settlement of foreign currency transactions that are translated into the functional currency using the exchange rates prevailing at the dates of the transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Six Months Ended June 30,	Year Ended December 31,
	2018	2017
	A$	A$
Financial assets:
Cash and cash equivalents	27,902,157	26,259,918
Accounts receivables	5,483,281	4,397,268

Total financial assets	33,385,438	30,657,186

Debt:
Short term secured loan	20,152,531	0
Long term secured loan	0	19,029,076

Total debt	20,152,531	19,029,076

Net financial assets	13,232,907	11,628,110

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

To a large extent, the increase in our USD denominated currency and the weakening of the AUD against the USD has resulted in an improvement to our net financial asset position. Note a major portion of our net financial assets/(liabilities) is denominated in USD, including our operating account and the long term secured loan hence is subject to variation with movements in exchange rates.

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at June 30, 2018 or for the year ended December 31, 2017.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At June 30, 2018 and December 31, 2017, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at June 30,, 2018 and December 31, 2017. We recognized gains of nil for the periods ended June 30, 2018 and December 31, 2017. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended June 30, 2018 and December 31, 2017. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Six Months Ended June 30,	Year Ended December 31,
	2018	2017
	A$	A$
Cash and cash equivalents	27,902,157	26,259,918
Working capital (current assets less current liabilities)	8,048,250	24,746,728
Ratio of current assets to current liabilities	1.29 : 1	3.97 : 1
Shareholders’ equity per common share	0.07	0.07

The movement in cash and cash equivalents and working capital during the above periods was primarily due to cash flows generated from/used in operations including outflows arising from the effort required to complete the products in development, servicing of the secured loan and the timing of payments and accruals in the ordinary course of business.

With the weakening of the AUD against the USD, our cash and cash equivalents position has improved as a large portion of our funds is held in USD denominated currency. As at June 30, 2018 the loan pursuant to the Credit Agreement will be repaid within the next 12 months to the Lenders hence a significant decline in our working capital position as the loan is recorded as a current liability now.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Six Months Ended June 30,
	2018	2017
	A$	A$
Cash provided by/(used in):
Operating activities	809,949	1,606,153
Investing activities	(280,231)	(725,243)
Financing activities	(256,410)	(264,407)

Net increase in cash, cash equivalents and restricted cash	273,308	616,503

Our net cash used in operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, interest on our long term secured loan and general and administrative expenditure. A decline in our operating cash position is reflective of the decline in our total revenues and an increase in our operating costs and expenses.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and for the various continuous improvement program we are undertaking.

Our net cash used in financing activities in 2018 represents US$200,000 fee paid to the Lenders for the December 2017 Amendment whilst for 2017, it represents repayment of the short-term borrowing.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2018 are:

A$
Less than 1 year	555,703
1 – 3 years	73,195
3 – 5 years	16,223
More than 5 years	0

Total minimum lease payments	645,121

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

Contractual Obligations

Our future contractual obligations at June 30, 2018 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	2,600,000	0	0	0
Operating Lease Obligations (2)	645,121	555,703	73,195	16,223	0
Purchase Obligations (3)	863,905	863,905	0	0	0
Short term secured loan (4)	20,152,531	20,152,531	0	0	0
Financing costs (5)	2,383,135	2,383,135	0	0	0
Other liability (6)	2,771,753	2,771,753	0	0	0
Other Long-Term Liabilities on Balance Sheet (7)	62,083	0	53,879	5,771	2,433

Total	29,478,528	29,327,027	127,074	21,994	2,433

(1)	Represents legal obligations associated with the retirement and removal of long-lived assets.
(2)	Our operating lease obligations relate primarily to the lease of our premises.
(3)	Represents outstanding purchase orders.
(4)	US$15 million payable to the lenders on maturity date pursuant to the Credit Agreement.
(5)	Interest payable to the lenders pursuant to the Credit Agreement.
(6)	Represents marketing support fees payable to LifeScan.
(7)	Represents long service leave owing to the employees.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2018, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Rick Legleiter
Date: August 13, 2018		Rick Legleiter
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: August 13, 2018		Salesh Balak
Principal Financial Officer