Form 10-Q
period 2018-09-30
UNIVERSAL BIOSENSORS INC
filed 2018-10-30
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,001,884 shares of Common Stock, U.S.$0.0001 par value, outstanding as of October 30, 2018.

UNIVERSAL BIOSENSORS, INC.

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Consolidated condensed balance sheets at September 30, 2018 and December 31, 2017 (unaudited)	2

	2)	Consolidated condensed statements of comprehensive income/(loss) for the three and nine months ended September 30, 2018 and 2017 (unaudited)	3

	3)	Consolidated condensed statements of changes in stockholder’s equity and comprehensive income/(loss) for the period ended September 30, 2018 and 2017 (unaudited)	4

	4)	Consolidated condensed statements of cash flows for the nine months ended September 30, 2018 and 2017 (unaudited)	5

	5)	Notes to consolidated condensed financial statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		26

Item 3	Quantitative and Qualitative Disclosures About Market Risk		39

Item 4	Controls and Procedures		40

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		41

Item 1A	Risk Factors		41

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		42

Item 3	Defaults Upon Senior Securities		42

Item 4	Mine Safety Disclosures		43

Item 5	Other Information		43

Item 6	Exhibits		43

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32 Exhibit 101

SIGNATURES			44

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

Universal Biosensors, Inc.

Item 1 Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	September 30,	December 31,
	2018	2017
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	28,531,432	26,259,918
Inventories, net	481,282	662,132
Accounts receivable	4,902,417	4,397,268
Prepayments	665,312	887,303
Restricted cash	2,915,949	15,309
Other current assets	43,331,479	860,254

Total current assets	80,827,871	33,082,184
Non-current assets:
Property, plant and equipment	37,359,123	37,224,442
Less accumulated depreciation	(28,790,321)	(27,264,680)

Property, plant and equipment - net	8,568,802	9,959,762

Restricted cash	320,000	3,220,000

Total non-current assets	8,888,802	13,179,762

Total assets	89,716,673	46,261,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	472,930	329,586
Accrued expenses	1,643,828	1,472,692
Short term secured loan	20,660,753	0
Other liabilities	2,836,614	2,626,413
Deferred revenue	2,356,583	2,356,583
Employee entitlements liabilities	1,278,714	1,550,182

Total current liabilities	29,249,422	8,335,456
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements liabilities	50,538	64,358
Long term secured loan	0	19,029,076
Deferred revenue	3,463,737	3,463,737

Total non-current liabilities	6,114,275	25,157,171

Total liabilities	35,363,697	33,492,627

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares;
issued and outstanding nil at September 30, 2018 (nil at December 31, 2017)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and
outstanding 177,001,884 shares at September 30, 2018 (176,498,550 at December 31, 2017)	17,700	17,650
Additional paid-in capital	93,678,895	93,450,721
Accumulated deficit	(80,397,343)	(79,632,626)
Current year income/( loss)	41,391,958	(764,717)
Accumulated other comprehensive loss	(338,234)	(301,709)

Total stockholders’ equity	54,352,976	12,769,319

Total liabilities and stockholders’ equity	89,716,673	46,261,946

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Revenue
Revenue from products	227,649	1,764,855	1,131,319	4,062,470
Revenue from services	47,007,376	4,580,751	59,593,955	16,610,487

Total revenue	47,235,025	6,345,606	60,725,274	20,672,957
Operating costs & expenses
Cost of goods sold	186,515	998,674	1,055,534	2,913,808
Cost of services	217,313	254,330	644,508	737,135

Total cost of goods sold & services	403,828	1,253,004	1,700,042	3,650,943

Contribution from products & services	46,831,197	5,092,602	59,025,232	17,022,014
Other operating costs & expenses
Product support	8,750	205,317	202,899	537,010
Depreciation	451,481	636,000	1,519,375	1,485,014
Research and development	2,759,664	3,197,146	9,452,609	7,626,210
General and administrative	1,360,040	1,624,974	5,110,134	4,855,136

Total operating costs & expenses	4,579,935	5,663,437	16,285,017	14,503,370

Profit/(loss) from operations	42,251,262	(570,835)	42,740,215	2,518,644
Other income/(expense)
Interest income	175,643	15,772	365,542	74,625
Interest expense	0	(1,922)	0	(8,649)
Financing costs	(734,946)	(685,613)	(2,118,069)	(2,089,328)
Exchange gain	183,395	61,873	412,768	703,420
Other	(9,758)	0	(8,498)	119,932

Total other income/(expense)	(385,666)	(609,890)	(1,348,257)	(1,200,000)
Net income/(loss) before tax	41,865,596	(1,180,725)	41,391,958	1,318,644
Income tax benefit/(expense)	0	0	0	0

Net income/( loss)	41,865,596	(1,180,725)	41,391,958	1,318,644

Earnings per share
Basic net income/(loss) per share	0.24	(0.01)	0.23	0.01
Average weighted number of shares—basic	176,859,637	176,410,144	176,620,235	176,395,711
Diluted net income/(loss) per share	0.24	(0.01)	0.23	0.01
Average weighted number of shares—diluted	177,329,518	176,410,144	177,096,693	177,602,842
Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(31,391)	(4,451)	(36,525)	(5,497)

Other comprehensive gain/(loss)	(31,391)	(4,451)	(36,525)	(5,497)

Comprehensive gain/(loss)	41,834,205	(1,185,176)	41,355,433	1,313,147

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

	Ordinary shares		Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2017	176,386,884	17,639	93,167,465	(79,632,626)	(298,203)	13,254,275
Net income	0	0	0	1,318,644	0	1,318,644
Exercise of stock options issued to employees	44,999	4	762	0	0	766
Other comprehensive loss	0	0	0	0	(5,497)	(5,497)
Stock option expense	0	0	354,243	0	0	354,243

Balances at September 30, 2017	176,431,883	17,643	93,522,470	(78,313,982)	(303,700)	14,922,431

Balances at January 1, 2018	176,498,550	17,650	93,450,721	(80,397,343)	(301,709)	12,769,319
Net income	0	0	0	41,391,958	0	41,391,958
Exercise of stock options issued to employees	503,334	50	(50)	0	0	0
Other comprehensive loss	0	0	0	0	(36,525)	(36,525)
Stock option expense	0	0	228,224	0	0	228,224

Balances at September 30, 2018	177,001,884	17,700	93,678,895	(39,005,385)	(338,234)	54,352,976

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	A$	A$
Cash flows from operating activities:
Net income	41,391,958	1,318,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,680,323	1,929,451
Share based payments expense	228,224	354,243
Loss on fixed assets disposal	8,498	2,409
Unrealized foreign exchange gains	(442,639)	(159,889)
Financing costs—amortization of warrants	104,096	158,672
Change in assets and liabilities:
Inventory	180,850	196,982
Accounts receivables	(505,149)	(949,175)
Prepaid expenses and other current assets	(42,249,234)	90,616
Deferred revenue	0	(546,655)
Employee entitlements	(321,814)	105,655
Accounts payable and accrued expenses	789,318	(314,914)

Net cash provided by operating activities	864,431	2,186,039

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	2,582	0
Purchases of property, plant and equipment	(308,669)	(997,503)

Net cash used in investing activities	(306,087)	(997,503)

Cash flows from financing activities:
Repayment of borrowings	(256,410)	(334,811)
Proceeds from stock options exercised	0	767

Net cash used in financing activities	(256,410)	(334,044)

Net increase in cash, cash equivalents and restricted cash	301,934	854,492
Cash, cash equivalents and restricted cash at beginning of period	29,495,227	23,622,322
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	1,970,220	(1,409,047)

Cash, cash equivalents and restricted cash at end of period	31,767,381	23,067,767

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

The Company’s first global strategic partnership was established with LifeScan, Inc. (“LifeScan”) in diabetes care. We have developed a blood glucose product with LifeScan (“OneTouch Verio®”) which is now available in countries that represent over 90% of the world self-monitoring blood glucose market. Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International, both affiliates of Johnson and Johnson. During the current quarter, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to Universal Biosensors.

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

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto as of and for the year ended December 31, 2017, included in the Annual Report on Form 10-K of Universal Biosensors, Inc. filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2018 (the “Annual Report”).

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. For cash and cash equivalents, the carrying amount approximates fair value due to the short maturity of those instruments. The Company maintains cash and restricted cash, which includes tenant security deposits, credit card security deposits and cash collateral for its borrowings. As of September 30, 2018, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For periods ended September 30, 2018 and December 31, 2017, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated condensed financial statements.

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

	Nine Months Ended September 30,	Year Ended December 31,
	2018	2017
	A$	A$
Raw materials	322,399	380,540
Work in progress	158,883	253,483
Finished goods	0	28,109

	481,282	662,132

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Nine Months Ended September 30,	Year Ended December 31,
	2018	2017
	A$	A$
Accounts receivable	4,902,417	4,397,268
Allowance for doubtful debts	0	0

	4,902,417	4,397,268

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

Impairment of Long-Lived Assets

The Company reviews its capital assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing the review, the Company estimates undiscounted cash flows from products under development that are covered by these patents and licenses. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows. Impairment of long-lived-assets as at September 30, 2018 was nil (December 31, 2017: nil).

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Other Liabilities

Other liabilities are broken down as follows:

	Nine Months Ended September 30,	Year Ended December 31,
	2018	2017
	A$	A$
Current liabilites
Marketing support payment	2,836,614	2,626,413

	2,836,614	2,626,413

Marketing Support Payment

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by the Company in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, the Company agreed to pay LifeScan a marketing support payment in each of the two years following the first calendar year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. The first calendar year in which 1 billion strips were sold by LifeScan was during the 2016 financial year. These amounts will be paid to LifeScan once supporting documentation has been provided to us. The total amount of marketing support payments to be paid to LifeScan in US$ once all the documentation is received is US$2,048,602 (equivalent to A$2,836,614).

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Research and development expenses	2,759,664	3,197,146	9,452,609	7,626,210

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

We are subject to income taxes in the United States, Canada and Australia. Tax returns up to and including the 2017 financial year have been filed in all these jurisdictions.

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

ARO for the years ended September 30, 2018 and December 31, 2017 was A$2,600,000.

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

On September 21, 2018 LifeScan exercised its right to convert its obligation to pay quarterly service fees to us. We expect the lump sum service fees to be paid to Universal Biosensors on or before February 15, 2019. We estimate the lump sum service fee using the most expected value approach based on (i) actual quarterly service fees received this financial year, (ii) estimating the quarterly service fees for the remainder of the year based on the trend seen in prior years, and (iii) multiplying the total quarterly service fees expected to be received this financial year by two and converting the same into AUD using the period end exchange rate. We assessed if any amount of the lump sum service fees were attributable to the remaining obligation under the Master Services and Supply Agreement that states that LifeScan could require us to provide manufacturing services at our Rowville facility to recommence production of glucose strips. We conclude that this obligation has no fair value attributable to it due to (i) high set-up costs to recommence manufacturing, (ii) the required lead time to gain regulatory compliance, and (iii) the fact there is deemed to be no commercial rationale for LifeScan to request us to recommence glucose-strip manufacturing on the basis of current information. As such, the lump sum service fee revenue has been fully recognized this quarter and no revenue has been deferred.

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

Of the seven milestones, the Company has delivered on four as of September 30, 2018. The last milestone delivered was in July 2015.

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

In the nine months ended September 30, 2018 and 2017, the aggregate turnover of the Company had exceeded A$20 million and accordingly it was not eligible for a refundable tax offset. The Company was however eligible for the non-refundable tax offset. The eligible R&D activities and expenditures are able to be claimed as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

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

The Company has recorded foreign currency transaction gains of A$183,395 and A$61,873 for the three months ended September 30, 2018 and 2017, respectively and A$412,768 and A$703,420 for the nine months ended September 30, 2018 and 2017, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at September 30, 2018. Purchase commitments contracted for as at September 30, 2018 is A$1,538,429 (December 31, 2017 : A$2,359,443).

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

Leased Assets

All of the Company’s leases for the periods ending September 30, 2018 and December 31, 2017 are considered operating leases. The costs of operating leases are charged to the consolidated condensed statements of comprehensive income on a straight-line basis over the lease term.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Oct-17	Oct-17	Oct-17	Feb-17
Exercise Price (A$)	0.50	0.60	0.80	0.50
Share Price at Grant Date (A$)	0.38	0.38	0.38	0.39
Volatility	68%	68%	68%	69%
Expected Life (years)	5	5	5	6
Risk Free Interest Rate	2.36%	2.36%	2.36%	2.47%
Fair Value of Option (A$)	0.15	0.13	0.11	0.13

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2017	22,003,215	0.63
Granted	0	0.00
Exercised	(503,334)	0.00
Lapsed	(5,124,431)	0.70

Balance at September 30, 2018	16,375,450	0.63

The number of options exercisable as at September 30, 2018 and 2017 was 7,208,775 and 10,963,629, respectively. The total stock compensation expense recognized in the consolidated condensed statements of comprehensive income was A$51,182 and A$154,218 for the three months ended September 30, 2018 and 2017, respectively and A$228,224 and A$354,243 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, there was A$674,671 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized over the vesting years as follows:

Fiscal Year	A$
2018	94,357
2019	321,558
2020	258,756

674,671

The aggregate intrinsic value for all options outstanding as at September 30, 2018 and 2017 was zero.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

No restricted shares have been issued by the Company since January 1, 2017.

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2017	492,749	0.31
Granted	0	0.00
Release of restricted shares	(287,087)	0.27

Balance at September 30, 2018	205,662	0.31

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

Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income. Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income/(loss).

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The tax effect allocated to each component of other comprehensive loss is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
Nine Months Ended September 30, 2018
Foreign currency translation reserve	36,525	0	36,525
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	36,525	0	36,525

Nine Months Ended September 30, 2017
Foreign currency translation reserve	5,497	0	5,497
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	5,497	0	5,497

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

ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities”

On August 28, 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815.2. The FASB’s objectives in issuing the ASU are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers.

For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods therein; however, early adoption by all entities is permitted upon its issuance. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

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

ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.”

On March 13, 2018, the FASB issued ASU 2018-05. This Financial Reporting Alert contains responses to frequently asked questions about how an entity should account for the tax effects of the new tax reform legislation in accordance with ASC 740, Income Taxes. This ASU is effective upon issuance and the adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

ASU No. 2018-09, “Codification Improvements”

The FASB issued ASU 2018-09 on July 16, 2018. The ASU’s amendments “clarify, correct errors in, or make minor improvements to the Codification.” This ASU is effective upon issuance and the adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

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

An employee of Viburnum Funds Pty Ltd has on occasions been seconded to Universal Biosensors to assist the Company on strategic matters. During this period Viburnum Funds Pty Ltd continue to pay all the salary entitlements of the seconded person. Universal Biosensors is solely responsible for the reimbursement of certain expenditure such as travel and rental whilst the employee is on secondment. The total expenditure reimbursed by the Company to Viburnum Funds Pty Ltd as at September 30, 2018 was A$21,716.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Borrowings

Future maturities, interest and other payments under the Company’s long term secured loan pursuant to the credit agreement (described below) as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017
	US$	A$	US$	A$
2018	442,750		1,956,563
2019	15,221,375		15,875,875

Total minimum payments	15,664,125		17,832,438
Less amount representing interest and other fees	(664,125)		(2,832,438)

Gross balance of long term debt	15,000,000		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus interest accretion	736,851		658,334

Total carrying value	14,921,196	20,660,753	14,842,679	19,029,076

Less current portion	14,921,196	20,660,753	0	0

Total carrying value, non-current portion	0	0	14,842,679	19,029,076

The above assumes, as provided under the Athyrium Credit Agreement, the loan will be repaid immediately out of the proceeds from the lump sum service fees which is expected to be received on or about February 15, 2019.

The carrying value of the borrowings approximates its fair value. The fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a fair value of US$815,655 as of September 30, 2018 and December 31, 2017, and are included in equity.

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

	Nine Months Ended September 30,	Year Ended December 31,
	2018	2017
	A$	A$
Cash and cash equivalents	28,531,432	26,259,918
Restricted cash - current assets	2,915,949	15,309
Restricted cash - non-current assets	320,000	3,220,000

	31,767,381	29,495,227

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Nine Months Ended September 30,	Year Ended December 31,
	2018	2017
	A$	A$
Collateral for facilities (a) - current assets	15,949	15,309
Collateral for facilities (b) - non-current assets	320,000	320,000
Financial covenant pursuant to the credit agreement (c) - current assets	2,900,000	0
Financial covenant pursuant to the credit agreement (c) - non-current assets	0	2,900,000

	3,235,949	3,235,309

(a)	Represents bank guarantee of CDN$15,000 as security deposit on HRL’s credit card
(b)	Represents bank guarantee of A$250,000 for commercial lease of UBS’ premises and security deposit on Company’s credit cards of A$70,000
(c)

Represents amounts pledged as collateral for financing arrangements as contractually required by the Lenders. The restriction will lapse when the related debt is paid off in July 2019 or earlier as provided pursuant to the Credit Agreement

Interest earned on the restricted cash for the three months ended September 30, 2018 and 2017 were A$18,500 and A$12,394, respectively and for the nine months ended September 30, 2018 and 2017 were A$53,420 and A$50,423, respectively.

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

Results of Operations

Analysis of Consolidated Revenue

We recognized one-off revenue of A$42,164,868 being the lump sum service fees during the current quarter which has increased our total revenue for the current period by just over A$40 million compared to the prior comparable period. Excluding this one-off revenue and despite sales of the OneTouch Verio® strips increasing, our total revenue decreased by 20% and 10% to A$5,070,157 and $18,560,406, respectively during the three and nine months ended September 30, 2018 compared to the same period in the previous financial year as a result of a slow-down in sales of the Xprecia StrideTM strips.

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured and sold to Siemens during the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Revenue from products	227,649	1,764,855	1,131,319	4,062,470
Cost of goods sold	(186,515)	(998,674)	(1,055,534)	(2,913,808)

Production margin	41,134	766,181	75,785	1,148,662

The movement in revenues is primarily volume driven. Management is of the view that revenues increased in 2017 as a result of the full commercial launch by Siemens of the Xprecia StrideTM Coagulation Analyzer after successful completion of its limited release and inventory buildup for future sales. Due to the latter and as foreshadowed, the revenues during the current period are low. Management believes that the revenues will remain low until Siemens gains meaningful market share. The volatile and low production margin from the sale of our PT-INR strips is reflective of lower throughput.

Revenue from Services

We provide various services to our customers and partners. The revenue is grouped into the following categories:

•

Product enhancement – a quarterly service fee based on the number of strips sold by LifeScan which falls within a valid claim of certain LifeScan patents is payable to us as an ongoing reward for our services and efforts to enhance the product;

•	Contract research and development – we undertake contract research and development on behalf of our customers and partners;

•	Lump sum service fees – this one-off fee is calculated by multiplying the quarterly service fees for the 2018 financial year by two;

•	Other services – calibration services provided by HRL and other ad-hoc services provided on an agreed basis according to our customers and partners requirements.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Revenue from services:
Lump sum service fees	42,164,868	0	42,164,868	0
Quarterly service fee	4,420,358	4,278,165	16,445,552	15,733,157
Other services	422,150	302,586	983,535	877,330

	47,007,376	4,580,751	59,593,955	16,610,487
Cost of services	(217,313)	(254,330)	(644,508)	(737,135)

Net margin	46,790,063	4,326,421	58,949,447	15,873,352

Lump sum service fees – During the current quarter, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to Universal Biosensors. Following delivery of the conversion notice, LifeScan is obliged to continue to pay quarterly service fees to Universal Biosensors for the balance of the 2018 LifeScan financial year (as defined in Johnson & Johnson’s internal accounting policies and procedures, which ends on the last Sunday of the calendar year). Promptly after the end of the 2018 LifeScan financial year, LifeScan will calculate and within forty-five days pay to Universal Biosensors a one time lump sum service fee to convert or “buy out” its obligation to pay future quarterly service fees. The 2018 quarterly service fees has been calculated based on (i) actual quarterly service fees received this financial year, and (ii) estimating the quarterly service fees for the remainder of the year based on prior years trend. The lump sum service fees has been calculated by multiplying the total quarterly service fees expected for this financial year by two and converting the same into AUD using the period end exchange rate. We assessed if any amount of the lump sum service fees were attributable to the remaining obligation under the Master Services and Supply Agreement that states that LifeScan could require us to provide manufacturing services at our Rowville facility to recommence production of glucose strips. We conclude that this obligation has no fair value attributable to it due to (i) high set-up costs to recommence manufacturing, (ii) the required lead time to gain regulatory compliance, and (iii) the fact there is deemed to be no commercial rationale for LifeScan to request us to recommence glucose-strip manufacturing on the basis of current information. As such, the lump sum service fee revenue has been fully recognized this quarter and no revenue has been deferred.

Quarterly service fee—The quarterly service fee from LifeScan, as reflected below, increased by 3% and 5%, respectively during the three and nine months ended September 30, 2018 when compared to the same period in the previous financial year. Whilst the volume for the current quarter declined when compared to the prior comparable period, the quarterly service fees increased reflecting the impact of the weakening AUD against the USD. Year to date volumes increased together with a corresponding increase in quarterly service fees when compared to the prior comparable period reflecting ongoing market penetration and growth and the impact of the weakening AUD against USD.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Millions	Millions	Millions	Millions
No. of strips sold	426	447	1,303	1,284
Quarterly service fees - USD	3.19	3.35	12.27	12.13
Quarterly service fees - AUD	4.42	4.28	16.45	15.73

The quarterly service fee for each quarter in a LifeScan financial year is calculated based on the number of OneTouch Verio® blood glucose test strips sold in such LifeScan financial year as follows: US$0.0125 per strip for the first 500 million strips sold in a financial year and US$0.0075 per strip for sales in excess of 500 million strips in such financial year. Quarterly service fees are reported and paid by LifeScan in USD. Accordingly, revenues recognized by us from quarterly services fees paid by LifeScan were impacted by the movement of the AUD against the USD over the periods covered above. For the three months and nine months ended September 30, 2018, revenue from quarterly service fees were up 8% and 3%, respectively, due to depreciation of AUD against USD.

Other services - We generated revenues principally from calibration services performed by HRL and from Siemens based on work undertaken for them. Increase in “Other services” is as a result of increase in revenues by HRL during the current period.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Lump sum service fees	42,164,868	0	42,164,868	0
Quarterly service fees	4,420,358	4,278,165	16,445,552	15,733,157
Manufacturing contribution	41,134	766,181	75,785	1,148,662
Other services	204,837	48,256	339,027	140,195

Contribution from products & services	46,831,197	5,092,602	59,025,232	17,022,014

The increase in period to period total contributions from products and services reflected in the table above is primarily represented by the lump sum service fee and quarterly service fees which has a 100% margin.

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

Contribution from other services increased over the period primarily as a result of increase in revenue generated by HRL

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

EBITDA for the respective periods and a reconciliation of net income to EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Net income/(loss)	41,865,596	(1,180,725)	41,391,958	1,318,644
Interest income	(175,643)	(15,772)	(365,542)	(74,625)
Interest expense	606,166	510,882	1,741,825	1,561,871
Depreciation - cost of goods sold & services	7,007	34,562	160,948	444,437
Depreciation - other operating costs & expenses	451,481	636,000	1,519,375	1,485,014

EBITDA	42,754,607	(15,053)	44,448,564	4,735,341

Increase in EBITDA primarily as a result of the recognition of the lump sum service fees during the current quarter.

Product Support

Product support relates to work undertaken by us to further enhance the product in the market.

Product support for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	A$	A$
Product support	8,750	205,317	202,899	537,010

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

Depreciation for the respective periods have been charged as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	A$	A$
Research and development expenses	410,326	584,515	1,391,294	1,341,700
General and administrative expenses	41,096	41,745	126,901	130,151
Product support depreciation	59	9,740	1,180	13,163

Depreciation	451,481	636,000	1,519,375	1,485,014

Research and Development Expenses

Total research and development expenditure for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Research and development expenses	2,759,664	3,197,146	9,452,609	7,626,210

Research and development expenditure principally reflects the effort required in product development of the tests we are developing. Research and development expenditure decreased by 14% for the three months ended September 30, 2018 compared to the same period in the previous financial year and increased by 24% for the nine months ended September 30, 2018 compared to the same period in the previous financial year.

The increase in year-to-date research and development expenses is primarily represented by the ramp up of the further tests in development for Siemens as we head towards regulatory clinical trials.

This financial year we also re-commenced work on our home PT-INR self testing device which has contributed to the increase in expenditure as well.

Research and development expenditure also include separation payments made to certain staff during the second quarter as part of management initiative to reduce expenditures. Whilst this represented a cost during the second quarter, the overall research and development expenditure has decreased during the current quarter as a result of the decline in headcount.

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

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended September 30, 2018 and 2017 were A$2,157,841 and A$2,223,905, respectively and A$6,761,280 and A$4,965,247 for the nine months ended September 30, 2018 and 2017, respectively.

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

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal including legal and maintenance fees incurred for patent applications, audit and accounting services. General and administrative expenses decreased by 16% for the three months ended September 30, 2018 compared to the same period in the previous financial year and increased by 5% for the nine months ended September 30, 2018 compared to the same period in the previous financial year.

The year-to-date increase in part is based upon separation payments made to certain staff during the second quarter as part of management initiative to reduce expenditures. The resultant impact is cost savings during the current quarter.

General and administrative expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
General and administrative expenses	1,360,040	1,624,974	5,110,134	4,855,136

Interest Income

Interest income increased by 1,014% and 390%, respectively during the three and nine months ended September 30, 2018 and 2017 when compared to the same period in the previous financial year. The increase in interest income is generally attributable to the higher amount of funds available for investment noting that in addition to Australian currency, from this financial year, our U.S. denominated currency have been placed in term deposit accounts which generate interest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Interest income	175,643	15,772	365,542	74,625

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Interest expense	0	1,922	0	8,649

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The breakdown of the financing costs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	A$	A$	A$	A$
Interest expense	606,166	508,960	1,741,825	1,553,222
Warrants expense	36,226	51,994	104,096	158,672
Other debt issuance costs	92,554	124,659	272,148	377,434

	734,946	685,613	2,118,069	2,089,328

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Increase in financing costs is primarily a result of weakening of the AUD against the USD, noting that our loan is denominated in USD. For the three and nine month period ending September 30, 2018, the period-over-period foreign currency movements relative to the AUD dollar would have had a favorable impact (exclusive of hedging impact) of A$46,310 and A$33,281, respectively on our reported results.

Exchange gain

Exchange gain for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	A$	A$
Exchange gain	183,395	61,873	412,768	703,420

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

(a) Revenue Recognition

Revenue is measured based on a consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. In relation to the lump sum service fees, there are no further performance obligations of value affecting revenue being recognized.

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Nine Months Ended September 30,	Year Ended December 31,
	2018	2017
	A$	A$
Financial assets:
Cash and cash equivalents	28,531,432	26,259,918
Accounts receivables	4,902,417	4,397,268

Total financial assets	33,433,849	30,657,186

Debt:
Short term secured loan	20,660,753	0
Long term secured loan	0	19,029,076

Total debt	20,660,753	19,029,076

Net financial assets	12,773,096	11,628,110

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at September 30, 2018 or for the year ended December 31, 2017.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At September 30, 2018 and December 31, 2017, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no outstanding contracts as at September 30,, 2018 and December 31, 2017. We recognized gains of nil for the periods ended September 30, 2018 and December 31, 2017. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the periods ended September 30, 2018 and December 31, 2017. For further details, see Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Nine Months Ended September 30,	Year Ended December 31,
	2018	2017
	A$	A$
Cash and cash equivalents	28,531,432	26,259,918
Working capital	51,578,449	24,746,728
Ratio of current assets to current liabilities	2.76 : 1	3.97 : 1
Shareholders’ equity per common share	0.31	0.07

The movement in cash and cash equivalents and working capital during the above periods was primarily due to cash flows generated from/used in operations including outflows arising from the effort required to complete the products in development, servicing of the secured loan and the timing of payments and accruals in the ordinary course of business.

With the weakening of the AUD against the USD, our cash and cash equivalents position has improved as a large portion of our funds is held in USD denominated currency. There has been a significant improvement to our working capital position as a result of the recording of the lump sum service fee during the current quarter. A portion of this increase has been offset by the re-classification of the loan. This loan has been re-classed from non-current liabilities to current liabilities as at June 30, 2018 as it will be repaid within the next 12 months to the Lenders pursuant to the Credit Agreement.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	A$	A$
Cash provided by/(used in):
Operating activities	864,431	2,186,039
Investing activities	(306,087)	(997,503)
Financing activities	(256,410)	(334,044)

Net increase in cash and cash equivalents	301,934	854,492

Our net cash provided by operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, interest on our long term secured loan and general and administrative expenditure. A decline in our operating cash flow position is reflective of the decline in our total revenues (excluding lump sum service fees) and an increase in our operating costs and expenses.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and for the various continuous improvement program we are undertaking.

Our net cash used in financing activities in 2018 represents US$200,000 fee paid to the Lenders for the December 2017 Amendment whilst for 2017, it represents repayment of the short-term borrowing.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2018 are:

A$
Less than 1 year	410,281
1 – 3 years	52,942
3 – 5 years	14,112
More than 5 years	0

Total minimum lease payments	477,335

The above relates to our operating lease obligations in relation to the lease of our premises and certain office equipment.

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Our future contractual obligations at September 30, 2018 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	A$	A$	A$	A$	A$
Asset Retirement Obligations (1)	2,600,000	0	0	0	2,600,000
Operating Lease Obligations (2)	477,335	410,281	52,942	14,112	0
Purchase Obligations (3)	1,538,429	1,538,429	0	0	0
Short term secured loan (4)	20,660,753	20,660,753	0	0	0
Financing costs (5)	919,586	919,586	0	0	0
Other liability (6)	2,836,614	2,836,614	0	0	0
Other Long-Term Liabilities on Balance Sheet (7)	50,538	0	41,909	6,412	2,217

Total	29,083,255	26,365,663	94,851	20,524	2,602,217

(1)

Represents legal obligations associated with the retirement and removal of long-lived assets (making good of the premises the Company currently leases in Rowville). The current lease expires on March 31, 2019 and the Company has until December 31, 2018 to take up the option of extending the lease for another 5 years which is at its discretion. The Company is currently negotiating the lease extension of the Rowville facility.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2018, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1 Legal Proceedings

None.

Item 1A Risk Factors

The following risk factors supplement and, to the extent inconsistent, supersede the risks discussed in Part I, Item 1A – “Risk Factors” in the Annual Report. Investing in our shares or CDIs involves a high degree of risk. Before you invest in our shares or CDIs, you should understand the high degree of risk involved. You should carefully consider the following risks and other information in this Form 10-Q and the risks discussed in Part I, Item 1A – “Risk Factors” in the Annual Report and the other information in the Annual Report, including our financial statements and related notes appearing in this Form 10-Q and in the Annual Report, before you decide to invest in our shares or CDIs. If any of the events described herein or therein actually occurs, our business, financial condition and operating results could be harmed. In such an event, the market price of our CDIs would likely decline and you could lose part or all of your investment.

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

We have received notice from the LifeScan of LifeScan’s exercise of its right to convert, or “buy out,” its obligation to pay quarterly service fees to us under the Master Services and Supply Agreement. Accordingly, LifeScan is obliged to continue to pay quarterly service fees to us for the balance of the 2018 LifeScan financial year (as defined in Johnson & Johnson’s internal accounting policies and procedures, which ends on the last Sunday of the calendar year). Promptly after the end of the 2018 LifeScan financial year, LifeScan will calculate and within forty-five (45) days pay to us a one time lump sum service fee to convert or “buy out” its obligation to pay future quarterly service fees. After payment of the lump sum service fee, either of LifeScan or us may provide notice of termination of the Master Services and Supply Agreement after payment of the lump sum service fee. Unless we are engaged to provide additional services to LifeScan, following receipt of the lump sum service fee we will cease to receive cash flows under the Master Services and Supply Agreement irrespective of whether that agreement is terminated. We have not provided services under the Master Services and Supply Agreement to LifeScan for over three years. Platinum Equity announced that it had completed its acquisition of LifeScan from Johnson & Johnson on October 1, 2018. As a result, there is further uncertainty whether we will be engaged for further services in the future.

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

The majority of our products and services revenue has historically been derived from LifeScan. Despite our relationship with Siemens and our plans to develop and commercialize own product, we do not currently have, and may never have, other contracts in place or products in the market, generating similar or material revenues. Although the Siemens Xprecia StrideTM Coagulation Analyzer was released in Europe in December 2014 and initial sales activities commenced in the United States in May 2017, sales of the product are currently comparatively low and are not sufficient to offset our current level of expenditure. We are in discussions with Siemens regarding product profitability (performance of the product currently in market) and R&D expenditure (majority of the costs continue to be borne by us). Our own product is still in development requiring significant additional development expenditure. We do not currently, and may never, generate revenue from our own product in development. As a result, following receipt of the lump sum service fee we will have increased reliance on revenues from Siemens and could in the future face substantial liquidity problems and may be forced to restructure our operations, dispose of material assets or operations, or seek to obtain equity capital, or indebtedness to fund our operations, or undertake a combination of the foregoing actions.

If Siemens withdraws the product or does not submit purchase orders for a certain amount of product, our manufacturing capacity may not be fully utilized and we will lose the revenue opportunity from the product. If this occurs, we will be faced with surplus capacity in our manufacturing operations and our revenues will decline. Further, Siemens may obtain the right to manufacture product or have a third party manufacture product on its behalf if certain events occur (for example, insolvency, failure to supply). The Supply Agreement with Siemens may also be terminated as a result of either party defaulting on its material obligations. If any of these circumstances arise, we would cease to have the potential to receive manufacturing revenues from the sale of product purchased by Siemens.

An important part of our strategy is to seek to enter into other collaborative arrangements or strategic alliances with respect to the development and commercialization of specific tests or in specific fields.

Our Credit Agreement has financial and non-financial covenants, and default of any covenant could materially adversely impact us.

On December 19, 2013 UBI and UBS entered into a credit agreement with Athyrium Opportunities Fund (A) LP, as administrative agent (the “Administrative Agent”) and as a lender, and Athyrium Opportunities Fund (B) LP as a lender (Athyrium A and Athyrium B together with any other lenders party thereto from time to time, the “Lenders”), which was amended on January 30, 2015 and on December 29, 2017, for a secured term loan of up to US$25,000,000 (the “Credit Agreement”). A first tranche loan of US$15,000,000 was drawn on December 2013 and UBI elected not to draw down the additional US$10,000,000. Unless the facility is otherwise terminated earlier pursuant to the terms of the Credit Agreement, UBS is required to repay the outstanding principal amount of the loans drawn down, together with all accrued and unpaid interest thereon and all other obligations on July 1, 2019 (the “Maturity Date”). Receipt of the lump sum service fee from LifeScan will constitute an “extraordinary receipt” under the Credit Agreement and as a result the loan will be repayable upon receipt of the LifeScan lump sum fee, which is expected to occur within 45 days following the end of LifeScan 2018 financial year. We expect to repay the loans upon receipt of the lump sum service fee from LifeScan. The Credit Agreement is secured by substantially all of the assets of UBS and UBI, including the stock in UBS and HRL. The obligations of UBS under the Credit Agreement are guaranteed by UBI and HRL.

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

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

Date: October 30, 2018	By:	/s/ Rick Legleiter
Rick Legleiter
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: October 30, 2018		Salesh Balak
Principal Financial Officer