Form 10-K
period 2018-12-31
UNIVERSAL BIOSENSORS INC
filed 2019-02-22
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was A$28,184,504 (equivalent to US$20,831,167) as of June 30, 2018.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 13, 2019:

Title of Class	Number of Shares
Common Stock, par value US$0.0001 per share	176,939,470

Documents incorporated by reference:

Certain information contained in the registrant’s definitive Proxy Statement for the 2019 annual meetings of stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Information contained on pages F-2 through F-46 of our Annual Report to Stockholders for the fiscal year ended December 31, 2018 (our “2018 Annual Report”) is incorporated by reference in our response to Items 7, 7A, 8 and 9A of Part II.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, our customers and partners’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our business and product development strategies;

•	our expectations with respect to collaborative, strategic or distribution arrangements;

•	our expectations with respect to the timing and amounts of revenues from our customers and partners;

•	our expectations with respect to the services we provide to, and the development projects we undertake for, our customers and partners;

•	our expectations with respect to regulatory submissions, clearances, market launches of products we develop or are involved in developing;

•	our expectations with respect to sales of products we develop or are involved in developing and the quantities of such products to be manufactured by us;

•	our expectations with respect to our research and development programs, the timing of product development and our associated research and development expenses;

•	the ability to protect our owned or licensed intellectual property; and

•	our estimates regarding our capital requirements, the sufficiency of our cash resources, our debt repayment obligations and our need for additional financing.

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

We were incorporated in the State of Delaware on September 14, 2001 and our shares of common stock in the form of CHESS Depositary Interests (“CDIs”) have been quoted on the Australian Securities Exchange (“ASX”) since December 13, 2006. Our securities are not currently traded on any other public market. Our wholly owned subsidiary and primary operating vehicle, Universal Biosensors Pty Ltd (“UBS”) was incorporated as a proprietary limited company in Australia on September 21, 2001. UBS conducts our primary research, development and manufacturing activities in Melbourne, Australia. A subsidiary of UBS, Hemostasis Reference Laboratory Inc. (“HRL”) was incorporated in British Columbia, Canada on November 30, 2016. HRL conducts coagulation testing and calibration services for products we manufacture as well as for other customers in Hamilton, Canada.

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

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS by LifeScan, Inc. and other third party licensors. The Company’s first global strategic partnership was established with LifeScan in diabetes care. We developed a blood glucose product with LifeScan (“OneTouch Verio®”) which as of December 31, 2018 was available in countries that represent over 90% of the world self-monitoring blood glucose market. During 2018, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to UBS. Accordingly, we will not receive any further quarterly service fees beyond 2018 and we do not expect to receive any further revenues from LifeScan unless we enter into a new agreement with LifeScan in the future. In October 2018, Platinum Equity acquired LifeScan, Inc. from Johnson & Johnson. Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe.

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is on the coagulation testing market.

We have, since 2012 worked with Siemens Healthcare Diagnostics Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation testing market, pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark on December 9, 2014 and US Food and Drug Administration (“FDA”) clearance on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available in the United States, Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and further tests still in development for Siemens. In addition, for part of the year, UBS was engaged in point-of-care coagulation product development for the consumer, home testing market which could be distributed globally. In order to reduce expenditures and manage cash flow, management suspended development spending on the company’s “in house” coagulation test device and redirected those engineering and science resources to the Siemens program development initiatives.

We are required to file a Form 10-K as a result of UBI being registered under the U.S. Securities and Exchange Act of 1934, as amended.

Our Strategy

We are a specialist medical diagnostics company focused primarily on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. In addition, we own, manage and operate a hemostasis laboratory. Key aspects of our strategy for generating shareholder value include:

•

executing on our existing business activities, including undertaking research and development activities for our customers and partners, manufacturing products and providing development and support services including providing laboratory services, to our customers and partners;

•

extending and demonstrating the broader application of our technology and seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to specific tests or specific fields;

•	participating in healthcare markets across the globe; and

•	identifying and pursuing related opportunities for growth.

Plan of Operations for the Remainder of the Fiscal Year Ending December 2019

Our plan of operations over the remainder of the fiscal year ending December 2019 is to:

•

seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields, particularly in light of the determination by LifeScan to exercise its right to buy out its obligation to pay us future quarterly service fees and our expectation that we will not continue to collaborate with LifeScan going forward;

•	manufacture products;

•	undertake research and development work for our customers and partners;

•	provide the necessary post-market support for our customer and partner;

•	provide laboratory services for our customers and partners;

•	demonstrate the broader application of our technology platform for markets with significant commercial potential; and

•	identify, investigate and evaluate inorganic growth options within the overall strategic initiatives.

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

Point-of-care tests in development and partnering strategy

We are also working to demonstrate the broader application of our technology platform for markets with significant commercial potential. To date, we have developed a blood glucose test with LifeScan and a coagulation Prothrombin Time International Normalized Ratio (“PT-INR”) test with Siemens, both of which are now sold by LifeScan and Siemens, respectively. Assuming neither we nor Siemens terminates the Collaboration Agreement, we intend to continue to work with Siemens to develop other test strip and analyzer products for the point-of-care coagulation market.

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

On February 8, 2019, we entered into a term sheet agreement with UBS and Siemens (the “Term Sheet Agreement”). The Term Sheet Agreement provides that we have agreed to negotiate with UBS and Siemens in good faith for a specified period (subject to extension if mutually agreed) possible modifications to our commercial relationship, including the Collaboration Agreement and Supply Agreements. Under the term sheet agreement, our obligations, as well as those of UBS and Siemens, to apply commercially reasonable efforts and to apply reasonably necessary resource to certain research and development activities under the Collaboration Agreement have been suspended pending the outcome of the negotiation. Under the Term Sheet Agreement, we and UBS have also agreed to not make any dividend payments or similar distributions, or engage in M&A transactions (subject to an exception which would allow us and UBS to enter into M&A transactions where the directors of either company determine, in good faith, that not proceeding with such a transaction would be inconsistent with their fiduciary duties).

On September 21, 2018 LifeScan exercised its right to convert its obligation to pay quarterly service fees to us. We received the lump sum service fees of US$31,503,880 (equivalent to A$44,635,704) from LifeScan on February 18, 2019, which are restricted as described above pursuant to the Term Sheet Agreement with Siemens. We assessed if any amount of the lump sum service fees were attributable to the remaining obligation under the Master Services and Supply Agreement that states that LifeScan could require us to provide manufacturing services at our Rowville facility to recommence production of glucose strips. We conclude that this obligation has no fair value attributable to it due to (i) high set-up costs to recommence manufacturing, (ii) the required lead time to gain regulatory compliance, and (iii) the fact there is deemed to be no commercial rationale for LifeScan to request us to recommence glucose-strip manufacturing on the basis of current information. As such, the lump sum service fee revenue has been fully recognized this fiscal year and no revenue has been deferred. As LifeScan has exercised its right to convert its obligation to pay quarterly service fees to us, beyond 2018 we will not be receiving any quarterly services fees from LifeScan. After the payment of the one-time lump sum service fee, LifeScan has the ability to terminate the Master Services and Supply Agreement with 12 months’ notice.

Facilities

Universal Biosensors Pty Ltd leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. We have had ISO 13485 certification continuously at that site since May 2007. The lease for 1 Corporate Avenue expires on March 31, 2022 with an option to renew the lease for two further terms of three years each.

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

Dependence on single customer

In 2018, we continued to receive a significant portion of our revenue from LifeScan. All revenue from products was recognized in connection with the manufacture of the test strips for Siemens’ Xprecia StrideTM Coagulation Analyzer. During 2018, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to UBS. Accordingly, we will not receive any further quarterly service fees beyond 2018 and we do not expect to receive any further revenues from LifeScan unless we enter into a new agreement with LifeScan in the future.

	Years Ended December 31,
	2018	2017
	A$	A$
Home country - Australia	490,962	294,717

Foreign countries
- U.S.A.	1,428,350	1,131,772
- Germany	1,603,817	3,641,781
- Switzerland	66,084,950	20,057,644
- Canada	238,056	222,229
- Other	101,817	137,854

Total - foreign countries	69,456,990	25,191,280

Total income	69,947,952	25,485,997

% of total income derived from - LifeScan	94%	79%
- Siemens	3%	18%
- Other	2%	3%

In 2018, revenue from services was primarily represented by the lump sum service fees, which are restricted pursuant to the Term Sheet Agreement with Siemens, and the quarterly service fees from LifeScan.

We did not have any significant backlog orders as of December 31, 2018 and 2017.

Competitive conditions of our business

Siemens is responsible for all sales and marketing decisions with respect to the products we develop for them and for any decision to introduce the products to new territories and the timing of those decisions. In December 2014, Siemens received the CE mark for sale of the Xprecia StrideTM Coagulation Analyzer in Europe and initiated a limited release in Europe. On October 4, 2016, Siemens received regulatory clearance from the US FDA to sell the Xprecia Stride™ Coagulation Analyzer in the US and initiated sales activities in the US in May 2017.

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

Core to our business strategy is the extension of our intellectual property platform to enable other tests currently done in the central laboratory to be migrated to the point-of-care settings. Our belief is that much testing done in the central lab can be more efficiently and profitably performed at the point-of-care. With the exception of blood glucose testing, most point-of-care testing is currently conducted in professional settings. The healthcare professional has a choice and can request tests from a central laboratory, or services provider, or choose to have the test performed at the point-of-care. Thus we face competition not just from other companies active in the point-of-care space, but also the providers of testing who operate in centralized settings. Further our belief is that self-service, home, point-of-care testing can be more efficient and at lower cost to the healthcare system and directly involve the patient in their medical information collection and healthcare decision making.

Employees

At February 13, 2019, the total number of employees we had was 84 of which 50 were full time employees in our facilities, spanning production, engineering, operations, quality and regulatory, research and development and administration.

Available Information

We are required to file a Form 10-K as a result of UBI being registered under the U.S. Securities and Exchange Act of 1934, as amended.

We file annual and quarterly reports, proxy statements and other information with the SEC, copies of which are available on ASX. Our public filings (including our Annual Report on Form 10-K and proxy statement) are also available at the website maintained by us at http://universalbiosensors.com and the SEC at http://www.sec.gov.

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

As a result of LifeScan having exercised its right to convert its obligation to pay quarterly service fees to us and to deliver one final lump sum payment, we do not expect to receive revenues from LifeScan in the future, and if we do not replace those revenue streams with others pursuant to the development of new products and/or establishing new partnerships, our results of operations will be materially adversely affected.

On September 21, 2018, LifeScan exercised its right to convert its obligation to pay quarterly service fees to us under the Master Services and Supply Agreement. Following receipt of the lump sum service fee on February 18, 2019, which is restricted pursuant to the Term Sheet Agreement with Siemens, the Master Services and Supply Agreement ceased to be a material agreement to us and either LifeScan or us may determine to terminate that agreement without material consequence to us. Effectively, neither party is or will be continuing to perform any services under that Agreement going forward. Accordingly, if we are unable to replace the revenues we previously received from LifeScan with revenues from new customers and/or relationships with new strategic partners, we expect this will severely and adversely affect our financial results, business and business prospects and the future of our research and development activities. Amongst other things, it would seriously restrict or eliminate our ability to develop and commercialize our own tests and our ability to grant further sublicenses, which would restrict or eliminate our commercialization opportunities.

If any of our key contracts are terminated, or if counterparties to our key contracts do not meet their performance obligations under those contracts, our business would be severely harmed and development and commercialization opportunities restricted or eliminated.

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

On February 8, 2019, we entered into the Term Sheet Agreement with UBS and Siemens. The Term Sheet Agreement provides that we have agreed to negotiate with UBS and Siemens in good faith for a specified period (subject to extension if mutually agreed) possible modifications to our commercial relationship, including the Collaboration Agreement and Supply Agreements. Under the Term Sheet Agreement, us and UBS have agreed to not make any dividend payments or similar distributions, or engage in M&A transactions (subject to an exception which would allow us and UBS to enter into M&A transactions where the directors of either company determine, in good faith, that not proceeding with such a transaction would be inconsistent with their fiduciary duties). Under the term sheet agreement, our obligations, as well as those of UBS and Siemens, to apply commercially reasonable efforts and to apply reasonably necessary resource to certain research and development activities under the Collaboration Agreement have been suspended pending the outcome of the negotiation. As is common with these types of agreements, potential outcomes of negotiation may include but are not limited to changes in the business relationship. Our inability to reach an agreement with Siemens could affect future performance by either party under the agreement, could lead to the termination of the various agreements, litigation or could result in other disputes, which may have a material adverse effect on our business, financial condition and results of operations.

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

Siemens controls the registration and commercialization of the point-of-care coagulation tests we have been developing with them.

Subject to the terms of the Collaboration Agreement, Siemens controls the registration and commercialization of the point-of-care coagulation tests we have been developing with them. Decisions made by Siemens with respect to registration and commercialization affect the extent and timing of revenues to us under the Collaboration Agreement and Supply Agreement. Siemens may determine not to continue with the commercialization of the product which may have a material adverse effect on our business and financial position. Similarly, Siemens controls the decision whether or not to continue the development of the remaining tests in development and, if development is successful, the decision to launch those tests and, if launched, the timing of such launch, the jurisdictions in which the product will be launched and the nature of any such launch. As a result of factors related to the product (such as technical and development hurdles, delays and performance), Siemens may choose not to continue the development of one or more of the remaining tests in development. Even if development is successful, it may choose not to launch one or more of such products, it may choose to launch in a limited number of jurisdictions, may delay the launch, or its sales and marketing efforts to commercialize may not be successful, all of which may render prior development efforts unproductive and worthless and would reduce or eliminate our revenues from product sales and/or manufacturing which may have a material adverse effect on our business and financial position.

Our products may not be successful in the marketplace.

Our success and the success of products that we are involved in developing is ultimately dependent on the level of continued market acceptance and sales of those products. Continued market acceptance will depend on, amongst other things, the ability to provide and maintain evidence of safety, efficacy and cost effectiveness of the products, the advantages and profile over competing products, the level of support from clinicians, the relative convenience and ease of use, cost-effectiveness compared to other products, the availability of reimbursement from national health authorities, the timing of regulatory clearances and market introduction and the success of marketing and sales efforts by our customers and partners. Additionally, it is difficult to determine the market opportunity for new technologies and our estimates may not accurately reflect the actual demand in the target markets or new competitive product introductions may disrupt current market conditions and decrease our commercial opportunities and impact on our revenue.

Our commercial opportunity will be reduced or eliminated if the size of the market opportunity is less than we expect or if our competitors develop and commercialize products that are safer, more effective, more convenient, less expensive, or reach markets sooner or are marketed better than products that we are involved in developing or are currently being marketed by our partners.

The coagulation test strips for the Xprecia StrideTM Coagulation Analyzer which we developed with Siemens were first released in Europe in December 2014. This product represents Siemens’ first entry into this point-of-care coagulation testing market and sales of the product are currently comparatively low and accordingly we have a limited track record of market acceptance of the product. Revenues derived from the sale of this product were significantly lower in 2018 than in 2017 and we do not expect sales to increase significantly in 2019. Further, there can be no guarantee this product, or any of the other products in development, will gain market share in a timely fashion (or at all). Competitors such as Roche Diagnostics have well established brand recognition, sales and marketing forces, product development programs and have significant resources available to support their products.

Although the Xprecia StrideTM Coagulation Analyzer was released in Europe in December 2014 and initial sales activities commenced in the United States in May 2017, since those dates, sales of the product have been comparatively low and accordingly we have a limited track record of market acceptance of the product. If Siemens withdraws the product or does not submit purchase orders for a certain amount of product, our manufacturing capacity may not be fully utilized. If this occurs, we will be faced with surplus capacity in our manufacturing operations and our revenues from this product will decline or be eliminated. Further, Siemens may obtain the right to manufacture product or have a third party manufacture product on its behalf if certain events occur (for example, insolvency, failure to supply). The Supply Agreement with Siemens may also be terminated as a result of either party defaulting on its material obligations. If any of these circumstances arise, we would cease to have the potential to receive manufacturing revenues from the sale of product purchased by Siemens.

Likewise, we cannot be sure that any other products we are involved in developing will be successful in the marketplace or will secure and maintain adequate market share.

Our ability to be or maintain profitability in the future will be adversely affected if any of the products that we are involved in developing fail to achieve or maintain market acceptance or compete effectively in the market place. It may render prior development efforts unproductive and worthless and would reduce or eliminate our revenues from product sales and/or manufacturing and may have a material adverse effect on our business and financial position.

Quarterly service fees from LifeScan have historically represented a significant proportion of our revenue.

On September 21, 2018, LifeScan exercised its right to convert its obligation to pay quarterly service fees to us under the Master Services and Supply Agreement. Following receipt of the lump sum service fee, which is restricted pursuant to the Term Sheet Agreement with Siemens, the Master Services and Supply Agreement ceased to be a material agreement to us and either LifeScan or us may determine to terminate that agreement without material consequence to us.

The majority of our products and services revenue has historically been derived from LifeScan. LifeScan has exercised its right to buy out, or “convert,” its obligation to pay quarterly service fees, which are no longer payable. We do not currently receive meaningful revenues from other collaborative arrangements or strategic alliances with third parties and there is a substantial risk that we may not be able to replace the LifeScan revenues with other revenues that are sufficient to fund our operating needs.

Deviations from expected results of operations and/or expected cash requirements could adversely affect our financial condition and results of operations.

Our principal current sources of liquidity are the cash received in the form of the lump sum service fee from LifeScan, which is restricted pursuant to the Term Sheet Agreement with Siemens, along with cash flows from operations and existing cash and cash equivalents. Our operating activities have historically provided a proportion of cash to fund our working capital requirements and, together with the lump sum service fee, are expected to be sufficient to fund our operating needs and capital requirements for at least the next twelve months, based on current assumptions regarding the amount and timing of such expenditures and anticipated cash flows. Any significant deviation in actual results from our expected results of operations, any significant deviation in the amounts or timing of material expenditures from current estimates, the termination of any of our key commercial contracts with Siemens, or other significant unanticipated expenses could have a material adverse effect on our financial condition and/or may result in the need for debt or equity financing.

We cannot guarantee that shareholders will in the near term derive immediate value from the lump sum payment we expect to receive from LifeScan.

We have not yet determined whether we will use any or a portion of the cash received from LifeScan to make a dividend payment to our shareholders or re-invest those amounts in research and development. Further, our ability to make any such dividend payment is currently limited by the terms of our Term Sheet Agreement with Siemens. Accordingly, we cannot guarantee that shareholders will derive value in the near term, in the form of an increase in our stock price or a dividend, as a result of our receiving the lump sum payment from LifeScan.

Our business strategy may involve entering into collaborative arrangements with other companies and there is a risk that we will not be able to enter into collaborative arrangements with respect to our products.

Our business strategy has historically involved demonstrating the broader application of our technology platform for a number of different products/technologies and then entering into collaborative arrangements, licensing agreements, strategic alliances or distribution arrangements for these products/technologies. We have not established any internal product sales and marketing capacity and to achieve commercial success we must enter into and maintain successful arrangements with others to sell, market and distribute products that we are involved in developing.

In order to reduce expenditures and manage cash flow, management has suspended development spending on our “in house” coagulation test device and redirected those engineering and science resources to the Siemens program development initiatives. As a result, efforts to enter into collaborative arrangements, licensing agreements, strategic alliances or distribution arrangements for these products have likewise been suspended and any potential revenues from such arrangements have consequentially been delayed.

Even if we recommence development activities, we may not be able to enter into such collaborative arrangements, licensing arrangements, strategic alliances or distribution arrangements in a timely fashion and on acceptable terms, if at all. Our ability to enter into collaborative, strategic or distribution arrangements will suffer if the technologies developed by us are not perceived as being comparable or superior to established laboratory methods or other products.

If we do not recommence development efforts on our own product and/or we are unable to enter collaborative or distribution arrangements with respect to certain of our products/technologies, we may have to change strategy, delay, reduce the scope of or eliminate some or all of our development programs or liquidate some or all of our assets or seek to raise additional capital. As a result, we may not be able to pursue what we consider to be worthwhile commercial opportunities and significant monies and management time invested may be rendered unproductive and worthless. Our inability to enter collaborative or strategic arrangements would thus have a material adverse effect on our business and financial position.

Entering into collaborative arrangements with respect to our products will expose us to risks and uncertainties related to those collaborations and partners thereto.

To the extent we complete development of our products in development and are able to enter into additional collaborative or strategic arrangements with respect to such products, we will be exposed to risks and uncertainties related to those arrangements. We may be required to relinquish important rights such as marketing and distribution rights and the customer or partner will generally make the key decisions on product choice, regulatory clearances, product launch, product manufacture and marketing and promotion. Decisions made by our partner with respect to the commercialization of the products we develop with them will significantly affect the extent and timing of revenues to us. Collaborative arrangements, licensing agreements or strategic or distribution arrangements will subject us to a number of risks, including the risk that:

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

Our revenues may decline and/or our costs may increase, either of which could result in reduced margins, which would have a material adverse effect on our business and financial position. The primary factors that pose this risk include selling prices, increased manufacturing costs and currency fluctuations.

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

Our agreements with our product development and manufacturing customers to date have contained milestone based payments, many of which are payable upon the achievement of technical development milestones. Such milestone payments may not cover the cost of our research and development activities. In the event we are not successful in achieving the relevant development milestone, we will not receive the milestone payments associated with the milestone which would have an adverse effect on our revenue and financial position. The determination of whether a milestone has been achieved may also be the subject of a dispute with our customer. Certain of our milestones under our various agreements have been pre-paid by our customers or partners. In the event we are not successful in achieving the relevant development and regulatory milestone, the milestone payments will need to be repaid based upon the specific circumstances and conditions. Furthermore, if we are unable to develop a product for a customer, it may eliminate an important revenue stream for us which may result in us not being profitable, or trigger dissolution of partnerships or collaborative relationships.

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

The market for in vitro diagnostics is intensely competitive, price sensitive and subject to rapid change. We and our customers and partners may be unable to accurately anticipate changes in the markets and the direction of technological innovation and the demands of end users, competitors may develop improved technologies and the market place may conclude that our products are obsolete. Our larger competitors enjoy several competitive advantages including significantly greater financial resources, greater brand recognition, greater expertise in conducting clinical trials, obtaining regulatory clearances and managing manufacturing operations, and greater experience in product sales and marketing. Early-stage companies may also prove to be significant competitors.

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

Our operations may not be profitable, particularly in the near term.

Whilst we have made a small profit for the 2016 financial year, a small loss for the 2017 financial year and a profit in the 2018 year by virtue of the recognition of the lump sum service fee from LifeScan, which is restricted pursuant to the Term Sheet Agreement with Siemens, our operations may not be profitable in the future. To date, we have funded our operations and capital expenditures from revenue from quarterly service fees from LifeScan and the sale of other products and provision of services and with proceeds from the sale of our securities, debt financing, government grants and rebates including the research and development tax incentive income and interest on investments. After 2018 we will no longer have the benefit of quarterly service fees from LifeScan and the revenue from the sale of other products and provision of services will only fund a small portion of our operating expenses. Our revenues from the sale of our Xprecia Stride product by Siemens were significantly lower in 2018 than in 2017 and we do not expect that those revenues will increase significantly or at all in 2019. We may also require additional capital to fund our business operations, which may not be available on acceptable commercial terms, or at all.

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

Our principal sources of liquidity are cash flows from operations (revenue from services and product sales). We have also financed our business operations through government grants and rebates, including the refundable tax offset (“tax incentive income”). The refundable tax offset is one of the key elements of the Australian Government’s support for Australia’s innovation system and if eligible, provides the recipient with cash based upon our eligible research and development activities and expenditures. For the years ended December 31, 2017 and 2018 we were not eligible for refundable tax offset as our aggregate turnover exceeded A$20 million. We are however eligible to claim a non-refundable tax offset as part of the current year tax computation. There can be no assurance that we will qualify and be eligible for such incentives or that the Australian Government will continue to provide incentives, offsets, grants and rebates on similar terms or at all. We expect our revenue to be less than A$20 million in 2019.

The loss of a key employee or the inability to recruit and retain high caliber staff to manage future anticipated growth could have a material adverse effect on our business.

As with most growth companies, our future success is substantially dependent on our key personnel. Certain key personnel would be difficult to replace and the loss of any such key personnel may adversely impact the achievement of our objectives. Our ability to operate successfully and manage the business depends significantly on attracting and retaining additional highly qualified personnel. The loss of any key personnel may be disruptive or have a material adverse effect on the future of our business. We have recently experienced a number of staff changes and a significant number of employees resigned or sought new opportunities in 2018. Effective succession planning is important for our long-term success and failure to ensure effective transfers of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. The competition for qualified employees in scientific research and medical diagnostic and laboratory industries is particularly intense and there are a limited number of persons with the necessary skills and experience.

Our primary development and manufacturing operations are conducted at a single location. Any disruption at our facility could adversely affect our operations and increase our expenses.

Our primary operations are conducted at our Corporate Avenue facility in Melbourne, Australia. HRL also provides us with calibration services from its facilities in Hamilton, Canada. We take precautions to safeguard our facilities, including security, health and safety protocols and maintain applicable insurance. However, we may be impacted by cybersecurity risks, industrial action or operating equipment and facilities may not operate as intended or be unavailable as a result of unanticipated failures or other events outside of our control such as a natural disaster, fire, flood or earthquake or catastrophic breakdowns or deliberate acts of destruction. The occurrence of any of these events may restrict our ability to supply product or our ability to provide coagulation testing and calibration services, could cause substantial delays in our operations, damage or destroy our manufacturing and laboratory equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

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

We may be subject to increased U.S. taxation.

Pursuant to the new U.S. tax reform rules, we are subject to regulations addressing Global Intangible Low-Taxed Income (“GILTI”) effective from 2018. The GILTI rules are provisions of the U.S. tax code enacted as a part of tax reform legislation in the U.S. passed in December 2017. Mechanically, the GILTI rule functions as a global minimum tax for all U.S. shareholders of controlled foreign corporations (“CFCs”) and applies broadly to certain income generated by a CFC. The Internal Revenue Services in the U.S. (“IRS”) issued their first set of guidance on GILTI in September 2018 and is expected to provide further guidance on the treatment of GILTI. We continue to review the anticipated impacts of the GILTI rules and other legislation passed under the U.S. Tax Cuts and Jobs Act.

The price of our shares is highly volatile and could decline significantly.

Our shares of common stock in the form of CDIs were quoted on the ASX and began trading on December 13, 2006. The price of our shares is highly volatile and could decline significantly. The market price of our shares historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including collaboration and supply agreements and licensing agreements;

•	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan if additional financing becomes necessary;

•	future sales of our common stock or debt or convertible debt securities or other capital-raising activities, and the terms of those issuances of securities;

•	time to market and future revenue streams from product sales, if any, by our collaborative partners, and the extent of demand for, and sales of, our products;

•	the initiation of material developments in, or conclusion of disputes or litigation with our customers or partners or to enforce or defend any of our intellectual property rights or otherwise;

•	our results of operations and financial condition, including our cash reserves, cash burn and cost level;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize products;

•	the loss of key employees;

•	the introduction of technological innovations or other products by our competitors;

•	sales of a substantial number of CDIs by our large stockholders;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	issuance of shares by us, and sales in the public market of the shares issued, upon exercise of our outstanding warrants; and

•	period-to-period fluctuations in our financial results.

For example, from the initial quotation of our shares in the form of CDIs on the Australian Securities Exchange on December 13, 2006 until February 13, 2019, the closing price per share of our shares ranged from a low of A$0.14 during May 2014 to a high of A$2.02 during the first quarter of the 2010 fiscal year and was A$0.24 on February 13, 2019. We may experience a material decline in the market price of our CDIs, regardless of our operating performance and therefore, a holder of our shares may not be able to sell those shares at or above the price paid by such holder for such shares. Sales by our larger shareholders may create volatility, price pressure or impact how the value of our shares is perceived.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

UBS leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. The lease for the premises at 1 Corporate Avenue Rowville expires on March 31, 2022 with an option to renew the lease for two further terms of three years each.

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

If the volume of strips to be manufactured continues to be low, we may need to consider a more appropriate sized facility.

HRL leases approximately 482 square meters of office and laboratory facilities at 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario. The lease for 711 Concession Street expires on January 31, 2020 with 2 further options to renew each for 5 years. Either HRL or its landlord can terminate the lease early by giving 6 months’ notice.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings pending against us.

We have entered into a Term Sheet Agreement with Siemens as described above under Business – Principal Products and Services. Our inability to reach an agreement with Siemens could affect future performance by either party under the Agreement, could lead to the termination of the Agreement, or could result in other disputes or claims for damages which will have a material adverse effect on our business, financial condition and results of operations.

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

Security details

As of February 13, 2019, there were 176,939,470 shares of our common stock issued and outstanding and 15,060,217 employee options that are exercisable for an equivalent number of shares of common stock (7,417,221 of which were exercisable or exercisable within 60 days thereafter). All of our issued and outstanding shares of common stock are fully paid.

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

Holders

Currently, CDN holds the majority of our shares on behalf of and for the benefit of the holders of CDIs. The balance of the shares are held by certain of our employees generally as part of our restricted employee share scheme. Set out below is the aggregate number of our registered holders of CDIs and shares at the specific date below:

Date	Total Number of Registered Holders	Number of Holders that are United States Residents
At February 13, 2019	1,518	11

Dividends

To date, we have not declared or paid any cash dividends on our shares or CDIs. Our ability to pay dividends is currently restricted by the terms of our pending Term Sheet Agreement with Siemens described above under “Business—Principal Products and Services.”

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

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price		Proceeds Received (A$)
2017
April	3,332	A$	0.23	766
August	41,667	A$	0.00	0
October	66,667	A$	0.00	0

	111,666			766

2018
July	251,667	A$	0.00	0
August	251,667	A$	0.00	0
November	50,000	A$	0.00	0

	553,334			0

The funds have been and will be used for working capital requirements including the continued development of our existing pipeline of point-of-care tests and to identify and develop additional tests.

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

The table below sets forth the restricted shares issued by the Company within the past two financial years:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
December, 2018	191,636	45,993

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price (A$)
Balance at December 31, 2017	492,749	0.31
Granted	191,636	0.24
Release of restricted shares	(373,139)	0.31

Balance at December 31, 2018	311,246	0.28

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

There were no repurchases of equity securities in 2018.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our 2018 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages F2 to F17.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We refer you to the “Consolidated Balance Sheets”, “Consolidated Statements of Comprehensive Income/(Loss)”, “Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)”, “Consolidated Statements of Cash Flows”, and “Notes to Consolidated Financial Statements”, on pages F19 through F46, and “Report of Independent Registered Public Accounting Firm” on page F18 of this 2018 Annual Report.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on this evaluation, our management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

/s/ Rick Legleiter	/s/ Salesh Balak
Rick Legleiter	Salesh Balak
Principal Executive Officer	Principal Financial Officer

February 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Being a smaller reporting company and emerging growth company, the Independent Registered Public Accounting Firm is not required to test or report on the effectiveness of internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding our directors and executive officers is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders in 2019 (the “2019 Proxy Statement”) under the caption “Management of the Company.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act” is incorporated by reference to the 2019 Proxy Statement under the caption “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information regarding the procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to the 2019 Proxy Statement under the caption “Management of the Company – Board Committees – Remuneration and Nomination Committee.” There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The information required by this item regarding our Audit and Compliance Committee is incorporated by reference to the 2019 Proxy Statement under the caption “Management of the Company – Board Committees – Audit and Compliance Committee.”

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2019 Proxy Statement under the captions “Management of the Company – Compensation of Directors”, “Executive Compensation” and “Management of the Company – Board Committees – Compensation Committee Interlocks and Insider Participation.”

Discussions on the frequency of the shareholder advisory votes on executive compensation are incorporated by reference to the 2019 Proxy Statement under the caption “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The information regarding “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to our 2019 Proxy Statement under the caption “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the 2019 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and “Management of the Company.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2019 Proxy Statement under the caption “Independent Public Accountants – Audit Fees.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)(1)	Financial Statements

The following financial statements are incorporated by reference from pages F-18 through F-46 of our Annual Report to Stockholders for the fiscal year ended December 31, 2018, as provided in Item 8 hereof:

(a)(2)

Financial Statement Schedules – Schedule II—Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

(a)(3)	and (b) Exhibits – Refer below.

Exhibit Number	Description	Location

3.1	Amended and restated certificate of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.

3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.

10.1	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.

10.2	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.

10.3	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.

10.4	Employee Option Plan.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7.

10.5	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.

10.6	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement by and between Universal Biosensors Pty. Ltd., Universal Biosensors, Inc., and LifeScan, Inc. dated October 29, 2007 filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 as Exhibit 10.14 to our Annual Report on Form 10-K).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.7	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.4. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.8	Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated September 9, 2011.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 2011 as Exhibit 10.20. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.9	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.1. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.10	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.2. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.11	Supplemental Agreement – Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.12	Credit Agreement dated December 19, 2013 by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.1.

10.13	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.

10.14	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (A) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.3.

10.15	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (B) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.4.

10.16	Deed of Extension of Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd dated March 24, 2014.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 25, 2014 as Exhibit 10.34.

10.17	Amendment to Credit Agreement by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time dated January 30, 2015.	Incorporated by reference to our Current Report on Form 8-K filed on February 2, 2015 as Exhibit 10.1.

10.18	Letter agreement entitled “Conditional Prepayment of Milestones and other amendments” between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated March 9, 2016.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 21, 2016 as Exhibit 10.2.

10.19	Amendment to Collaboration Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics Inc. dated March 9, 2016.	Incorporated by reference to our Current Report on Form 8-K filed on March, 2016 as Exhibit 99.1.

10.20	Executive Service Agreement between Universal Biosensors Pty Ltd and Rick Legleiter dated 7 August 2017.	Incorporated by reference to our Current Report on Form 8-K filed on August 7, 2017 as Exhibit 10.1.

10.21	Amendment Number 2 and Consent to Credit Agreement by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time dated December 29, 2017.	Incorporated by reference to our Current Report on Form 8-K filed on January 3, 2018 as Exhibit 10.1.

13.0	Annual Report.	Filed herewith.

14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.0.

21.0	List of Subsidiaries.	Filed herewith.

24.0	Power of Attorney.	Included on signature page.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101	The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income/(Loss), (iii) the Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income/(Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16. Form 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Biosensors, Inc.
(Registrant)

Date: February 22, 2019	By:	/s/ Rick Legleiter
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rick Legleiter	Chief Executive Officer	February 22, 2019
Rick Legleiter	(Principal Executive Officer)

/s/ Salesh Balak	Chief Financial Officer	February 22, 2019
Salesh Balak	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Hoey	Director	February 22, 2019
David Hoey

/s/ Judith Smith	Director	February 22, 2019
Judith Smith

/s/ Marshall Heinberg	Director	February 22, 2019
Marshall Heinberg

/s/ Craig Coleman	Non-Executive Chairman and Director	February 22, 2019
Craig Coleman

Universal Biosensors, Inc.

2018 Annual Report

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

Our Business

We are a specialist medical diagnostics company focused primarily on the research, development and manufacture of in vitro diagnostic test devices for consumer and professional point-of-care use. In addition, we own, manage and operate a hemostasis laboratory. Key aspects of our strategy for increasing shareholder value include:

•

executing on our existing business activities, including undertaking research and development activities for our customers and partners, manufacturing products and providing development and support services including providing laboratory services, to our customers and partners;

•

extending and demonstrating the broader application of our technology and seeking to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to specific tests or specific fields;

•	participating in healthcare markets across the globe; and

•	identifying and pursuing related opportunities for growth.

Our plan of operations over the remainder of the fiscal year ending December 2019 is to:

•

seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields, particularly in light of the determination by LifeScan to exercise its right to buy out its obligation to pay us future quarterly service fees and our expectation that we will not continue to collaborate with LifeScan going forward;

•	manufacture products;

•	undertake research and development work;

•	provide the necessary post-market support for our customers and partners;

•	provide laboratory services for our customers and partners;

•	demonstrate the broader application of our technology platform for markets with significant commercial potential; and

•	identify, investigate and evaluate inorganic growth options within the overall strategic initiatives.

We were incorporated in the State of Delaware on September 14, 2001 and our shares of common stock in the form of CHESS Depositary Interests (“CDIs”) have been quoted on the Australian Securities Exchange (“ASX”) since December 13, 2006. Our securities are not currently traded on any other public market. Our wholly owned subsidiary and primary operating vehicle, UBS was incorporated as a proprietary limited company in Australia on September 21, 2001. UBS conducts our primary research, development and manufacturing activities in Melbourne, Australia. A subsidiary of UBS, Hemostasis Reference Laboratory Inc. (“HRL”) was incorporated in British Columbia, Canada on November 30, 2016. HRL conducts coagulation testing and calibration services for products we manufacture as well as for other customers in Hamilton, Canada.

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS by LifeScan and other third party licensors. The Company’s first global strategic partnership was established with LifeScan in diabetes care. We developed a blood glucose product with LifeScan (“OneTouch Verio®”) which as of December 31, 2018 was available in countries that represent over 90% of the world self-monitoring blood glucose market. During 2018, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to UBS. Accordingly, we will not receive any further quarterly service fees beyond 2018 and we do not expect to receive any further revenues from LifeScan unless we enter into a new agreement with LifeScan in the future. In October 2018, Platinum Equity acquired LifeScan, Inc. from Johnson & Johnson. Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

We are using our electrochemical cell technology platform to develop point-of-care testing systems for a number of different markets. Our current focus is on the coagulation testing market.

We have, since 2012 worked with Siemens Healthcare Diagnostics, Inc. (“Siemens”) in relation to a range of products for the point-of-care coagulation testing market, pursuant to a Collaboration Agreement with Siemens (“Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and US Food and Drug Administration (“FDA”) approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available in the United States, Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. Under the terms of a supply agreement with Siemens (“Supply Agreement”), UBS is the manufacturer of test strips for this product and further tests still in development for Siemens. In addition, for part of the year, UBS was engaged in point-of-care coagulation product development for the consumer home testing market which could be distributed globally. In order to reduce expenditures and manage cash flow, management suspended development spending on the company’s “in house” coagulation test device and redirected those engineering and science resources to the Siemens program development initiatives.

Results of Operations

Analysis of Consolidated Revenue

Our total revenue for the current financial year has increased compared to the 2017 financial year primarily as we recognized one-off revenue of A$44,635,704 as a result of the LifeScan lump sum service fees during the 2018 financial year.

In summary:

•	decrease in revenue from products due to prior year inventory buildup and lack of market penetration for the product;

•	weakening of the AUD against the USD and increase in the number of blood glucose strips sold by LifeScan has resulted in an increase in the quarterly service fees; and

•	increase in other services revenue primarily as a result of increase in HRL revenues.

During 2018, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to UBS. Accordingly, we will not receive any further quarterly service fees beyond 2018 and we do not expect to receive any further revenues from LifeScan unless we enter into a new agreement with LifeScan in the future.

On February 8, 2019, we entered into a Term Sheet Agreement with UBS and Siemens pursuant to which we have agreed to negotiate with UBS and Siemens in good faith for a specified period (subject to extension if mutually agreed) possible modifications to our commercial relationship, including the Collaboration Agreement and Supply Agreements. Under the term sheet agreement, our obligations, as well as those of UBS and Siemens, to apply commercially reasonable efforts and to apply reasonably necessary resource to certain research and development activities under the Collaboration Agreement have been suspended pending the outcome of the negotiation. Under the Term Sheet Agreement, we and UBS have also agreed to not make any dividend payments or similar distributions, or engage in M&A transactions (subject to an exception which would allow us and UBS to enter into M&A transactions where the directors of either company determine, in good faith, that not proceeding with such a transaction would be inconsistent with their fiduciary duties).

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia Stride™ Coagulation Analyzer we manufactured and sold to Siemens during the respective periods are as follows:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

	Years Ended December 31,
	2018	2017
	A$	A$
Revenue from products	1,672,321	4,066,929
Cost of goods sold	(1,607,340)	(3,014,995)

	64,981	1,051,934

Product contribution margin	4%	26%

The movement in revenues is primarily volume driven. Management is of the view that revenues increased in 2017 as a result of the full commercial launch by Siemens of the Xprecia StrideTM Coagulation Analyzer after successful completion of its limited release and inventory buildup for future sales. Due to the latter and as foreshadowed, the revenues during the current period are low. Management believes that the revenues will remain low until the Xprecia StrideTM Coagulation Analyzer gains meaningful market share. The volatile and low production margin from the sale of our PT-INR strips is reflective of lower throughput.

Revenue from Services

We provide various services to our customers and partners. The revenue is grouped into the following categories:

•

Product enhancement – a quarterly service fee based on the number of strips sold by LifeScan which falls within a valid claim of certain LifeScan patents is payable to us as an ongoing reward for our services and efforts to enhance the product;

•	Contract research and development – we undertake contract research and development on behalf of our customers and partners;

•	Lump sum service fees – this one-off fee is calculated by multiplying the LifeScan quarterly service fees for the 2018 financial year by two;

•	Other services – calibration services provided by HRL and other ad-hoc services provided on an agreed basis according to our customers and partners requirements.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Years Ended December 31,
	2018	2017
	A$	A$
Revenue from services:
Lump sum services fees	44,635,704	0
Quarterly service fees	21,378,404	19,992,641
Other services	1,770,485	1,131,710

	67,784,593	21,124,351
Cost of services	(904,139)	(936,213)

Net margin	66,880,454	20,188,138

Lump sum service fees – During the 2018 financial year, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to Universal Biosensors. The lump sum service fees has been calculated by multiplying the total quarterly service fees for the 2018 financial year by two and converting the same into AUD using the period end exchange rate. We assessed if any amount of the lump sum service fees were attributable to the remaining obligation under the Master Services and Supply Agreement that states that LifeScan could require us to provide manufacturing services at our Rowville facility to recommence production of glucose strips. We conclude that this obligation has no fair value attributable to it due to (i) high set-up costs to recommence manufacturing, (ii) the required lead time to gain regulatory compliance, and (iii) the fact there is deemed to be no commercial rationale for LifeScan to request us to recommence glucose-strip manufacturing on the basis of current information. As such, the lump sum service fee revenue has been fully recognized during the third quarter of 2018 and no revenue has been deferred. As LifeScan has exercised its right to convert its obligation to pay quarterly service fees to us, beyond 2018 we will not be receiving any quarterly services fees from LifeScan. After the payment of the one-time lump sum service fee, LifeScan has the ability to terminate the Master Services and Supply Agreement with 12 months’ notice.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Quarterly service fees – The quarterly service fees from LifeScan, as reflected below, increased by 7% in 2018 when compared to 2017 reflecting primarily the weakening of the AUD against the USD and increase in volume.

	Years Ended December 31,
	2018	2017
	Millions	Millions
No. of strips sold	1,766.93	1,727.29
Quarterly service fees - USD	15.75	15.45
Quarterly service fees - AUD	21.38	19.99

The quarterly service fee for each quarter in a LifeScan financial year is calculated based on the number of OneTouch Verio® blood glucose test strips sold in such LifeScan financial year as follows: US$0.0125 per strip for the first 500 million strips sold in a financial year and US$0.0075 per strip for sales in excess of 500 million strips in such financial year. Quarterly service fees are reported and paid by LifeScan in USD. Accordingly, revenues recognized by us from quarterly services fees paid by LifeScan were impacted by the movement of the AUD against the USD over the periods covered above. Revenue from quarterly service fees were up 5% in 2018 due to weakening of AUD against USD.

Other services - We generated revenues principally from calibration services performed by HRL and from Siemens based on work undertaken for them. The increase in revenue from other services in 2018 is primarily as a result of an increase in consolidated revenue in HRL of 110% in 2018 when compared to 2017.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Years Ended December 31,
	2018	2017
	A$	A$
Lump sum services fees	44,635,704	0
Quarterly service fees	21,378,404	19,992,641
Manufacturing contribution	64,981	1,051,934
Other services	866,346	195,497

Contribution from products & services	66,945,435	21,240,072

The increase in period-to-period total contributions from products and services reflected in the table above is primarily represented by the lump sums service fees and growth in the quarterly service fee both of which have a 100% margin. The manufacturing contribution represents sale of our Xprecia Stride™ strips. The production margin, although positive, remains low and volatile and is highly dependent on volume. Contribution from other services increased during the year and is directly reflective of the increase in HRL revenues.

The Australian consumer price index rose 1.8% over the twelve months to the December quarter 2018 and it did not have a material impact on our net sales, revenue and income.

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

EBITDA for the respective periods and a reconciliation of net income to EBITDA is as follows:

	Years Ended December 31,
	2018	2017
	A$	A$
Net income/(loss)	37,564,356	(764,717)
Interest income	(491,038)	(172,376)
Interest expense	2,211,186	2,294,195
Income tax expense	4,352,564	0
Depreciation - cost of goods sold & services	391,572	488,730
Depreciation - other operating costs & expenses	1,721,882	2,100,763

EBITDA	45,750,522	3,946,595

Increase in EBITDA primarily as a result of the recognition of the lump sum service fees during the 2018 financial year.

Product Support

Product support relates to post-market technical support provided by us to Siemens for the Xprecia Stride™ Coagulation Analyzer.

Product support for the respective periods is as follows:

	Years Ended December 31,
	2018	2017
	A$	A$
Product support	227,517	604,984

We expect product support expenditure to decrease over time.

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

Depreciation for the respective periods charged to other operating costs and expenses is as follows:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

	Years Ended December 31,
	2018	2017
	A$	A$
Research and development depreciation	1,552,597	1,915,058
General and administrative depreciation	168,052	171,157
Product support depreciation	1,233	14,548

	1,721,882	2,100,763

Research and Development Expenses

Total research and development expenses for the respective periods are as follows:

	Years Ended December 31,
	2018	2017
	A$	A$
Research and development expenses	11,578,246	10,828,879

Research and development expenditure increased by 7% during 2018 compared to 2017. During these two years, our research and development activities were primarily focused around the blood coagulation platform. The increase in research and development expenses is primarily represented by the ramp up of the further tests in development for Siemens as we head towards regulatory clinical trials. This financial year we also temporarily re-commenced work on our home PT-INR self-testing device which has contributed to the increase in expenditure as well. We suspended development spending on the company’s “in house” coagulation test device towards the end of 2018 and redirected those engineering and science resources to the Siemens program development initiatives. Research and development expenditure also include separation payments made to certain staff during the second quarter of 2018 as part of management initiative to reduce expenditures. Whilst this represented a cost during this period, the overall research and development expenditure has decreased during the subsequent quarters as a result of the decline in headcount.

Research and development expenses, net of the research and development tax incentive income (refundable tax offset) for the respective periods are as follows:

	Years Ended December 31,
	2018	2017
	A$	A$
Research and development expenses	11,578,246	10,828,879
Research and development tax incentive income	0	(122,341)

	11,578,246	10,706,538

Included in research and development is tax incentive income for the 2017 financial year of an amount of A$122,341 which relates to research and development tax incentive income the Company received from the Australian Government for the year ended December 31, 2016 following a change in the original estimate. For the years ended December 31, 2018 and 2017 we are not eligible for refundable tax offset as our aggregate turnover exceeded A$20 million. We are however eligible to claim a non-refundable tax offset as part of the current year tax computation. We can carry forward a non-refundable tax offset to a later year once satisfying the standard tax offset carry-forward rules and utilise it to reduce the Company’s tax liability.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners were A$8,312,131 and A$7,680,795, respectively for 2018 and 2017.

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

General and administrative expenses for the respective periods are as follows:

	Years Ended December 31,
	2018	2017
	A$	A$
General and administrative expenses	6,995,089	6,689,431

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

General and administrative expenses increased by 5% during 2018 compared to 2017. There is an ongoing effort by management to restrict spending on non-core activities noting that the increase in part is based upon separation payments made to certain staff during the second quarter of 2018 as part of management initiative to reduce expenditures. Despite these initiatives, general and administrative expenditure increased in 2018 as a result of costs incurred in engaging expert advice to assist the Company with a view to resetting its contracts with one of its partners.

Interest Income

Interest income increased by 185% during 2018 compared to 2017. The increase in interest income is generally attributable to the higher amount of funds available for investment noting that in addition to Australian currency, from this financial year, our U.S. denominated currency have been placed in term deposit accounts which generate interest income.

	Years Ended December 31,
	2018	2017
	A$	A$
Interest income	491,038	172,376

Interest Expense

Interest expense predominantly relates to interest being charged on a short-term borrowing initiated by the Company for the 2017 financial year. These short-term loans were taken out to fund our insurance premiums and were repaid during the 2017 financial year. The interest expense reflects the total amount financed and the interest rate charged to us every year. No short-term borrowings were initiated in 2018 and as a result there is no interest expense.

	Years Ended December 31,
	2018	2017
	A$	A$
Interest expense	0	9,610

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. This term loan was fully repaid in November 2018. The breakdown of the financing costs is as follows:

	Years Ended December 31,
	2018	2017
	A$	A$
Interest expense	2,211,186	2,284,585
Other debt issuance costs	779,931	509,149

	2,991,117	2,793,734

Interest expense relates to applicable interest of 10.5% levied on the loan. Interest expense has decreased as the term loan was fully repaid in November 2018. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan. Other debt issuance costs increased primarily as a result of the early repayment of the term loan which resulted in the debt issuance costs being amortised over a shorter period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Marketing Support Payment

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by us in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, we agreed to pay LifeScan a marketing support payment in each of the two years following the first calendar year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. LifeScan sold just over 900 million strips in the 2015 financial year. Management concluded that this loss contingency be accrued in 2015 as it is both probable and the amount can be reliably estimated. LifeScan has sold over a billion strips during the 2016 financial year. The total amount of marketing support payments to be paid to LifeScan is US$2,048,602 (equivalent to A$2,902,525) and have been recorded as “Other liabilities” in consolidated balance sheets.

Research and development tax incentive income

Research and development tax incentive income for the respective periods are as follows:

	Years Ended December 31,
	2018	2017
	A$	A$
Research and development tax incentive income	0	122,341

For the years ended December 31, 2018 and 2017, the aggregate turnover of the Company has exceeded A$20 million and it is not eligible for a refundable tax offset (“research and development tax incentive income”). The eligible R&D activities and expenditures are however able to be claimed as a non-refundable tax offset as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

Research and development tax incentive income is generally in line with the level of research and development expenses.

As at December 31, 2016, the Company ascertained that the aggregate turnover for the year then ended was less than A$20 million and accordingly recorded research and tax development tax incentive income of $7,400,000. During 2017, upon finalising its tax returns, the Company determined that the research and development tax incentive income for the 2016 financial year was $7,522,341. An amount of A$122,341, being the difference in research and development tax incentive income initially recorded and the subsequent restatement has been recorded as research and development tax incentive income as at December 31, 2017.

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

(2)	as a 38.5% non-refundable tax offset if aggregate turnover of the entity is more than or equal to A$20 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Exchange gain

Exchange gain/ for the respective periods are as follows:

	Years Ended December 31,
	2018	2017
	A$	A$
Exchange gain	577,505	731,289

Foreign exchange gains arise from the settlement of foreign currency transactions that are translated into the functional currency using the exchange rates prevailing at the dates of the transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

Impairment of fixed assets

Certain fixed assets were written off during the year as its carrying value is no longer supported by future revenues streams.

Income tax expense

Pursuant to the new U.S. tax reform rules, Universal Biosensors, Inc. (parent entity of the Universal Biosensors Group domiciled in U.S.) is subject to regulations addressing Global Intangible Low-Taxed Income (“GILTI”) effective from this calendar year. The GILTI rules are new provisions of the U.S. tax code enacted as a part of tax reform legislation in the U.S. passed in December 2017. Mechanically, the GILTI rule function as a global minimum tax for all U.S. shareholders of controlled foreign corporations (“CFCs”) and applies broadly to certain income generated by a CFC. At a very broad level, the U.S. domiciled entity will be subject to GILTI taxes in 2018 for the expected earnings and subject to certain other criteria of its non-U.S. domiciled subsidiaries (CFCs) due to the new tax reform regulations.

The Internal Revenue Services in the U.S. (“IRS”) issued their first set of guidance on GILTI in September 2018 and are expected to provide further guidance on the treatment of GILTI. We continue to review the anticipated impacts of the GILTI rules and other legislation passed under the U.S. Tax Cuts and Jobs Act. Based on the current legislation, our U.S. tax liability is US$3,072,040 (equivalent to A$4,352,564).

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Years Ended December 31,
	2018	2017
	A$	A$
Financial assets:
Cash and cash equivalents	11,797,789	26,259,918
Accounts receivables	50,209,561	4,397,268

Total financial assets	62,007,350	30,657,186

Debt:
Long term secured loan	0	19,029,076

Total debt	0	19,029,076

Net financial assets	62,007,350	11,628,110

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations, and the loan discussed below.

On December 19, 2013 we entered into the Credit Agreement which was amended in January 2015 and on December 29, 2017, with Lenders for a US$25 million secured term loan. A first tranche loan of US$15,000,000 was drawn on December 2013 and we elected not to draw down the additional US$10,000,000. The term loan was repaid in November 2018. The term loan had a maturity date of July 1, 2019 and bore interest at 10.5% per annum. Interest payments were due quarterly over the term of the term loan and, other than as described elsewhere herein, we were not required to make payments of principal for amounts outstanding under the term loan until the Maturity Date. Subject to certain exceptions, the term loan was secured by substantially all of our assets, including our intellectual property. For further details, see Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies – Borrowings – Athyrium Credit Agreement.

The lump sum service fees of A$44,635,704 has resulted in an improvement to our net financial asset position.

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

We regularly review all our financial assets for impairment. There were no impairments recognized for the years ended December 31, 2018 and 2017.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For the years ended December 31, 2018 and 2017, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

We had no derivatives or outstanding contracts in place through the years ended December 31, 2018 and 2017.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Years Ended December 31,
	2018	2017
	A$	A$
Cash and cash equivalents	11,797,789	26,259,918
Working capital (current assets less current liabilities)	50,830,568	24,746,728
Ratio of current assets to current liabilities	4.85 : 1	3.97 : 1
Shareholders’ equity per common share	0.29	0.07

The movement in cash and cash equivalents and working capital during the above periods was primarily due to the repayment of loan and the lump sum service fees.

Cash and cash equivalents have declined primarily as a result of the repayment of the term loan in November 2018. There has been a significant improvement to our working capital position as a result of the recording of the lump sum service fees during 2018.

We have not identified any collection issues with respect to receivables. We received the lump sum service fees of US$31,503,880 (equivalent to A$44,635,704) from LifeScan on February 18, 2019.

Summary of Cash Flows

	Years Ended December 31,
	2018	2017
	A$	A$
Cash provided by/(used in):
Operating activities	1,764,437	8,705,024
Investing activities	(356,785)	(1,021,051)
Financing activities	(20,946,065)	(368,864)

Net increase/(decrease) in cash, cash equivalents and restricted cash	(19,538,413)	7,315,109

The Company has generated positive operating cash flows in 2018 and 2017.

Our net cash provided by operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations, interest on our long term secured loan and general and administrative expenditure. Decline in operating cash flows in 2018 when compared to 2017 as 2017 includes the receipt of the research and development tax incentive income of A$7,522,341 for the 2016 financial year. No such amounts were received during the 2018 financial year as the Company was not eligible the refundable tax offset.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and for the various continuous improvement program we are undertaking.

Our net cash used in financing activities principally represents repayment of the term loan facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 are:

A$
Less than 1 year	256,644
1 – 3 years	38,657
3 – 5 years	1,129
More than 5 years	0

Total minimum lease payments	296,430

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

We operate predominantly in one geographical area, being Australia and continue to derive significant revenues from LifeScan. As a result of LifeScan exercising its right in September 2018 to convert its obligation to pay quarterly service fees, we will not receive any further quarterly service fees from LifeScan beyond 2018.

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

The Company has recorded foreign currency transaction gains of A$577,505 and A$731,289 for the years ended December 31, 2018 and 2017, respectively.

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

Inflation

Our business is subject to the general risks of inflation. Our results of operations depend on our ability to anticipate and react to changes in the price of raw materials and other related costs over which we may have little control. Our inability to anticipate and respond effectively to an adverse change in the price could have a significant adverse effect on our results of operations. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases. For the two most recent fiscal years, the impact of inflation and changing prices on our net sales and revenues and on income from continuing operations has not been material.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Universal Biosensors, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Universal Biosensors, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related Consolidated Statements of Comprehensive Income/(Loss), Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), and the Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2018, including the related Notes to Consolidated Financial Statements and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers

PricewaterhouseCoopers

Newcastle, Australia

February 22, 2019

We have served as the Company’s auditor since 2006.

PricewaterhouseCoopers, ABN 52 780 433 757

Level 3, 45 Watt Street, PO Box 798, NEWCASTLE NSW 2300

T: +61 2 4925 1100, F: +61 2 4925 1199, www.pwc.com.au

Universal Biosensors, Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	11,797,789	26,259,918
Inventories, net	744,466	662,132
Accounts receivable	50,209,561	4,397,268
Prepayments	158,492	887,303
Restricted cash	15,589	15,309
Other current assets	1,105,291	860,254

Total current assets	64,031,188	33,082,184
Non-current assets:
Property, plant and equipment	29,101,932	37,224,442
Less accumulated depreciation	(23,475,544)	(27,264,680)

Property, plant and equipment - net	5,626,388	9,959,762

Restricted cash	320,000	3,220,000

Total non-current assets	5,946,388	13,179,762

Total assets	69,977,576	46,261,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	695,405	329,586
Income taxes payable	4,352,564	0
Accrued expenses	1,696,644	1,472,692
Other liabilities	2,902,525	2,626,413
Deferred revenue	2,356,583	2,356,583
Employee entitlements liabilities	1,196,899	1,550,182

Total current liabilities	13,200,620	8,335,456
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements liabilities	39,468	64,358
Long term secured loan	0	19,029,076
Deferred revenue	3,463,737	3,463,737

Total non-current liabilities	6,103,205	25,157,171

Total liabilities	19,303,825	33,492,627

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2018 (2017: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 177,243,520 shares in 2018 (2017: 176,498,550)	17,724	17,650
Additional paid-in capital	93,815,185	93,450,721
Accumulated deficit	(80,397,343)	(79,632,626)
Current year income/(loss)	37,564,356	(764,717)
Accumulated other comprehensive income	(326,171)	(301,709)

Total stockholders’ equity	50,673,751	12,769,319

Total liabilities and stockholders’ equity	69,977,576	46,261,946

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Statements of Comprehensive Income/(Loss)

	Years Ended December 31,
	2018	2017
	A$	A$
Revenue
Revenue from products	1,672,321	4,066,929
Revenue from services	67,784,593	21,124,351

Total revenue	69,456,914	25,191,280
Operating costs & expenses
Cost of goods sold	1,607,340	3,014,995
Cost of services	904,139	936,213

Total cost of goods sold & services	2,511,479	3,951,208

Contribution from products & services	66,945,435	21,240,072
Other operating costs & expenses
Product support	227,517	604,984
Depreciation	1,721,882	2,100,763
Research and development	11,578,246	10,828,879
General and administrative	6,995,089	6,689,431

Total operating costs & expenses	20,522,734	20,224,057

Profit/(loss) from operations	46,422,701	1,016,015
Other income/(expense)
Interest income	491,038	172,376
Interest expense	0	(9,610)
Financing costs	(2,991,117)	(2,793,734)
Research and development tax incentive income	0	122,341
Exchange gain	577,505	731,289
Impairment of fixed assets	(2,574,709)	0
Loss on disposal of fixed assets	(8,498)	(3,394)

Total other income/(expense)	(4,505,781)	(1,780,732)
Net income/(loss) before tax	41,916,920	(764,717)
Income tax expense	(4,352,564)	0

Net income/(loss)	37,564,356	(764,717)

Earnings per share
Basic net income/(loss) per share	0.21	(0.00)
Average weighted number of shares - basic	176,732,183	176,417,431
Diluted net income/(loss) per share	0.21	(0.00)
Average weighted number of shares - diluted	177,152,938	176,417,431
Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(24,462)	(3,506)
Reclassification for (gains)/losses realized in net income	0	0

Other comprehensive gain/(loss)	(24,462)	(3,506)

Comprehensive gain/(loss)	37,539,894	(768,223)

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

		A$	A$	A$	A$	A$
Balances at January 1, 2017	176,386,884	17,639	93,167,465	(79,632,626)	(298,203)	13,254,275
Net loss	0	0	0	(764,717)	0	(764,717)
Other comprehensive loss	0	0	0	0	(3,506)	(3,506)
Exercise of stock options issued to employees	111,666	11	755	0	0	766
Stock option expense	0	0	282,501	0	0	282,501

Balances at December 31, 2017	176,498,550	17,650	93,450,721	(80,397,343)	(301,709)	12,769,319
Net income	0	0	0	37,564,356	0	37,564,356
Other comprehensive loss	0	0	0	0	(24,462)	(24,462)
Exercise of stock options issued to employees	553,334	55	(55)	0	0	0
Shares issued to employees	191,636	19	45,974	0	0	45,993
Stock option expense	0	0	318,545	0	0	318,545

Balances at December 31, 2018	177,243,520	17,724	93,815,185	(42,832,987)	(326,171)	50,673,751

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
	A$	A$
Cash flows from operating activities provided by:
Net income/(loss)	37,564,356	(764,717)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,113,454	2,589,493
Share based payments expense	318,545	282,501
Impairment of fixed assets	2,574,709	0
Loss on disposal of fixed assets	8,498	3,394
Unrealized foreign exchange gains	(472,934)	(31,112)
Financing costs - amortization of warrants	213,359	212,168
Change in assets and liabilities:
Inventory	(82,334)	177,118
Accounts receivable	(45,812,293)	450,741
Prepayment and other assets	483,774	7,405,162
Income tax payable	4,352,564	0
Deferred revenue	0	(546,655)
Employee entitlements	(356,643)	(35,416)
Accounts payable and accrued expenses	859,382	(1,037,653)

Net cash provided by operating activities	1,764,437	8,705,024

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	2,582	0
Purchases of property, plant and equipment	(448,867)	(1,292,369)
Proceeds from government grants in relation to property, plant & equipment	89,500	271,318

Net cash used in investing activities	(356,785)	(1,021,051)

Cash flows from financing activities:
Repayment of borrowings	(20,689,655)	(369,630)
Borrowing costs	(256,410)	0
Proceeds from stock options exercised	0	766

Net cash used in financing activities	(20,946,065)	(368,864)

Net increase/(decrease) in cash, cash equivalents and restricted cash	(19,538,413)	7,315,109
Cash, cash equivalents and restricted cash at beginning of period	29,495,227	23,622,322
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	2,176,564	(1,442,204)

Cash, cash equivalents and restricted cash at end of period	12,133,378	29,495,227

See accompanying notes to the financial statement

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2018 and 2017)

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

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recognition of revenue, carrying amount of property, plant and equipment, income tax expense, deferred income taxes, asset retirement obligations, liabilities related to employee benefits, warrants and research and development tax incentive income. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. For cash and cash equivalents, the carrying amount approximates fair value due to the short maturity of those instruments. The Company maintains cash and restricted cash, which includes tenant and credit card security deposits. As at December 31, 2018 and 2017, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

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

(for the years ended December 31, 2018 and 2017)

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For years ended December 31, 2018 and 2017, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated financial statements.

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

(for the years ended December 31, 2018 and 2017)

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

	Years Ended December 31,
	2018	2017
	A$	A$
Raw materials	302,056	380,540
Work in progress	442,410	253,483
Finished goods	0	28,109

	744,466	662,132

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

	Years Ended December 31,
	2018	2017
	A$	A$
Accounts receivable	50,209,561	4,397,268
Allowance for doubtful debts	0	0

	50,209,561	4,397,268

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

(for the years ended December 31, 2018 and 2017)

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

Impairment of Long-Lived Assets

The Company reviews its capital assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing the review, the Company estimates undiscounted cash flows from products under development that are covered by these patents and licenses. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows. Impairment of long-lived assets as at December 31, 2018 and 2017 were A$2,574,709 and nil, respectively.

Other Liabilities

Other liabilities represent marketing support payment due to LifeScan.

	Years Ended December 31,
	2018	2017
	A$	A$
Current liabilites
Marketing support payment	2,902,525	2,626,413

	2,902,525	2,626,413

During 2009, LifeScan chose not to proceed with the registration of the then current product but to proceed with an enhanced product, called OneTouch Verio®, and acknowledged that there would be a delay as a result. As a result of this change, LifeScan agreed to pay additional amounts per strip manufactured by the Company in 2010 and 2011 up to a specified volume limit (“manufacturing initiation payments”). At the same time, the Company agreed to pay LifeScan a marketing support payment in each of the two years following the first calendar year in which 1 billion strips are sold by LifeScan equal to 40% of the total manufacturing initiation payments made. The first calendar year in which 1 billion strips were sold by LifeScan was during the 2016 financial year. These amounts will be paid to LifeScan once supporting documentation has been provided to us. The total amount of marketing support payments to be paid to LifeScan in US$ once all the documentation is received is US$2,048,602 (equivalent to A$2,902,525).

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

Research and development expenses for the respective periods are as follows:

	Years Ended December 31,
	2018	2017
	A$	A$
Research and development expenses	11,578,246	10,828,879

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2018 and 2017)

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

Pursuant to the new U.S. tax reform rules, UBI is subject to regulations addressing Global Intangible Low-Taxed Income (“GILTI”) effective in 2018. The GILTI rules are new provisions of the U.S. tax code enacted as a part of tax reform legislation in the U.S. passed in December 2017. Mechanically, the GILTI rule functions as a global minimum tax for all U.S. shareholders of controlled foreign corporations (“CFCs”) and applies broadly to certain income generated by a CFC. The Company can make an accounting policy election to either: (1) treat GILTI as a period cost if and when incurred; or (2) recognize deferred taxes for basis differences that are expected to reverse as GILTI in future years. The Company has elected to treat GILTI as a period cost.

We are subject to income taxes in the United States, Canada and Australia. Tax returns up to and including the 2017 financial year has been filed in all these jurisdictions.

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

ARO for the years ended December 31, 2018, and 2017 was A$2,600,000.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2018 and 2017)

On September 21, 2018 LifeScan exercised its right to convert its obligation to pay quarterly service fees to us. The lump sum service fees of US$31,503,880 (equivalent to A$44,635,704) was paid to Universal Biosensors on February 18, 2019. The lump sum service fee has been calculated by multiplying the total quarterly service fees received for the 2018 financial year by two and converting the same into AUD using the period end exchange rate. We assessed if any amount of the lump sum service fees were attributable to the remaining obligation under the Master Services and Supply Agreement that states that LifeScan could require us to provide manufacturing services at our Rowville facility to recommence production of glucose strips. We conclude that this obligation has no fair value attributable to it due to (i) high set-up costs to recommence manufacturing, (ii) the required lead time to gain regulatory compliance, and (iii) the fact there is deemed to be no commercial rationale for LifeScan to request us to recommence glucose-strip manufacturing on the basis of current information. As such, the lump sum service fee revenue has been fully recognized this financial year and no revenue has been deferred.

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

We typically generate milestone payments from our customers pursuant to the various agreements we have with them. Non-refundable milestone payments which represent the achievement of a significant technical/regulatory hurdle in the research and development process pursuant to collaborative agreements, and are deemed to be substantive, are recognized as revenue upon the achievement of the specified milestone. If the non-refundable milestone payment is not substantive or has stand-alone value, the non-refundable milestone payment is deferred and recognized as revenue either over the estimated performance period stipulated in the agreement or across other deliverables in the arrangement.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2018 and 2017)

Collaboration Agreement

On September 9, 2011 the Company entered into a Collaboration Agreement with Siemens to develop coagulation related products for hospital point-of-care and ambulatory care coagulation markets. In addition to an up-front, non-refundable payment of A$2,961,245 (equivalent to US$3 million), the Collaboration Agreement (as amended) contains a further seven payments from Siemens upon the achievement of certain defined milestones. These seven milestones to a large extent relate to feasibility, regulatory submissions and the launch of the products to be developed. The Company has concluded that the up-front payment is not a separate unit of accounting and recorded the amount as deferred revenue to be recognized as revenue across other deliverables in the arrangement with Siemens based upon the Company’s best estimate of selling price. The deliverables related to each of the seven milestone are considered substantive and are not priced at a significant incremental discount to the other deliverables. As the achievement of the milestones is contingent upon a future event, the revenue for each deliverable will be recognized as the contingencies are met and the consideration becomes fixed and determinable.

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

For the year ended December 31, 2018 and 2017, the aggregate turnover of the Company had exceeded A$20 million and accordingly it was not eligible for a refundable tax offset. The Company was however eligible for the non-refundable tax offset. The eligible R&D activities and expenditures are able to be claimed as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

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

(for the years ended December 31, 2018 and 2017)

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

The Company has recorded foreign currency transaction gains of A$577,505 and A$731,289 in each of the years ended December 31, 2018 and 2017, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at December 31, 2018 and 2017. Purchase commitments contracted for as at December 31, 2018 and 2017 were A$941,864 and A$2,359,443, respectively.

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

Leased Assets

All of the Company’s leases for the years ended December 31, 2018 and 2017 are considered operating leases. The costs of operating leases are charged to the consolidated statements of comprehensive income on a straight-line basis over the lease term.

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

(for the years ended December 31, 2018 and 2017)

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

Benefit Plan

The Company provides eligible HRL employees. In general, the Benefit Plan includes extended health care, dental care, basic life insurance, basic accidental death and dismemberment, and disability insurance.

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

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
2018
Foreign currency translation reserve	(24,462)	0	(24,462)
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	(24,462)	0	(24,462)

2017
Foreign currency translation reserve	(3,506)	0	(3,506)
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	(3,506)	0	(3,506)

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2018 and 2017)

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

ASU No.2014-09, “Revenue from Contracts with Customers’

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are two permitted transition methods under the new standard, the full retrospective method or the modified retrospective method. The new standard is effective for annual reporting periods beginning after December 15, 2017. The Company has adopted this standard on January 1, 2019.

UBI has selected the modified retrospective method where the effect of applying the standard will be recognized at the date of initial application, without restating previous years. The Company has evaluated the impact of the adoption of ASU 2014-09 and it will not have a material impact on the Company’s consolidated financial statements.

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

(for the years ended December 31, 2018 and 2017)

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

ASU No.2016-15, “Classification of Certain Cash Receipts and Cash Payments”

On August 26, 2016, the FASB issued ASU 2016-15, which amends the guidance in ASC 230 to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company has adopted this guidance in 2016 and it has not had a material impact on the Company’s consolidated financial statements.

ASU No.2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory’

On October 24, 2016, the FASB issued ASU 2016-16, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of a fiscal year for which neither the annual or interim financial statements have been issued. Entities should apply the ASU’s amendments on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. The Company has adopted this guidance in 2017 and it has not had a material impact on the Company’s consolidated financial statements.

ASU No.2017-01, “Business Combination: Clarifying the Definition of a Business’

On January 5, 2017, the FASB issued ASU 2017-01 to clarify the definition of a business in ASC 805. The amendments in the ASU are intended to make application of the guidance more consistent and cost-efficient. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods therein. The ASU must be applied prospectively on or after the effective date, and no disclosures for a change in accounting principle are required at transition. Early adoption is permitted for transactions (i.e., acquisitions or dispositions) that occurred before the issuance date or effective date of the standard. The Company has adopted this guidance in 2017 and it has not had a material impact on the Company’s consolidated financial statements.

ASU No.2017-09, “Compensation – Stock Compensation: Scope of Modification Accounting’

On May 10, 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted. The Company has adopted this guidance in 2017 and it has not had a material impact on the Company’s consolidated financial statements.

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

(for the years ended December 31, 2018 and 2017)

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

For details on our contingent liabilities, see Notes to Consolidated Financial Statements – Note 2, Summary of Significant Accounting Policies.

Operating Leases

The lease for 1 Corporate Avenue, Rowville Victoria expires on March 31, 2022, with two options to renew the lease each for successive three-year periods. The Company’s primary bank has issued a bank guarantee of A$250,000 in relation to a rental bond to secure the payments under the lease. This bank guarantee, which is restricted cash, is secured by a security deposit held at the bank and has been recorded as “Restricted cash” in consolidated balance sheets.

In accordance with the terms of the lease, the lessee has to restore part of the building upon vacating the premises.

HRL leases approximately 482 square meters of office and laboratory facilities at 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario. The lease for 711 Concession Street expires on January 31, 2020 with 2 further options to renew each for 5 years.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 are:

A$
Less than 1 year	256,644
1 – 3 years	38,657
3 – 5 years	1,129
More than 5 years	0

Total minimum lease payments	296,430

Rent expense was A$750,798 and A$731,394 for the fiscal years ended December 31, 2018 and 2017, respectively.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2018 and 2017)

An amount of A$89,500 and A$271,318 were received under this grant in June 2018 and November 2017, respectively. In the event UBS had achieved milestones and received grant payments, it believes that the likelihood of being required to repay grant funding is remote because the Company continues to comply with the grant agreement.

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

A reconciliation of the (benefit)/provision for income taxes is as follows:

	Years ended December 31,
	2018		2017
	A$	%	A$	%

Profit/(loss) before income taxes	41,916,920		(764,717)
Computed by applying income tax rate of home jurisidction	12,575,076	30	(229,415)	30
Effect of tax rates in foreign jurisdictions	13,316	0	30,589	(4)
Research and development	4,253,289	10	3,986,640	(521)
Temporary timing differences:
Share based payment	95,564	0	84,750	(11)
Other	(61,115)	(0)	135,846	(18)
Utilisation of carried forward losses	(3,298,121)	(8)	0	0
Utilisation of tax credits	(13,046,757)	(31)	0	0
Change in valuation allowance	(531,252)	(1)	(4,008,410)	524
Global intangible low-taxed income (GILTI) tax	4,352,564	10	0	0

Income tax expense/(benefit)	4,352,564	10	0	0

The components of our net income/(loss) before income taxes as either domestic or foreign is as follows:

	As of December 31,
	2018	2017
	A$	A$
Foreign	(44,386)	(596,189)
Domestic (Australia)	41,961,306	(168,528)

	41,916,920	(764,717)

Significant component of the Company’s deferred tax assets are shown below:

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2018 and 2017)

	As of December 31,
	2018	2017
	A$	A$
Deferred tax assets:
Operating loss carry forwards	0	3,491,300
Depreciation and amortization	1,578,478	1,454,394
Asset retirement obligations	780,000	780,000
Employee entitlements	366,039	477,783
Accruals	1,325,955	1,292,788
Decline in value of patents	1,195,965	1,184,629
Unrealised exchange loss	(583,029)	(660,410)
Other	241,152	(88,877)

Total deferred tax assets	4,904,560	7,931,607
Valuation allowance for deferred tax assets	(4,904,560)	(7,931,607)

Net deferred tax asset	0	0

Significant components of deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance has been established, as realization of such assets is not more likely than not.

At December 31, 2018 the Company has nil (A$11,637,669 at December 31, 2017) of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$3,459,966 (A$10,963,961 at December 31, 2017) of non-refundable R&D tax offset as at December 31, 2018. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years. UBI has US tax losses available for carry forward against future earnings of nil as of December 31, 2018 (US$1,011,321 as of December 31, 2017). Pursuant to the US Federal Tax Reform, the effective tax rate of UBI has been reduced from 34% to 21%. The deferred tax benefit based on this new rate for UBI is nil. HRL has Canadian tax losses available for carry forward against future earnings of CAD$709,191 and CAD$676,899 as at December 31, 2018 and 2017, respectively.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2018 and 2017)

An option holder is not permitted to participate in a bonus issue or new issue of securities in respect of an option held prior to the issue of shares to the option holder pursuant to the exercise of an option. If the Company changes the number of issued shares through or as a result of any consolidation, subdivision, or similar reconstruction of the issued capital of the Company, the total number of options and the exercise price of the options (as applicable) will likewise be adjusted. Options granted in 2017 and 2018 were 10,229,500 and nil, respectively.

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

Stock option activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2017	22,003,215	0.63
Granted	0	0.00
Exercised	(553,334)	0.00
Lapsed	(6,295,997)	0.70

Balance at December 31, 2018	15,153,884	0.63

At December 31, 2018, the number of options exercisable was 7,510,888 (2017: 11,880,702). At December 31, 2018, total stock compensation expense/(income) recognized in the consolidated condensed statements of comprehensive income was A$318,545 (2017: A$282,501).

The following table represents information relating to stock options outstanding under the plans as of December 31, 2018:

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2018 and 2017)

	Options Outstanding		Options Exercisable Shares
Exercise Price A$	Shares	Weighted average remaining life in years
$0.50	8,000	0	8,000
$0.00	178,334	0	178,334
$0.94	354,667	0	354,667
$1.72	560,000	1	560,000
$0.75	20,000	0	20,000
$0.73	12,000	1	12,000
$1.09	155,000	1	155,000
$0.00	50,000	1	50,000
$0.79	24,000	1	24,000
$0.71	30,000	2	30,000
$0.49	152,500	2	152,500
$0.00	80,000	2	80,000
$0.17	50,000	3	50,000
$0.23	185,000	3	185,000
$0.00	80,000	3	80,000
$0.45	224,166	4	224,166
$0.50	4,605,000	4	4,605,000
$0.33	140,667	5	97,671
$0.50	644,550	5	644,550
$0.50	1,600,000	4	0
$0.60	2,700,000	4	0
$0.80	3,300,000	4	0

	15,153,884		7,510,888

The table below sets forth the number of employee stock options exercised and the number of shares issued in the period from December 31, 2016. We issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Weighted Average Exercise Price		Proceeds Received (A$)
2017	111,666	A$	0.01	766
2018	553,334	A$	0.00	0

As of December 31, 2018, there was A$579,682 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized as follows:

Fiscal Year	A$
2019	320,926
2020	258,756

579,682

The aggregate intrinsic value for all options outstanding as at December 31, 2018 was zero.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2018 and 2017)

(b) Restricted Share Plan

Our Employee Share Plan was adopted by the Board of Directors in 2009. The Employee Share Plan permits our Board to grant shares of our common stock to our employees and directors (although our Board has determined not to issue equity to non-executive directors). The number of shares able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. All our employees are eligible for shares under the Employee Share Plan. The Company has issued A$1,000 worth of restricted shares of common stock to employees of the Company, but no more frequently than annually. The restricted shares have the same terms of issue as our existing shares of common stock but are not able to be traded until the earlier of three years from the date on which the shares are issued or the date the relevant employee ceases to be an employee of the Company or any of its associated group of companies.

The table below sets forth the restricted shares issued by the Company since January 1, 2017:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
December, 2018	191,636	45,993

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price (A$)
Balance at December 31, 2017	492,749	0.31
Granted	191,636	0.24
Release of restricted shares	(373,139)	0.31

Balance at December 31, 2018	311,246	0.28

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

Mr. Denver is a director of SpeeDx and up until August 7, 2017 was a director of the Company. With effect from October 1, 2017, Mr. Denver continues to provide services to the Company in an advisory capacity between October 1, 2017 and June 30, 2018.

Mr. Coleman is a Non-Executive Chairman of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds holds a beneficial interest and voting power over approximately 18% of our shares.

An employee of Viburnum Funds Pty Ltd has on occasions been seconded to Universal Biosensors to assist the Company on strategic matters. During this period Viburnum Funds Pty Ltd continue to pay all the salary entitlements of the seconded person. Universal Biosensors is solely responsible for the reimbursement of certain expenditure such as travel and rental whilst the employee is on secondment. The total expenditure reimbursed by the Company to Viburnum Funds Pty Ltd as at December 31, 2018 was A$21,716.

There were no other related party transactions during 2018 and 2017 other than as disclosed above.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2018 and 2017)

(7)	Financial Instruments

	Years Ended December 31,
	2018	2017
	A$	A$
Financial assets:
Cash and cash equivalents	11,797,789	26,259,918
Accounts receivables	50,209,561	4,397,268

Total financial assets	62,007,350	30,657,186

Debt:
Long term secured loan	0	19,029,076

Total debt	0	19,029,076

Net financial assets	62,007,350	11,628,110

The carrying value of the cash and cash equivalents and the accounts receivable approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized in 2018 and 2017.

Derivative Instruments and Hedging Activities

We had no derivatives or outstanding contracts in place through the years ended December 31, 2018 and 2017

(8)	Property, Plant and Equipment, net

	As of December, 31
	2018	2017
	A$	A$
Plant and equipment	18,028,590	26,176,290
Leasehold improvements	9,130,310	9,105,120
Capital work in process	1,943,032	1,943,032

	29,101,932	37,224,442
Accumulated depreciation	(23,475,544)	(27,264,680)

Property, plant & equipment, net	5,626,388	9,959,762

Capital work in process relates to assets under construction and comprises primarily specialized manufacturing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represent the percentage of expenditure that has been completed, and once the assets are placed into service, the Company begins depreciating the respective assets. The accumulated amortisation of capitalised leasehold improvements for the fiscal years ended December 31, 2018 and 2017 was A$8,993,225 and A$8,453,505, respectively.

From 2017 to 2019, the Company is entitled to receive Commonwealth of Australia grant monies under grant agreements to support its development activities, including in connection with the purchase of plant and equipment. Plant and equipment is presented net of the government grant of A$360,818 for the year ended December 31, 2018 (2017: A$271,318). The grants are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grants received in advance of the relevant expenditure are treated as deferred income and included in Current Liabilities on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under research agreements are recorded as Currents Assets on the balance sheet.

Depreciation expense was A$2,113,454 and A$2,589,493 for the fiscal years ended December 31, 2018 and 2017, respectively.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2018 and 2017)

(9)	Accrued Expenses

Accrued expenses consist of the following:

	As of December, 31
	2018	2017
	A$	A$
Legal, tax and accounting fees	716,937	683,091
Salary and related costs	306,162	104,515
Research and development materials	554,496	587,126
Other	119,049	97,960

	1,696,644	1,472,692

(10)	Stockholders’ Equity - Common Stock

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

	Years Ended December 31,
	2018	2017
Weighted average shares used as denominator in calculating:
Basic net income/(loss) per share	176,732,183	176,417,431

Diluted net income/(loss) per share	177,152,938	176,417,431

The number of shares not included in the calculation of basic net income/(loss) per ordinary share because the impact would be anti-dilutive were 420,755 and nil for the years ended December 31, 2018 and 2017, respectively.

(12)	Guarantees and Indemnifications

The amended and restated certificate of incorporation and amended and restated bylaws of the Company provide that the Company will indemnify officers and directors and former officers and directors in certain circumstances, including for expenses, judgments, fines and settlement amounts incurred by them in connection with their services as an officer or director of the Company or its subsidiaries, provided that such person acted in good faith and in a manner such person reasonably believed to be in the best interests of the Company, and, with respect to any criminal action or proceeding, the Company had reasonable cause to believe that such person’s conduct was not unlawful.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2018 and 2017)

In addition to the indemnities provided in the amended and restated certificate of incorporation and amended and restated bylaws, the Company has entered into indemnification agreements with certain of its officers and each of its directors. Subject to the relevant limitations imposed by applicable law, the indemnification agreements, among other things:

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

No liability has arisen under these indemnities as of December 31, 2018 and 2017.

(13)	Segments

The Company operates in one segment. The principal activities of the Company are research and development, commercial manufacture of approved medical or testing devices and the provision of services including contract research work.

The Company operates predominantly in one geographical area, being Australia and continues to derive significant revenues from LifeScan. Beyond 2018 we will not be receiving any quarterly services fees from LifeScan as it has exercised its right to convert its obligation to pay quarterly service fees to us.

The Company’s material long-lived assets are all based in Australia.

Our total revenue as disclosed below is attributed to countries based on location of customer. Location has been determined generally based on contractual arrangements.

	Years Ended December 31,
	2018	2017
	A$	A$
Home country - Australia	490,962	294,717

Foreign countries
- U.S.A.	1,428,350	1,131,772
- Germany	1,603,817	3,641,781
- Switzerland	66,084,950	20,057,644
- Canada	238,056	222,229
- Other	101,817	137,854

Total - foreign countries	69,456,990	25,191,280

Total income	69,947,952	25,485,997

% of total income derived from - LifeScan	94%	79%
- Siemens	3%	18%
- Other	2%	3%

(14)	Deed of Cross Guarantee

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

(for the years ended December 31, 2018 and 2017)

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

(15)	Borrowings

The Company repaid its borrowings in November 2018.

	December 31, 2018		December 31, 2017
	US$	A$	US$	A$
2018	0		1,956,563
2019	0		15,875,875
2020	0		0
Thereafter	0		0

Total minimum payments	0		17,832,438
Less amount representing interest and other fees	0		(2,832,438)

Gross balance of long term debt	0		15,000,000
Less fair value of warrants recorded within loan (a)	(815,655)		(815,655)
Plus interest accretion	815,655		658,334

Total carrying value	0	0	14,842,679	19,029,076

Less current portion	0	0	0	0

Total carrying value, non-current portion	0	0	14,842,679	19,029,076

For 2017, the carrying value of the borrowings approximated its fair value. The fair value was estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

(a)	The warrants issued in December 2013 had a grant date fair value of US$815,655 and are included in equity.

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

The term loan was voluntary prepaid in November 2018 and a Deed of Release was executed in December 2018 releasing all the Transaction Parties securities and obligations under the term loan.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2018 and 2017)

The term loan bore interest at 10.5% per annum payable in cash quarterly in arrears over the term, and as otherwise described in the Credit Agreement. A default interest rate of 13% per annum applied during the existence of a default under the Credit Agreement. The term loan under the Credit Agreement was secured by substantially all of UBI, UBS’ and HRL’s assets. UBI and HRL (together with any future subsidiaries) guaranteed all of UBS’s obligations under the term loan.

Voluntary prepayments of the term loans were not permitted prior to the second anniversary of the Closing Date, except in the event of a change of control of a Transaction Party. After the second anniversary, UBS could make voluntary repayments in minimum principal amounts of US$2,500,000 together with interest, plus a prepayment premium commencing at 15% of the principal of such prepayment due and payable on the applicable date and reducing pro-rata on a monthly basis until the Maturity Date. Since UBS repaid the loan prior to its Maturity Date, it paid a prepayment premium of US$62,500.

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

Other

In December 2016, UBS entered into an arrangement with Elantis Premium Funding Ltd to fund the Group’s 2017 insurance premium. The total amount financed was A$369,630 at inception and the short-term borrowing was fully repaid in September 2017. Interest was charged at a fixed rate of 2.60% per annum. The short-term borrowing was secured by the insurance premium refund. The Company’s 2018 and 2017 insurance program was funded from its operating cash flows.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2018 and 2017)

	Years Ended December 31,
	2018	2017
	A$	A$
Cash and cash equivalents	11,797,789	26,259,918
Restricted cash - current assets	15,589	15,309
Restricted cash - non-current assets	320,000	3,220,000

	12,133,378	29,495,227

	Years Ended December 31,
	2018	2017
	A$	A$
Collateral for facilities (a) - current assets	15,589	15,309
Collateral for facilities (b) - non-current assets	320,000	320,000
Financial covenant pursuant to the credit agreement (c) - current assets	0	2,900,000

	335,589	3,235,309

(a)	Represents bank guarantee of CDN$15,000 as security deposit on HRL’s credit card
(b)	Represents bank guarantee of A$250,000 for commercial lease of UBS’ premises and security deposit on Company’s credit cards of A$70,000
(c)	Represents amounts pledged as collateral for financing arrangements as contractually required by the Lenders. This restriction lapsed upon the repayment of the term loan

Interest earned on the restricted cash as at December 31, 2018 and 2017 were A$62,037 and A$73,615, respectively.

(18)	Subsequent Events

On February 8, 2019, we entered into a Term Sheet Agreement with UBS and Siemens pursuant to which we have agreed to negotiate with UBS and Siemens in good faith for a specified period (subject to extension if mutually agreed) possible modifications to our commercial relationship, including the Collaboration Agreement and Supply Agreements. Under the term sheet agreement, our obligations, as well as those of UBS and Siemens, to apply commercially reasonable efforts and to apply reasonably necessary resource to certain research and development activities under the Collaboration Agreement have been suspended pending the outcome of the negotiation. Under the Term Sheet Agreement, we and UBS have also agreed to not make any dividend payments or similar distributions, or engage in M&A transactions (subject to an exception which would allow us and UBS to enter into M&A transactions where the directors of either company determine, in good faith, that not proceeding with such a transaction would be inconsistent with their fiduciary duties).

Universal Biosensors, Inc.

Schedule ii – Valuation and Qualifying Accounts

(for the years ended December 31, 2018 and 2017)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at end of Period
	A$	A$	A$	A$	A$
Year ended December 31, 2017
Deferred income tax valuation allowance	12,106,409	(4,008,410)	(166,392)	0	7,931,607

Year ended December 31, 2018
Deferred income tax valuation allowance	7,931,607	(16,876,129)	13,849,082	0	4,904,560