Form 10-Q
period 2019-03-31
UNIVERSAL BIOSENSORS INC
filed 2019-04-30
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,473,520 shares of Common Stock, U.S.$0.0001 par value, outstanding as of April 30, 2019.

UNIVERSAL BIOSENSORS, INC.

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Consolidated condensed balance sheets at March 31, 2019 and December 31, 2018 (unaudited)	1
	2)	Consolidated condensed statements of comprehensive income/(loss) for the three months ended March 31, 2019 and 2018 (unaudited)	2
	3)	Consolidated condensed statements of changes in stockholder’s equity and comprehensive income/(loss) for the period ended March 31, 2019 and 2018 (unaudited)	3
	4)	Consolidated condensed statements of cash flows for the three months ended March 31, 2019 and 2018 (unaudited)	4
	5)	Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		24

Item 3	Quantitative and Qualitative Disclosures About Market Risk		35

Item 4	Controls and Procedures		36

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		37

Item 1A	Risk Factors		37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		37

Item 3	Defaults Upon Senior Securities		37

Item 4	Mine Safety Disclosures		37

Item 5	Other Information		37

Item 6	Exhibits		37

	Exhibit 10.22
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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	March 31,	December 31,
	2019	2018
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	51,899,585	11,797,789
Inventories, net	909,199	744,466
Accounts receivable	1,012,520	50,209,561
Prepayments	618,962	158,492
Restricted cash	15,748	15,589
Other current assets	2,094,252	1,105,291

Total current assets	56,550,266	64,031,188
Non-current assets:
Property, plant and equipment	29,126,364	29,101,932
Less accumulated depreciation	(23,841,721)	(23,475,544)

Property, plant and equipment - net	5,284,643	5,626,388

Restricted cash	320,000	320,000

Total non-current assets	5,604,643	5,946,388

Total assets	62,154,909	69,977,576

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	818,101	695,405
Income taxes payable	0	4,352,564
Accrued expenses	2,008,856	1,696,644
Other liabilities	2,890,648	2,902,525
Deferred revenue	0	2,356,583
Employee entitlements liabilities	958,523	1,196,899

Total current liabilities	6,676,128	13,200,620
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements liabilities	14,137	39,468
Deferred revenue	5,161,646	3,463,737

Total non-current liabilities	7,775,783	6,103,205

Total liabilities	14,451,911	19,303,825

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil at March 31, 2019 (nil at December 31, 2018)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 177,453,520 shares at March 31, 2019 (177,243,520 at December 31, 2018)	17,745	17,724
Additional paid-in capital	93,391,604	93,815,185
Accumulated deficit	(42,832,987)	(80,397,343)
Current year income/(loss)	(2,540,898)	37,564,356
Accumulated other comprehensive loss	(332,466)	(326,171)

Total stockholders’ equity	47,702,998	50,673,751

Total liabilities and stockholders’ equity	62,154,909	69,977,576

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended March 31,
	2019	2018
	A$	A$
Revenue
Revenue from products	797,359	451,820
Revenue from services	1,069,831	7,232,327

Total revenue	1,867,190	7,684,147
Operating costs & expenses
Cost of goods sold	494,924	451,162
Cost of services	221,676	261,068

Total cost of goods sold & services	716,600	712,230

Contribution from products & services	1,150,590	6,971,917
Other operating costs & expenses
Product support	22,371	67,562
Depreciation	275,342	533,242
Research and development	2,149,349	3,865,924
General and administrative	2,000,081	1,790,071

Total operating costs & expenses	4,447,143	6,256,799

Profit/(loss) from operations	(3,296,553)	715,118
Other income/(expense)
Interest income	169,824	44,811
Financing costs	0	(674,138)
Research and development tax incentive income	847,062	0
Exchange loss	(250,100)	(648)
Other	(11,131)	(1,322)

Total other income/(expense)	755,655	(631,297)
Net income/(loss) before tax	(2,540,898)	83,821
Income tax benefit/(expense)	0	0

Net income/(loss)	(2,540,898)	83,821

Earnings per share
Basic net income/(loss) per share	(0.01)	0.00
Average weighted number of shares - basic	177,318,187	176,498,550
Diluted net income/(loss) per share	(0.01)	0.00
Average weighted number of shares - diluted	177,318,187	177,514,791

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(6,295)	4,622
Reclassification for gain/(loss) realized in net income	0	0

Other comprehensive income/(loss)	(6,295)	4,622

Comprehensive income/(loss)	(2,547,193)	88,443

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

					Accumulated Other	Total
	Ordinary shares		Additional Paid-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	in Capital	Deficit	Income/(Loss)	Equity
		A$	A$	A$	A$	A$
Balances at January 1, 2018	176,498,550	17,650	93,450,721	(80,397,343)	(301,709)	12,769,319
Net income	0	0	0	83,821	0	83,821
Other comprehensive income	0	0	0	0	4,622	4,622
Stock option expense	0	0	97,318	0	0	97,318

Balances at March 31, 2018	176,498,550	17,650	93,548,039	(80,313,522)	(297,087)	12,955,080

Balances at January 1, 2019	177,243,520	17,724	93,815,185	(42,832,987)	(326,171)	50,673,751
Net loss	0	0	0	(2,540,898)	0	(2,540,898)
Other comprehensive loss	0	0	0	0	(6,295)	(6,295)
Shares issued to employees	210,000	21	(21)	0	0	0
Stock option expense	0	0	(423,560)	0	0	(423,560)

Balances at March 31, 2019	177,453,520	17,745	93,391,604	(45,373,885)	(332,466)	47,702,998

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
	A$	A$
Cash flows from operating activities:
Net income/(loss)	(2,540,898)	83,821
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	372,600	644,009
Share based payments expense	(423,560)	97,318
Loss on fixed assets disposal	11,659	1,322
Unrealized foreign exchange gains	(420,050)	(130,717)
Financing costs - amortization of warrants	0	33,011
Change in assets and liabilities:
Inventory	(164,733)	(219,750)
Accounts receivable	49,210,181	(3,152,031)
Prepayment and other assets	(1,449,431)	(90,732)
Income tax payable	(4,352,564)	0
Deferred revenue	(658,675)	0
Employee entitlements	(270,003)	2,629
Accounts payable and accrued expenses	430,922	1,772,545

Net cash provided by/(used in) operating activities	39,745,448	(958,575)

Cash flows from investing activities:
Purchases of property, plant and equipment	(63,544)	(234,134)

Net cash used in investing activities	(63,544)	(234,134)

Cash flows from financing activities:
Borrowing costs	0	(256,410)

Net cash used in financing activities	0	(256,410)

Net increase/(decrease) in cash, cash equivalents and restricted cash	39,681,904	(1,449,119)
Cash, cash equivalents and restricted cash at beginning of period	12,133,378	29,495,227
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	420,051	466,626

Cash, cash equivalents and restricted cash at end of period	52,235,333	28,512,734

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

Our plan of operations over the remainder of the fiscal year ending December 2019 is to:

•

seek to enter into collaborative, strategic or distribution arrangements with other life sciences companies or other industry participants with respect to the development and commercialization of specific tests or specific fields, particularly in light of the determination by LifeScan, Inc. (“LifeScan”) to exercise its right to buy out its obligation to pay us future quarterly service fees and our expectation that we will not continue to collaborate with LifeScan going forward;

•	manufacture products;

•	undertake research and development work;

•	provide the necessary post-market support for our customers and partners;

•	provide laboratory services for our customers and partners;

•	demonstrate the broader application of our technology platform for markets with significant commercial potential; and

•	identify, investigate and evaluate inorganic growth opportunities within the overall strategic initiatives.

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS by LifeScan and other third party licensors. The Company’s first global strategic partnership was established with LifeScan in diabetes care. We developed a blood glucose product with LifeScan (“OneTouch Verio®”). During 2018, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to UBS. Accordingly, we will not receive any further quarterly service fees beyond 2018 and we do not expect to receive any further revenues from LifeScan unless we enter into a new agreement with LifeScan in the future. In October 2018, Platinum Equity acquired LifeScan, Inc. from Johnson & Johnson. Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International, both affiliates of Johnson and Johnson.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto as of and for the year ended December 31, 2018, included in the Annual Report on Form 10-K of Universal Biosensors, Inc. filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2019 (the “Annual Report”).

The year-end consolidated condensed balance sheets data as at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. For cash and cash equivalents, the carrying amount approximates fair value due to the short maturity of those instruments. The Company maintains cash and restricted cash, which includes tenant security deposits and credit card security deposits. As of March 31, 2019, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For periods ended March 31, 2019 and December 31, 2018, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated condensed financial statements.

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

	Three Months Ended March 31,	Year Ended December 31,
	2019	2018
	A$	A$
Raw materials	236,340	302,056
Work in progress	625,753	442,410
Finished goods	47,106	0

	909,199	744,466

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

	Three Months Ended March 31,	Year Ended December 31,
	2019	2018
	A$	A$
Accounts receivable	1,012,520	50,209,561
Allowance for doubtful debts	0	0

	1,012,520	50,209,561

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

Impairment of Long-Lived Assets

The Company reviews its capital assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing the review, the Company estimates undiscounted cash flows from products under development that are covered by these patents and licenses. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows. Impairment of long-lived-assets as at March 31, 2019 was nil (December 31, 2018: A$2,574,709).

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

An amount of A$271,318 and A$89,500 were received under this grant in November 2017 and June 2018, respectively. UBS believes that the likelihood of being required to repay grant funding is remote because the Company continues to comply with the grant agreement.

Other Liabilities

Other liabilities represent marketing support payment due to one of our partners and is payable in US currency. The total amount of marketing support payment to be paid by the Company is US$2,048,602. These amounts will be paid once supporting documentation has been provided to the Company.

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2019	2018
	A$	A$
Research and development expenses	2,149,349	3,865,924

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

At December 31, 2018 the Company has nil (A$11,637,669 at December 31, 2017) of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$3,459,966 (A$10,963,961 at December 31, 2017) of non-refundable R&D tax offset as at December 31, 2018. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years. UBI has U.S. tax losses available for carry forward against future earnings of nil as at December 31, 2018 (US$1,011,321 as of December 31, 2017). Pursuant to the U.S. Federal Tax Reform, the effective tax rate of UBI has been reduced from 34% to 21%. The deferred tax benefit based on this new rate for UBI is nil. HRL has Canadian tax losses available for carry forward against future earnings of CAD$709,191 and CAD$676,899 as at December 31, 2018 and 2017, respectively.

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

ARO for the years ended March 31, 2019 and December 31, 2018 was A$2,600,000.

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

Revenue Recognition

A. Significant accounting policy

We recognize revenue from all sources, other than those received from LifeScan as outlined below, based on the provisions of ASC 606 Revenue from Contracts with Customers.

Revenue is measured based on a consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

The modified retrospective method has been used in adopting the guidance of ASC 606. There has been no change in accounting principle and the financial statements have not been affected by the application of the guidance in ASC 606.

During the 2018 financial year, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to Universal Biosensors. As a result of this, beyond the 2018 financial year, Universal Biosensors will no longer receive any quarterly service fees from LifeScan. Since we will no longer be receiving any substantial revenues from LifeScan beyond the 2018 financial year, the LifeScan contract is deemed to be completed hence ASC 606 is not applied to revenues from LifeScan.

In relation to revenues from LifeScan, we recognized revenues from all sources based on the provisions of the U.S. SEC’s Staff Accounting Bulletin No. 104 and ASC 605 Revenue Recognition.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The Company’s LifeScan revenue represented provision of services.

Revenue from services is recognized when a persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

B.     Nature of goods and services

The following is a description of products and services from which the Company generates its revenue.

Products and services	Nature, timing of satisfaction of performance obligations, and significant payment terms
Xprecia Stride™ strips	The Company recognizes revenue from sales of products at the time title of goods passes to the customer, Siemens Healthcare Diagnostics, Inc. (“Siemens”), and the customer assumes the risks and rewards of ownership. The performance obligation is satisfied at a point in time when the products are shipped to the customer. The customer pays the Company within 60 days from receipt of invoice. The transaction price is fixed.

Contract research and development	The Company undertakes contract research and development on behalf of its customers and partners and is generally remunerated by way of milestone payments. Milestone payments which represent the achievement of a significant technical/regulatory hurdle in the research and development process pursuant to collaborative agreements, and are deemed to be substantive, are recognized as revenue at a point in time upon the achievement of the specified milestone. If the milestone payment is not substantive or stand-alone value, the milestone payment is deferred and recognized as revenue either over the estimated performance period stipulated in the agreement or across other deliverables in the arrangement. Siemens pays the milestone payments to the Company within 30 days of receipt of invoice. The transaction price is fixed.

Quarterly service fees	Quarterly service fee are based on the number of strips sold by LifeScan which falls within a valid claim of certain LifeScan patents. It is payable to us as an ongoing reward for our services and efforts to enhance the product. Revenue from quarterly services fees is recognized as revenue from services when the four basic criteria for revenue recognition are met. Quarterly service fees is billed on a quarterly basis and paid within 45 days of receipt of invoice. The transaction price is fixed. As further discussed herein, during the 2018 financial year, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to Universal Biosensors. As a result of this, beyond the 2018 financial year, Universal Biosensors will no longer receive any quarterly service fees from LifeScan.

C.     Disaggregation of revenue

In the following table, revenue is disaggregated by major product and service line, and timing of revenue recognition.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Three Months Ended March 31,
	2019	2018
	A$	A$
Major product/service lines
Xprecia StrideTM strips	797,359	451,820
Quarterly service fees	0	6,939,024
Other services	1,069,831	293,303

	1,867,190	7,684,147

Timing of revenue recognition
Products and services transferred at a point in time	1,867,190	7,684,147
Services transferred over time	0	0

	1,867,190	7,684,147

D.     Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	Three Months Ended March 31,
	2019	2018
	A$	A$
Receivables	1,012,520	7,549,299
Contract assets	0	0
Contract liabilities:
- Current	0	2,356,583
- Non-current	5,161,646	3,463,737

Receivables represent the Company’s right to consideration that is unconditional. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract assets are transferred to the receivables when the rights become unconditional. The contract liabilities primarily relate to the advance consideration received from Siemens for contract research and development, for which transfer of control occurs, and therefore revenue is recognized when the deliverables are met.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows.

	Three Months Ended March 31,
	2019	2018
	A$	A$
Contract assets	0	0
Contract liabilities
- Current	0	2,356,583
- Non-current	5,161,646	3,463,737

	5,161,646	5,820,320

The movement in contract liabilities is explained as follows:

•	the Company met one of its milestones in January 2019 therefore revenue of A$658,674 was recognized in Q1 2019 when this deliverable was met

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

•	an amount of A$1,697,909 was reclassified from current to non-current as the milestone to which this revenue relates are unlikely to be met within the next 12 months

E.    Transaction price allocated to the remaining performance obligations

On February 8, 2019, we entered into a Term Sheet Agreement with Siemens pursuant to which we have agreed to negotiate with Siemens in good faith for a period of time ending June 8, 2019 (subject to extension if mutually agreed) to possible modifications to our commercial relationship, including the Collaboration Agreement and Supply Agreements. Under the Term Sheet Agreement, amongst other things, our obligations, as well as those of Siemens, to apply commercially reasonable efforts and to apply reasonably necessary resource to certain research and development activities under the Collaboration Agreement has been suspended pending the outcome of the negotiation. As such, at this point in time and until the outcome of the negotiations are known, we are not in a position to estimate revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

Master Services and Supply Agreement

In October 2007, the Company and LifeScan entered into a Master Services and Supply Agreement, under which the Company would provide certain services to LifeScan in the field of blood glucose monitoring and act as a non-exclusive manufacturer of blood glucose test strips. The Master Services and Supply Agreement was subsequently amended and restated in May 2009. The Company concluded the Master Services and Supply Agreement should be accounted for as three separate units of accounting: 1) research and development to assist LifeScan in receiving regulatory clearance to sell the blood glucose product (milestone payment), 2) contract manufacturing of the blood glucose test strips (contract manufacturing) which ceased in December 2013, and 3) ongoing services and efforts to enhance the product (product enhancement).

All consideration within the Master Services and Supply Agreement was contingent. The Company concluded the undelivered items were not priced at a significant incremental discount to the delivered items and revenue for each deliverable will be recognized as each contingency is met and the consideration becomes fixed and determinable. The milestone payment was considered to be a substantive payment and the entire amount was recognized as revenue when the regulatory approval was received. Revenues for contract manufacturing and ongoing efforts to enhance the product were recognized as revenue from products or revenue from services, respectively, when the four basic criteria for revenue recognition were met.

Collaboration Agreement

On September 9, 2011 the Company entered into a Collaboration Agreement with Siemens to develop coagulation related products for hospital point-of-care and ambulatory care coagulation markets. In addition to an up-front, non-refundable payment of A$2,961,245 (equivalent to US$3 million), the Collaboration Agreement (as amended) contains a further seven payments from Siemens upon the achievement of certain defined milestones. These seven milestones, which have been prepaid, to a large extent relate to feasibility, regulatory submissions and the launch of the products to be developed. The Company has concluded that the up-front payment is not a separate unit of accounting and recorded the amount as deferred revenue to be recognized as revenue across other deliverables in the arrangement with Siemens based upon the Company’s best estimate of selling price. The deliverables related to each of the seven milestone are considered substantive and are not priced at a significant incremental discount to the other deliverables. As the achievement of the milestones is contingent upon a future event, the revenue for each deliverable will be recognized as the contingencies are met and the consideration becomes fixed and determinable.

Of the seven milestones, the Company has delivered on four as of March 31, 2019. The last milestone delivered was in July 2015.

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

In the three months ended March 31, 2019 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2019 will be less than A$20 million and accordingly A$847,062 has been recorded as a research and development tax incentive income for the three months ended March 31, 2019. The Company will review its forecasted aggregate turnover on a quarterly basis to determine if the R&D tax offsets are refundable or captured as part of the current year income tax computation.

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

The Company has recorded foreign currency transaction losses of A$250,100 and A$648 for the three months ended March 31, 2019 and 2018, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at March 31, 2019 and December 31, 2018. Purchase commitments contracted for as at March 31, 2019 is A$532,155 (December 31, 2018 : A$941,864).

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

Leased Assets

All of the Company’s leases for the periods ending March 31, 2019 and December 31, 2018 are considered operating leases. The costs of operating leases are charged to the consolidated condensed statements of comprehensive income on a straight-line basis over the lease term.

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model.

No options have been issued by the Company since January 1, 2018.

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2018	15,153,884	0.63
Granted	0	0.00
Exercised	(210,000)	0.00
Lapsed	(8,288,832)	0.66

Balance at March 31, 2019	6,655,052	0.61

The number of options exercisable as at March 31, 2019 and 2018 was 6,616,222 and 10,063,372, respectively. The total stock compensation income/(expense) recognized in the consolidated condensed statements of comprehensive income was A$423,560 and (A$97,318) for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, there was A$2,125 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized over the vesting years as follows:

Fiscal Year	A$
2019	2,125
2020	0
2021	0

2,125

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The aggregate intrinsic value for all options outstanding as at March 31, 2019 and 2018 was zero.

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

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2018	311,246	0.28
Granted	0	0.00
Release of restricted shares	(69,234)	0.29

Balance at March 31, 2019	242,012	0.27

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

Benefit Plan

The Company provides eligible HRL employees a Benefit Plan. In general, the Benefit Plan includes extended health care, dental care, basic life insurance, basic accidental death and dismemberment, and disability insurance.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income. Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income/(loss).

The tax effect allocated to each component of other comprehensive loss is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
Three Months Ended March 31, 2019
Foreign currency translation reserve	(6,295)	0	(6,295)
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	(6,295)	0	(6,295)

Three Months Ended March 31, 2018
Foreign currency translation reserve	4,622	0	4,622
Reclassification for gains realised in net income	0	0	0

Other comprehensive income	4,622	0	4,622

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

ASU No.2014-09, “Revenue from Contracts with Customers’

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are two permitted transition methods under the new standard, the full retrospective method or the modified retrospective method. The new standard is effective for annual reporting periods beginning after December 15, 2017. The Company has adopted this guidance from January 1, 2019 and it has not had a material impact on the Company’s consolidated financial statements.

UBI has selected the modified retrospective method where the effect of applying the standard is recognized at the date of initial application, without restating previous years.

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

The agreement with SpeeDx was terminated without costs borne by either party by mutual agreement of both the parties on March 29, 2019.

Mr. Coleman is a Non-Executive Chairman of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds holds a beneficial interest and voting power over approximately 18% of our shares.

An employee of Viburnum Funds Pty Ltd has on occasions been seconded to Universal Biosensors to assist the Company on strategic matters. During this period Viburnum Funds Pty Ltd continue to pay all the salary entitlements of the seconded person. Universal Biosensors is solely responsible for the reimbursement of certain expenditure such as travel and rental whilst the employee is on secondment. The total expenditure reimbursed by the Company to Viburnum Funds Pty Ltd as at March 31, 2019 and 2018 was A$7,245 and A$4,284, respectively.

Borrowings

The Company repaid its borrowings in November 2018.

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

The credit agreement was amended again on December 29, 2017 (“Amendment”). Subject to the terms of the Amendment, the Amendment modified the Credit Agreement to (i) extend the maturity date to July 1, 2019 (“Maturity Date”), (ii) add the Borrower’s wholly owned subsidiary, Hemostasis Reference Laboratory, Inc. (“HRL”), as a guarantor of the Borrower’s obligations under the Credit Agreement and (iii) subject to the prior written consent of the Lenders in their sole discretion, permit UBI to repurchase shares in an aggregate amount up to US$2,000,000 within 12 months after the date Lenders provide any such consent. In connection with the Amendment, UBI agreed to pay a fee of US $200,000 to the Lenders and to reimburse certain expenses of the Lenders incurred in connection with the Amendment. The fee of US$200,000 was paid in January 2018.

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

The warrants issued in December 2013 had a grant fair value of US$815,655 and are included in equity.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Three Months Ended March 31,	Year Ended December 31,
	2019	2018
	A$	A$
Cash and cash equivalents	51,899,585	11,797,789
Restricted cash - current assets	15,748	15,589
Restricted cash - non-current assets	320,000	320,000

	52,235,333	12,133,378

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2019	2018
	A$	A$
Collateral for facilities (a) - current assets	15,748	15,589
Collateral for facilities (b) - non-current assets	320,000	320,000

	335,748	335,589

(a)	Represents bank guarantee of CDN$15,000 as security deposit on HRL’s credit card
(b)	Represents bank guarantee of A$250,000 for commercial lease of UBS’ premises and security deposit on Company’s credit cards of A$70,000

Interest earned on the restricted cash for the three months ended March 31, 2019 and 2018 were A$1,874 and A$17,133, respectively.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Analysis of Consolidated Revenue

During 2018, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to UBS. Accordingly, we will not receive any further quarterly service fees beyond 2018 and we do not expect to receive any further revenues from LifeScan unless we enter into a new agreement with LifeScan in the future. As a result of this and despite sales of the Xprecia StrideTM strips increasing, our total revenue decreased by 76% compared to the same period in the previous financial year.

On February 8, 2019, we entered into a Term Sheet Agreement with Siemens pursuant to which we have agreed to negotiate with Siemens in good faith for a period of time ending June 8, 2019 (subject to extension if mutually agreed) possible modifications to our commercial relationship, including the Collaboration Agreement and Supply Agreements. Under the Term Sheet Agreement, our obligations, as well as those of Siemens, to apply commercially reasonable efforts and to apply reasonably necessary resources to certain research and development activities under the Collaboration Agreement have been suspended pending the outcome of the negotiation. Under the Term Sheet Agreement, we have also agreed to not make any dividend payments or similar distributions, or engage in M&A transactions (subject to an exception which would allow us to enter into M&A transactions where the directors of either company determine, in good faith, that not proceeding with such a transaction would be inconsistent with their fiduciary duties).

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured and sold to Siemens during the respective periods are as follows:

	Three Months Ended March 31,
	2019	2018
	A$	A$
Revenue from products	797,359	451,820
Cost of goods sold	(494,924)	(451,162)

Production margin	302,435	658

The movement in revenues is primarily volume driven. Management is of the view that revenues increased by 76% during the quarter ended March 31, 2019 compared to the same period in the previous financial year as a result of market penetration by Siemens. The production margin from the sale of our PT-INR strips has improved with higher throughput.

Revenue from Services

We provide various services to our customers and partners. The revenue is grouped into the following categories:

•

Product enhancement – a quarterly service fee based on the number of strips sold by LifeScan which falls within a valid claim of certain LifeScan patents is payable to us as an ongoing reward for our services and efforts to enhance the product (as noted elsewhere herein, commencing in the 2019 financial year, UBI will no longer receive these quarterly service fees from LifeScan);

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

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended March 31,
	2019	2018
	A$	A$
Revenue from services:
Quarterly service fee	0	6,939,024
Other services	1,069,831	293,303

	1,069,831	7,232,327
Cost of services	(221,676)	(261,068)

Net margin	848,155	6,971,259

Quarterly service fee - We no longer receive the quarterly service fees as in 2018 LifeScan exercised its right to convert its obligation to pay quarterly service fees to us by paying us a one time lump sum service fee.

	Three Months Ended March 31,
	2019	2018
	Millions	Millions
No. of strips sold	0.00	425.50
Quarterly service fees - USD	0.00	5.32
Quarterly service fees - AUD	0.00	6.94

Other services

Other services represents coagulation testing services performed by HRL, Siemens related research and development milestone achieved during the quarter and other ad hoc services undertaken for our partners.

	Three Months Ended March 31,
	2019	2018
	A$	A$
Coagulation testing services	411,156	185,214
Contract research and development	658,675	0
Other	0	108,089

	1,069,831	293,303

Increase in coagulation testing services as a result of aggressive marketing initiative undertaken by HRL. During the current quarter we delivered on a milestone and recognized revenue of US$500,000 (equivalent to A$658,675).

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Three Months Ended March 31,
	2019	2018
	A$	A$
Quarterly service fees	0	6,939,024
Manufacturing contribution	302,435	658
Other services	848,155	32,235

Contribution from products & services	1,150,590	6,971,917

The decrease in period to period total contributions from products and services reflected in the table above is primarily represented by the Company not receiving any further quarterly service fees from LifeScan as in 2018 LifeScan exercised its right to convert its obligation to pay quarterly service to us by paying us a one time lump sum service fee.

The manufacturing contribution has increased due to increased sales of PT-INR strips and as a result of our investment in scale up projects which has improved efficiency and yields. Manufacturing operation has the flexibility to expand in order to support volume increases on the Siemens contract.

Contribution from other services increased over the period primarily as a result of increase in revenue generated by HRL and achievement of a milestone.

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

EBITDA for the respective periods and a reconciliation of net income to EBITDA is as follows:

	Three Months Ended March 31,
	2019	2018
	A$	A$
Net income/(loss)	(2,540,898)	83,821
Interest income	(169,824)	(44,811)
Interest expense	0	552,367
Depreciation - cost of goods sold & services	97,258	110,767
Depreciation - other operating costs & expenses	275,342	533,242

EBITDA	(2,338,122)	1,235,386

Decrease in EBITDA primarily was a result of the Company not receiving any further quarterly service fees from LifeScan as in 2018 LifeScan exercised its right to convert its obligation to pay quarterly service to us by paying us a one time lump sum service fee.

Product Support

Product support relates to post-market technical support provided by us to Siemens for the Xprecia Stride™ Coagulation Analyzer.

Product support for the respective periods are as follows:

	Three Months Ended March 31,
	2019	2018
	A$	A$
Product support	22,371	67,562

We expect product support expenditure to decrease over time.

Depreciation

Depreciation of fixed assets is based on a straight line basis over the useful life of property, plant and equipment. Depreciation is allocated to cost of goods sold and research and development based on output. The decline in depreciation is due to fixed assets with a written down value of A$2,574,709 being written off as December 31, 2018 as its carrying value was no longer supported by future revenues streams.

Depreciation for the respective periods charged to other operating costs and expenses is as follows:

	Three Months Ended March 31,
	2019	2018
	A$	A$
Research and development depreciation	231,141	488,673
General and administrative depreciation	44,152	43,852
Product support depreciation	49	717

Depreciation	275,342	533,242

Research and Development Expenses

Total research and development expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2019	2018
	A$	A$
Research and development expenses	2,149,349	3,865,924

Research and development expenditure principally reflects the effort required in product development of the tests we are developing. Research and development expenditure decreased by 44% for the quarter ended March 31, 2019 compared to the same period in the previous financial year.

The decrease in year-to-date research and development expenses was a result of all proprietary coagulation product research and development spending being suspended in 4Q FY18 and scale back of research and development obligations relating to Siemens projects during March 2019 pursuant to the Term Sheet Agreement we executed with Siemens on February 8, 2019.

Research and development expenditure also include separation payments made to certain staff during the current quarter as part of management initiative to reduce expenditures. Whilst this represented a cost during the current quarter, the overall research and development expenditure for the year ended December 31, 2019 is expected to decrease as a result of the decline in headcount.

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

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended March 31, 2019 and 2018 were A$1,381,953 and A$2,348,044, respectively.

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

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal including legal and maintenance fees incurred for patent applications, audit and accounting services. General and administrative expenses increased by 12% for the three months ended March 31, 2019 compared to the same period in the previous financial year.

The increase was primarily due to legal and consultant fees incurred as part of contract negotiations supporting customer relationship management and partner development.

General and administrative expenses for the respective periods are as follows:

	Three Months Ended March 31,
	2019	2018
	A$	A$
General and administrative expenses	2,000,081	1,790,071

Interest Income

Interest income increased by 279% during the three months ended March 31, 2019 when compared to the same period in the previous financial year. The increase in interest income is generally attributable to the higher amount of funds available for investment.

	Three Months Ended March 31,
	2019	2018
	A$	A$
Interest income	169,824	44,811

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The term loan was fully repaid in November 2018. The breakdown of the financing costs is as follows:

	Three Months Ended March 31,
	2019	2018
	A$	A$
Interest expense	0	552,367
Warrants expense	0	33,011
Other debt issuance costs	0	88,760

	0	674,138

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Research and development tax incentive income

In the three months ended March 31, 2019 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2019 will be less than A$20 million and accordingly A$847,062 has been recorded as a research and development tax incentive income for the three months ended March 31, 2019.

Exchange loss

Exchange loss for the respective periods are as follows:

	Three Months Ended March 31,
	2019	2018
	A$	A$
Exchange loss	250,100	648

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Three Months Ended March 31,	Year Ended December 31,
	2019	2018
	A$	A$
Financial assets:
Cash and cash equivalents	51,899,585	11,797,789
Accounts receivables	1,012,520	50,209,561

Total financial assets	52,912,105	62,007,350

Debt:
Short and long term debt/loan	0	0

Total debt	0	0

Net financial assets	52,912,105	62,007,350

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

The decline in our net financial assets position is primarily as a result of the payment of GILTI taxes, legal and specialist consultant fees incurred as part of contract negotiations and the separation payments made to our staff.

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at March 31, 2019 or for the year ended December 31, 2018.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At March 31, 2019 and December 31, 2018, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no derivatives or outstanding contracts in place through the period ended March 31, 2019 and for the year ended December 31, 2018.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Three Months Ended March 31,	Year Ended December 31,
	2019	2018
	A$	A$
Cash and cash equivalents	51,899,585	11,797,789
Working capital (current assets less current liabilities)	49,874,138	50,830,568
Ratio of current assets to current liabilities	8.47 : 1	4.85 : 1
Shareholders’ equity per common share	0.27	0.29

The movement in cash and cash equivalents and working capital during the above periods was primarily due to the receipt of the lump sum service fee of US$ 31,503,880 from LifeScan on February 18, 2019.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Three Months Ended March 31,
	2019	2018
	A$	A$
Cash provided by/(used in):
Operating activities	39,745,448	(958,575)
Investing activities	(63,544)	(234,134)
Financing activities	0	(256,410)

Net increase/(decrease) in cash, cash equivalents and restricted cash	39,681,904	(1,449,119)

Our net cash provided by operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations and general and administrative expenditure. We also serviced our long term secured loan during 2018 prior to it being fully repaid in November 2018. An increase in operating cash flows primarily as a result of the receipt of the lump sum service fee of US$ 31,503,880 from LifeScan on February 18, 2019.

Our net cash used in investing activities for all periods is primarily for the purchase of various plant and equipment and for the various continuous improvement program we are undertaking.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2019 are:

A$
Less than 1 year	698,003
1 – 3 years	1,246,039
3 – 5 years	0
More than 5 years	0

Total minimum lease payments	1,944,042

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2018 Form 10-K, but these are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There has been no sale of equity securities by the Company or purchase of equity securities by the Company, or by an affiliated purchaser on behalf of the Company, since December 31, 2018.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

10.22	Term Sheet Agreement entered into by Siemens Healthcare Diagnostics Inc., Universal Biosensors, Inc. and Universal Biosensors Pty Ltd on February 8, 2019.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Rick Legleiter
Date: April 30, 2019		Rick Legleiter
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: April 30, 2019		Salesh Balak
Principal Financial Officer