Form 10-Q
period 2019-06-30
UNIVERSAL BIOSENSORS INC
filed 2019-07-25
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission File Number: 000-52607

Universal Biosensors, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0424072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Universal Biosensors, Inc. 1 Corporate Avenue, Rowville, 3178, Victoria Australia	Not Applicable
(Address of principal executive offices)	(Zip Code)

Telephone: +61 3 9213 9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	UBI.AX	The Australian Securities Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,546,854 shares of Common Stock, U.S.$0.0001 par value, outstanding as of July 25, 2019.

UNIVERSAL BIOSENSORS, INC.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1) Consolidated condensed balance sheets at June 30, 2019 and December 31, 2018 (unaudited)	1

	2) Consolidated condensed statements of comprehensive income/(loss) for the three and six months ended June 30, 2019 and 2018 (unaudited)	2

	3) Consolidated condensed statements of changes in stockholder’s equity and comprehensive income/(loss) for the period ended June 30, 2019 and 2018 (unaudited)	3

	4) Consolidated condensed statements of cash flows for the six months ended June 30, 2019 and 2018 (unaudited)	4

	5) Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4	Controls and Procedures	36

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	37

Item 1A	Risk Factors	37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3	Defaults Upon Senior Securities	37

Item 4	Mine Safety Disclosures	37

Item 5	Other Information	37

Item 6	Exhibits	37

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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	June 30, 2019	December 31, 2018
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	50,553,981	11,797,789
Inventories, net	964,313	744,466
Accounts receivable	1,203,257	50,209,561
Prepayments	436,617	158,492
Restricted cash	16,328	15,589
Other current assets	2,560,030	1,105,291

Total current assets	55,734,526	64,031,188
Non-current assets:
Property, plant and equipment	29,008,099	29,101,932
Less accumulated depreciation	(23,946,269)	(23,475,544)

Property, plant and equipment - net	5,061,830	5,626,388
Restricted cash	320,000	320,000

Total non-current assets	5,381,830	5,946,388

Total assets	61,116,356	69,977,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	753,881	695,405
Income taxes payable	0	4,352,564
Accrued expenses	2,058,982	1,696,644
Other liabilities	2,921,150	2,902,525
Deferred revenue	0	2,356,583
Employee entitlements liabilities	881,236	1,196,899

Total current liabilities	6,615,249	13,200,620
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements liabilities	18,029	39,468
Deferred revenue	5,161,646	3,463,737

Total non-current liabilities	7,779,675	6,103,205

Total liabilities	14,394,924	19,303,825

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil at June 30, 2019 (nil at December 31, 2018)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 177,546,854 shares at June 30, 2019 (177,243,520 at December 31, 2018)	17,755	17,724
Additional paid-in capital	93,377,674	93,815,185
Accumulated deficit	(42,832,987)	(80,397,343)
Current year income/(loss)	(3,500,187)	37,564,356
Accumulated other comprehensive loss	(340,823)	(326,171)

Total stockholders’ equity	46,721,432	50,673,751

Total liabilities and stockholders’ equity	61,116,356	69,977,576

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Revenue
Revenue from products	1,497,003	451,850	2,294,362	903,670
Revenue from services	613,164	5,354,252	1,682,995	12,586,579

Total revenue	2,110,167	5,806,102	3,977,357	13,490,249
Operating costs & expenses
Cost of goods sold	774,735	417,857	1,269,659	869,019
Cost of services	228,104	166,127	449,780	427,195

Total cost of goods sold & services	1,002,839	583,984	1,719,439	1,296,214

Contribution from products & services	1,107,328	5,222,118	2,257,918	12,194,035
Other operating costs & expenses
Product support	7,011	126,587	29,382	194,149
Depreciation	147,887	534,652	423,229	1,067,894
Research and development	987,671	2,827,021	3,137,020	6,692,945
General and administrative	2,210,294	1,960,023	4,210,375	3,750,094

Total operating costs & expenses	3,352,863	5,448,283	7,800,006	11,705,082

Profit/(loss) from operations	(2,245,535)	(226,165)	(5,542,088)	488,953
Other income/(expense)
Interest income	302,330	145,088	472,154	189,899
Financing costs	0	(708,985)	0	(1,383,123)
Research and development tax incentive income	479,885	0	1,326,947	0
Exchange gain	499,922	230,021	249,822	229,373
Other	4,109	2,582	(7,022)	1,260

Total other income/(expense)	1,286,246	(331,294)	2,041,901	(962,591)
Net loss before tax	(959,289)	(557,459)	(3,500,187)	(473,638)
Income tax benefit/(expense)	0	0	0	0

Net loss	(959,289)	(557,459)	(3,500,187)	(473,638)

Earnings per share
Basic net income/(loss) per share	(0.01)	(0.00)	(0.02)	(0.00)
Average weighted number of shares - basic	177,497,696	176,498,550	177,408,437	176,498,550
Diluted net income/(loss) per share	(0.01)	(0.00)	(0.02)	(0.00)
Average weighted number of shares - diluted	177,497,696	176,498,550	177,408,437	176,498,550
Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(8,357)	(9,856)	(14,652)	(5,234)
Reclassification for gain/(loss) realized in net income/(loss)	0	0	0	0

Other comprehensive loss	(8,357)	(9,856)	(14,652)	(5,234)

Comprehensive loss	(967,646)	(567,315)	(3,514,839)	(478,872)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

	Ordinary shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
		A$	A$	A$	A$	A$
Balances at January 1, 2019	177,243,520	17,724	93,815,185	(42,832,987)	(326,171)	50,673,751
Net loss	0	0	0	(3,500,187)	0	(3,500,187)
Exercise of stock options issued to employees	303,334	31	3,369	0	0	3,400
Other comprehensive loss	0	0	0	0	(14,652)	(14,652)
Stock option expense	0	0	(440,880)	0	0	(440,880)

Balances at June 30, 2019	177,546,854	17,755	93,377,674	(46,333,174)	(340,823)	46,721,432

Balances at April 1, 2019	177,453,520	17,745	93,391,604	(45,373,885)	(332,466)	47,702,998
Net loss	0	0	0	(959,289)	0	(959,289)
Exercise of stock options issued to employees	93,334	10	3,390	0	0	3,400
Other comprehensive loss	0	0	0	0	(8,357)	(8,357)
Stock option expense	0	0	(17,320)	0	0	(17,320)

Balances at June 30, 2019	177,546,854	17,755	93,377,674	(46,333,174)	(340,823)	46,721,432

Balances at January 1, 2018	176,498,550	17,650	93,450,721	(80,397,343)	(301,709)	12,769,319
Net loss	0	0	0	(473,638)	0	(473,638)
Other comprehensive loss	0	0	0	0	(5,234)	(5,234)
Stock option expense	0	0	177,042	0	0	177,042

Balances at June 30, 2018	176,498,550	17,650	93,627,763	(80,870,981)	(306,943)	12,467,489

Balances at April 1, 2018	176,498,550	17,650	93,548,039	(80,313,522)	(297,087)	12,955,080
Net loss	0	0	0	(557,459)	0	(557,459)
Other comprehensive loss	0	0	0	0	(9,856)	(9,856)
Stock option expense	0	0	79,724	0	0	79,724

Balances at June 30, 2018	176,498,550	17,650	93,627,763	(80,870,981)	(306,943)	12,467,489

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
	A$	A$
Cash flows from operating activities:
Net loss	(3,500,187)	(473,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	604,244	1,222,047
Share based payments expense	(440,880)	177,042
(Gain)/loss on fixed assets disposal	12,551	(1,260)
Unrealized foreign exchange gains	(951,685)	(313,388)
Financing costs - amortization of warrants	0	67,870
Change in assets and liabilities:
Inventory	(219,847)	22,960
Accounts receivables	49,006,304	(1,086,013)
Prepayment and other assets	(1,732,864)	(325,168)
Income tax payable	(4,352,564)	0
Deferred revenue	(658,675)	0
Employee entitlements	(337,102)	15,787
Accounts payable and accrued expenses	456,009	1,503,710

Net cash provided by operating activities	37,885,304	809,949

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	13,331	2,582
Purchases of property, plant and equipment	(82,139)	(282,813)

Net cash used in investing activities	(68,808)	(280,231)

Cash flows from financing activities:
Borrowing costs	0	(256,410)
Proceeds from stock options exercised	3,400	0

Net cash provided by/(used in) financing activities	3,400	(256,410)

Net increase in cash, cash equivalents and restricted cash	37,819,896	273,308
Cash, cash equivalents and restricted cash at beginning of period	12,133,378	29,495,227
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	937,035	1,368,974

Cash, cash equivalents and restricted cash at end of period	50,890,309	31,137,509

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

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS by LifeScan and other third party licensors. The Company’s first global strategic partnership was established with LifeScan in diabetes care. We developed a blood glucose product with LifeScan (“OneTouch Verio®”). During 2018, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to UBS. Accordingly, we have not received any further quarterly service fees beyond 2018 and we do not expect to receive any further revenues from LifeScan unless we enter into a new agreement with LifeScan in the future. In October 2018, Platinum Equity acquired LifeScan, Inc. from Johnson & Johnson. Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto as of and for the year ended December 31, 2018, included in the Annual Report on Form 10-K of Universal Biosensors, Inc. filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2019 (the “Annual Report”).

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. For cash and cash equivalents, the carrying amount approximates fair value due to the short maturity of those instruments. The Company maintains cash and restricted cash, which includes tenant security deposits and credit card security deposits. As of June 30, 2019, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For periods ended June 30, 2019 and December 31, 2018, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated condensed financial statements.

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

	Six Months Ended June 30,	Year Ended December 31,
	2019	2018
	A$	A$
Raw materials	354,628	302,056
Work in progress	565,901	442,410
Finished goods	43,784	0

	964,313	744,466

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

	Six Months Ended June 30,	Year Ended December 31,
	2019	2018
	A$	A$
Accounts receivable	1,203,257	50,209,561
Allowance for doubtful debts	0	0

	1,203,257	50,209,561

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

Impairment of Long-Lived Assets

The Company reviews its capital assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing the review, the Company estimates undiscounted cash flows from products under development that are covered by these patents and licenses. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows. Impairment of long-lived-assets as at June 30, 2019 was A$2,574,709 (December 31, 2018: A$2,574,709).

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Research and development expenses	987,671	2,827,021	3,137,020	6,692,945

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

At December 31, 2018 the Company has nil (A$10,993,737 at December 31, 2017) of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$3,463,543 (A$11,048,336 at December 31, 2017) of non-refundable R&D tax offset as at December 31, 2018. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years. UBI has U.S. tax losses available for carry forward against future earnings of nil as at December 31, 2018 (US$1,011,321 as of December 31, 2017). Pursuant to the U.S. Federal Tax Reform, the effective tax rate of UBI has been reduced from 34% to 21%. The deferred tax benefit based on this new rate for UBI is nil. HRL has Canadian tax losses available for carry forward against future earnings of CAD$738,848 and CAD$668,043 as at December 31, 2018 and 2017, respectively.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

We are subject to income taxes in the United States, Canada and Australia. Tax returns up to and including the 2017 financial year have been filed in all these jurisdictions. Tax returns in Canada for the 2018 financial year have been filed.

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

ARO for the period ended June 30, 2019 and year ended December 31, 2018 was A$2,600,000.

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

During the 2018 financial year, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to Universal Biosensors. As a result of this, beyond the 2018 financial year, Universal Biosensors will no longer receive any quarterly service fees from LifeScan. Since we will no longer be receiving any substantial revenues from LifeScan beyond the 2018 financial year, the LifeScan contract is deemed to be completed hence ASC 606 is not applied to revenues from LifeScan. The Company notes that there was an underpayment of quarterly services fees of A$164,577 relating to prior years, the sum of which has been accrued in this current quarter.

In relation to revenues from LifeScan, we recognized revenues from all sources based on the provisions of the U.S. SEC’s Staff Accounting Bulletin No. 104 and ASC 605 Revenue Recognition.

The Company’s LifeScan revenue represented provision of services.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Revenue from services is recognized when a persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

B. Nature of goods and services

The following is a description of products and services from which the Company generates its revenue.

Products and services	Nature, timing of satisfaction of performance obligations, and significant payment terms
Xprecia Stride™ strips	The Company recognizes revenue from sales of products at the time title of goods passes to the customer, Siemens Healthcare Diagnostics, Inc. (“Siemens”), and the customer assumes the risks and rewards of ownership. The performance obligation is satisfied at a point in time when the products are shipped to the customer. The customer pays the Company within 60 days from receipt of invoice. The transaction price is fixed.

Coagulation testing services	These are services performed by HRL. Revenue is recognized when the testing services undertaken on behalf of the customer have been completed by HRL. The performance obligation is satisfied at a point in time when the tests are completed and the results are forwarded to the customer. The customer pays HRL generally within 30 days from receipt of invoice. The transaction price is fixed.

Contract research and development	The Company undertakes contract research and development on behalf of its customers and partners and is generally remunerated by way of milestone payments. Milestone payments which represent the achievement of a significant technical/regulatory hurdle in the research and development process pursuant to collaborative agreements, and are deemed to be substantive, are recognized as revenue at a point in time upon the achievement of the specified milestone. If the milestone payment is not substantive or stand-alone value, the milestone payment is deferred and recognized as revenue either over the estimated performance period stipulated in the agreement or across other deliverables in the arrangement. Siemens pays the milestone payments to the Company within 30 days of receipt of invoice. The transaction price is fixed.

Quarterly service fees	Quarterly service fees are based on the number of strips sold by LifeScan which falls within a valid claim of certain LifeScan patents. It is payable to us as an ongoing reward for our services and efforts to enhance the product. Revenue from quarterly services fees is recognized as revenue from services when the four basic criteria for revenue recognition are met. Quarterly service fees are billed on a quarterly basis and paid within 45 days of receipt of invoice. The transaction price is fixed. As further discussed herein, during the 2018 financial year, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to Universal Biosensors. As a result of this, beyond the 2018 financial year, Universal Biosensors will no longer receive any quarterly service fees from LifeScan. The Company notes that there was an underpayment of quarterly services fees of A$164,577 relating to prior years, the sum of which has been accrued in this current quarter.

C. Disaggregation of revenue

In the following table, revenue is disaggregated by major product and service line, and timing of revenue recognition.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Major product/service lines
Xprecia StrideTM strips	1,497,003	451,850	2,294,362	903,670
Quarterly service fees	164,577	5,086,170	164,577	12,025,194
Coagulation testing services	404,023	268,082	815,179	561,385
Other services	44,564	0	703,239	0

	2,110,167	5,806,102	3,977,357	13,490,249

Timing of revenue recognition
Products and services transferred at a point in time	2,110,167	5,806,102	3,977,357	13,490,249
Services transferred over time	0	0	0	0

	2,110,167	5,806,102	3,977,357	13,490,249

D. Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	Six Months Ended June 30,
	2019	2018
	A$	A$
Receivables	1,203,257	5,483,281
Contract assets	0	0
Contract liabilities:
- Current	0	658,675
- Non-current	5,161,646	5,161,646

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows.

	Six Months Ended June 30,
	2019	2018
	A$	A$
Contract assets	0	0
Contract liabilities
- Current	0	658,675
- Non-current	5,161,646	5,161,646

	5,161,646	5,820,321

The Company met one of its milestones in January 2019 therefore revenue of A$658,675 was recognized in Q1 2019 when this deliverable was met

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

E. Transaction price allocated to the remaining performance obligations

On February 8, 2019, we entered into a Term Sheet Agreement with Siemens pursuant to which we agreed to negotiate with Siemens in good faith for a period of time ending June 8, 2019 (subject to extension if mutually agreed) to possible modifications to our commercial relationship, including the Collaboration Agreement and Supply Agreements. On May 29, 2019, UBI and Siemens agreed to extend the negotiation period by 90 days, effective as of May 29, 2019. Under the Term Sheet Agreement, amongst other things, our obligations, as well as those of Siemens, to apply commercially reasonable efforts and to apply reasonably necessary resources to certain research and development activities under the Collaboration Agreement have been suspended pending the outcome of the negotiations. As such, at this point in time and until the outcome of the negotiations are known, we are not in a position to estimate revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

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

Of the seven milestones, the Company has delivered on four as of June 30, 2019. The last milestone delivered was in July 2015.

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

In the six months ended June 30, 2019 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2019 will be less than A$20 million and accordingly A$1,326,947 has been recorded as a research and development tax incentive income for the six months ended June 30, 2019. The Company will review its forecasted aggregate turnover on a quarterly basis to determine if the R&D tax offsets are refundable or captured as part of the current year income tax computation.

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

The Company has recorded foreign currency transaction gains of A$499,922 and A$230,021 for the three months ended June 30, 2019 and 2018, respectively and A$249,822 and A$229,373 for the six months ended June 30, 2019 and 2018, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at June 30, 2019 and December 31, 2018. Purchase commitments contracted for as at June 30, 2019 is A$387,413 (December 31, 2018 : A$941,864).

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

Leased Assets

All of the Company’s leases for the periods ending June 30, 2019 and December 31, 2018 are considered operating leases. The costs of operating leases are charged to the consolidated condensed statements of comprehensive income on a straight-line basis over the lease term.

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model.

No options have been issued by the Company since January 1, 2018.

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2018	15,153,884	0.63
Granted	0	0.00
Exercised	(303,334)	0.01
Lapsed	(10,762,166)	0.65

Balance at June 30, 2019	4,088,384	0.61

The number of options exercisable as at June 30, 2019 and 2018 was 4,056,220 and 9,976,706, respectively. The total stock compensation income/(expense) recognized in the consolidated condensed statements of comprehensive income was A$17,320 and (A$79,724) for the three months ended June 30, 2019 and 2018, respectively and A$440,880 and (A$177,042) for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, there was A$1,369 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized over the vesting years as follows:

Fiscal Year	A$
2019	1,369
2020	0
2021	0

1,369

The aggregate intrinsic value for all options outstanding as at June 30, 2019 and 2018 was zero.

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

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2018	311,246	0.28
Granted	0	0.00
Release of restricted shares	(102,184)	0.28

Balance at June 30, 2019	209,062	0.27

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

The tax effect allocated to each component of other comprehensive loss is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
Six Months Ended June 30, 2019
Foreign currency translation reserve	14,562	0	14,562
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	14,562	0	14,562

Six Months Ended June 30, 2018
Foreign currency translation reserve	5,234	0	5,234
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	5,234	0	5,234

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

ASU No. 2016-02, “Leases’

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

ASU No. 2016-18, “Restricted Cash’

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

ASU No. 2014-09, “Revenue from Contracts with Customers’

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

The agreement with SpeeDx was terminated without costs borne by either party by mutual agreement of both parties on March 29, 2019.

Mr. Coleman is a Non-Executive Chairman of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds, holds a beneficial interest and voting power over approximately 18% of our shares.

An employee of Viburnum Funds Pty Ltd has on occasions been seconded to Universal Biosensors to assist the Company on strategic matters. During these periods Viburnum Funds Pty Ltd continues to pay all the salary entitlements of the seconded person. Universal Biosensors is solely responsible for the reimbursement of certain expenditures such as travel and rental whilst the employee is on secondment. The total expenditure reimbursed by the Company to Viburnum Funds Pty Ltd as at June 30, 2019 and 2018 was A$10,737 and A$11,007, respectively.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Six Months Ended June 30,	Year Ended December 31,
	2019	2018
	A$	A$
Cash and cash equivalents	50,553,981	11,797,789
Restricted cash - current assets	16,328	15,589
Restricted cash - non-current assets	320,000	320,000

	50,890,309	12,133,378

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Six Months Ended June 30,	Year Ended December 31,
	2019	2018
	A$	A$
Collateral for facilities (a) - current assets	16,328	15,589
Collateral for facilities (b) - non-current assets	320,000	320,000

	336,328	335,589

(a)	Represents bank guarantee of CDN$15,000 as security deposit on HRL’s credit card
(b)	Represents bank guarantee of A$250,000 for commercial lease of UBS’ premises and security deposit on Company’s credit cards of A$70,000

Interest earned on the restricted cash for the three months ended June 30, 2019 and 2018 were A$1,719 and A$17,788, respectively and for the six months ended June 30, 2019 and 2018 were A$3,593 and A$34,920, respectively.

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

Results of Operations

Analysis of Consolidated Revenue

During 2018, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to UBS. Accordingly, we will not receive any further quarterly service fees beyond 2018 and we do not expect to receive any further revenues from LifeScan unless we enter into a new agreement with LifeScan in the future. As a result of this and despite sales of the Xprecia StrideTM strips increasing, our total revenue decreased by 64% and 71%, respectively, during the three and six months ended June 30, 2019, compared to the same periods in the previous financial year.

On February 8, 2019, we entered into a Term Sheet Agreement with Siemens pursuant to which we agreed to negotiate with Siemens in good faith for a period of time ending June 8, 2019 (subject to extension if mutually agreed) possible modifications to our commercial relationship, including the Collaboration Agreement and Supply Agreements. On May 29, 2019, UBI and Siemens agreed to extend the negotiation period by 90 days, effective as of May 29, 2019. Under the Term Sheet Agreement, our obligations, as well as those of Siemens, to apply commercially reasonable efforts and to apply reasonably necessary resources to certain research and development activities under the Collaboration Agreement have been suspended pending the outcome of the negotiations. Under the Term Sheet Agreement, we have also agreed to not make any dividend payments or similar distributions, or engage in M&A transactions (subject to an exception which would allow us to enter into M&A transactions where the directors of either company determine, in good faith, that not proceeding with such a transaction would be inconsistent with their fiduciary duties).

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured and sold to Siemens during the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Revenue from products	1,497,003	451,850	2,294,362	903,670
Cost of goods sold	(774,735)	(417,857)	(1,269,659)	(869,019)

Production margin	722,268	33,993	1,024,703	34,651

The movement in revenues is primarily volume driven. Management is of the view that revenues increased by 231% and 154%, respectively during the three and six months ended June 30, 2019 compared to the same periods in the previous financial year as a result of Siemens purchase order volatility during the period. The production margin from the sale of our PT-INR strips has improved with higher throughput.

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

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Revenue from services:
Quarterly service fee	164,577	5,086,170	164,577	12,025,194
Other services	448,587	268,082	1,518,418	561,385

	613,164	5,354,252	1,682,995	12,586,579
Cost of services	(228,104)	(166,127)	(449,780)	(427,195)

Net margin	385,060	5,188,125	1,233,215	12,159,384

Quarterly service fee - Whilst we no longer receive the quarterly service fees as in 2018 LifeScan exercised its right to convert its obligation to pay quarterly service fees to us by paying us a one time lump sum service fee, the Company notes that there was an underpayment of quarterly services fees of A$164,577 relating to prior years, the sum of which has been accrued in this current quarter.

Other services - Other services represents coagulation testing services performed by HRL, Siemens related research and development milestone achieved during the first quarter and other ad hoc services undertaken for our partners.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Coagulation testing services	404,023	178,452	815,179	363,667
Contract research and development	0	0	658,675	0
Other	44,564	89,630	44,564	197,718

	448,587	268,082	1,518,418	561,385

Coagulation testing services for all periods increased as a result of marketing and delivery initiatives undertaken by HRL. During the first quarter we delivered on a milestone and recognized revenue of US$500,000 (equivalent to A$658,675). Other services represent ad-hoc services provided to our customers and partners.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Quarterly service fees	164,577	5,086,170	164,577	12,025,194
Manufacturing contribution	722,268	33,993	1,024,703	34,651
Other services	220,483	101,955	1,068,638	134,190

Contribution from products & services	1,107,328	5,222,118	2,257,918	12,194,035

The decrease in period to period total contributions from products and services reflected in the table above is primarily represented by the Company not receiving any further quarterly service fees from LifeScan as in 2018 LifeScan exercised its right to convert its obligation to pay quarterly service to us by paying us a one time lump sum service fee. The Company notes that there was an underpayment of quarterly services fees of A$164,577 relating to prior years, the sum of which has been accrued in this current quarter.

The manufacturing contribution has increased due to increased sales of PT-INR strips and as a result of our investment in scale up projects which has improved efficiency and yields. Manufacturing operations have the flexibility to expand in order to support volume increases on the Siemens contract.

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

EBITDA for the respective periods and a reconciliation of net income to EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Net income loss	(959,289)	(557,459)	(3,500,187)	(473,638)
Interest income	(302,330)	(145,088)	(472,154)	(189,899)
Interest expense	0	583,292	0	1,135,659
Depreciation - cost of goods sold & services	83,757	43,174	181,015	153,941
Depreciation - other operating costs & expenses	147,887	534,652	423,229	1,067,894

EBITDA	(1,029,975)	458,571	(3,368,097)	1,693,957

The decrease in EBITDA for all periods are primarily as a result of the Company not receiving any further quarterly service fees from LifeScan as in 2018 LifeScan exercised its right to convert its obligation to pay quarterly service to us by paying us a one time lump sum service fee.

Product Support

Product support relates to post-market technical support provided by us to Siemens for the Xprecia Stride™ Coagulation Analyzer.

Product support for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Product support	7,011	126,587	29,382	194,149

We expect product support expenditure to decrease over time.

Depreciation

Depreciation of fixed assets is based on a straight line basis over the useful life of property, plant and equipment. Depreciation is allocated to cost of goods sold and research and development based on output. The decline in depreciation for all periods is due to fixed assets with a written down value of A$2,574,709 being written off as December 31, 2018 as its carrying value was no longer supported by future revenues streams.

Depreciation for the respective periods charged to other operating costs and expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Research and development expenses	115,513	492,295	346,654	980,968
General and administrative expenses	32,246	41,955	76,398	85,807
Product support depreciation	128	402	177	1,119

Depreciation	147,887	534,652	423,229	1,067,894

Research and Development Expenses

Total research and development expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Research and development expenses	987,671	2,827,021	3,137,020	6,692,945

Research and development expenditure principally reflects the effort required in product development of the tests we are developing. Research and development expenditure decreased by 65% and 53%, respectively during the three and six months ended June, 2019 compared to the same periods in the previous financial year.

The decrease in year-to-date research and development expenses was a result of all proprietary coagulation product research and development spending being suspended in 4Q FY18 and scale back of research and development obligations relating to Siemens projects during March 2019 pursuant to the Term Sheet Agreement we executed with Siemens on February 8, 2019.

Research and development expenditure also include separation payments made to certain staff during the first half of the year as part of a management initiative to reduce expenditures. Whilst this represented a cost during the period, the overall research and development expenditure for the year ended December 31, 2019 is expected to decrease as a result of the decline in headcount.

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

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. Research and development activities undertaken on behalf of our customers and partners for the three months ended June 30, 2019 and 2018 were A$344,753 and A$2,255,396, respectively and A$1,726,706 and $4,603,440 for the six months ended June 30, 2019 and 2018, respectively.

Research and development expenses are related to the development of new technologies and products based on the electrochemical cell platform.

The Company conducts research and development activities to build an expanding portfolio of product-based revenues and cash flows and increase the value of UBI’s core technology assets. Research is focused on demonstrating technical feasibility of new technology applications. Development activity is focused on turning these technology platforms into commercial-ready products and represents the majority of the Company’s research and development expenses.

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

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal including legal services and maintenance fees incurred for patent applications, audit and accounting services. General and administrative expenses increased by 13% and 12%, respectively for the three and six months ended June 30, 2019 compared to the same periods in the previous financial year.

The increase was primarily due to legal and consultant fees incurred as part of contract negotiations supporting customer relationship management and partner development.

General and administrative expenses for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
General and administrative expenses	2,210,294	1,960,023	4,210,375	3,750,094

Interest Income

Interest income increased by 108% and 149%, respectively during the three and six months ended June 30, 2019 when compared to the same periods in the previous financial year. The increase in interest income is generally attributable to the higher amount of funds available for investment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Interest income	302,330	145,088	472,154	189,899

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The term loan was fully repaid in November 2018. The breakdown of the financing costs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Interest expense	0	583,292	0	1,135,659
Warrants expense	0	34,859	0	67,870
Other debt issuance costs	0	90,833	0	179,594

	0	708,985	0	1,383,123

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Research and development tax incentive income

In the six months ended June 30, 2019 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2019 will be less than A$20 million and accordingly A$479,885 and A$1,326,947 has been recorded as a research and development tax incentive income for the three and six months ended June 30, 2019.

Exchange gain

Exchange gain for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Exchange gain	499,922	230,021	249,822	229,373

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Six Months Ended June 30,	Year Ended December 31,
	2019	2018
	A$	A$
Financial assets:
Cash and cash equivalents	50,553,981	11,797,789
Accounts receivables	1,203,257	50,209,561

Total financial assets	51,757,238	62,007,350

Debt:
Short term secured loan	0	0
Long term secured loan	0	0

Total debt	0	0

Net financial assets	51,757,238	62,007,350

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

The decline in our net financial assets position is primarily a result of the payment of GILTI taxes, legal and specialist consultant fees incurred as part of contract negotiations, separation payments made to our staff and working capital maintenance generally.

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at June 30, 2019 or for the year ended December 31, 2018.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At June 30, 2019 and December 31, 2018, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no derivatives or outstanding contracts in place through the period ended June 30, 2019 and for the year ended December 31, 2018.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Six Months Ended June 30,	Year Ended December 31,
	2019	2018
	A$	A$
Cash and cash equivalents	50,553,981	11,797,789
Working capital (current assets less current liabilities)	49,119,277	50,830,568
Ratio of current assets to current liabilities	8.43 : 1	4.85 : 1
Shareholders’ equity per common share	0.26	0.29

The movement in cash and cash equivalents and working capital during the above periods was primarily due to the receipt of the lump sum service fee of US$ 31,503,880 from LifeScan on February 18, 2019.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Six Months Ended June 30,
	2019	2018
	A$	A$
Cash provided by/(used in):
Operating activities	37,885,304	809,949
Investing activities	(68,808)	(280,231)
Financing activities	3,400	(256,410)

Net increase in cash, cash equivalents and restricted cash	37,819,896	273,308

Our net cash provided by operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations and general and administrative expenditure. We also serviced our long term secured loan during 2018 prior to it being fully repaid in November 2018. An increase in operating cash flows primarily resulted from the receipt of the lump sum service fee of US$ 31,503,880 from LifeScan on February 18, 2019 offset by working capital maintenance generally.

Our net cash used in investing activities for all periods is primarily for the purchase of various equipment and for the various continuous improvement programs we are undertaking.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2019 are:

A$
Less than 1 year	676,366
1 – 3 years	1,085,279
3 – 5 years	6,420
More than 5 years	0

Total minimum lease payments	1,768,065

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

Disclosure Controls and Procedures. At the end of the period covered by this report, the Company and management evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Salesh Balak, interim Principal Executive Officer and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Mr. Balak concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Salesh Balak
Date: July 25, 2019		Salesh Balak
Interim Principal Executive Officer

	By:	/s/ Salesh Balak
Date: July 25, 2019		Salesh Balak
Principal Financial Officer