Form 10-Q
period 2019-09-30
UNIVERSAL BIOSENSORS INC
filed 2019-11-04
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,546,854 shares of Common Stock, U.S.$0.0001 par value, outstanding as of November 4, 2019.

UNIVERSAL BIOSENSORS, INC.

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Consolidated condensed balance sheets at September 30, 2019 and December 31, 2018 (unaudited)	1

	2)	Consolidated condensed statements of comprehensive income/(loss) for the three and nine months ended September 30, 2019 and 2018 (unaudited)	2

	3)	Consolidated condensed statements of changes in stockholder’s equity and comprehensive income/(loss) for the period ended September 30, 2019 and 2018 (unaudited)	3

	4)	Consolidated condensed statements of cash flows for the nine months ended September 30, 2019 and 2018 (unaudited)	4

	5)	Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		24

Item 3	Quantitative and Qualitative Disclosures About Market Risk		36

Item 4	Controls and Procedures		37

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		38

Item 1A	Risk Factors		38

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		38

Item 3	Defaults Upon Senior Securities		38

Item 4	Mine Safety Disclosures		38

Item 5	Other Information		38

Item 6	Exhibits		38

	Exhibit 10.23 Exhibit 31.1
	Exhibit 31.2
	Exhibit 32 Exhibit 101

SIGNATURES			39

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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	September 30,	December 31,
	2019	2018
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	34,485,732	11,797,789
Inventories, net	1,257,720	744,466
Accounts receivable	964,963	50,209,561
Prepayments	343,135	158,492
Restricted cash	16,790	15,589
Other current assets	2,218,020	1,105,291

Total current assets	39,286,360	64,031,188
Non-current assets:
Property, plant and equipment	28,955,024	29,101,932
Less accumulated depreciation	(24,077,301)	(23,475,544)

Property, plant and equipment - net	4,877,723	5,626,388
Intangible assets	16,371,996	0
Less amortization of intangible assets	(32,896)	0

Property, plant and equipment - net	16,339,100	0
Restricted cash	320,000	320,000

Total non-current assets	21,536,823	5,946,388

Total assets	60,823,183	69,977,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	302,664	695,405
Income taxes payable	0	4,352,564
Accrued expenses	1,515,857	1,696,644
Contingent consideration	2,222,551	0
Other liabilities	3,035,416	2,902,525
Deferred revenue	0	2,356,583
Employee entitlements liabilities	833,221	1,196,899

Total current liabilities	7,909,709	13,200,620
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements liabilities	28,597	39,468
Deferred income tax liability	4,358,338	0
Deferred revenue	0	3,463,737

Total non-current liabilities	6,986,935	6,103,205

Total liabilities	14,896,644	19,303,825

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil at September 30, 2019 (nil at December 31, 2018) Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 177,546,854 shares at September 30, 2019 (177,243,520 at December 31, 2018)	17,755	17,724
Additional paid-in capital	93,396,120	93,815,185
Accumulated deficit	(42,832,987)	(80,397,343)
Current year income/(loss)	(4,306,752)	37,564,356
Accumulated other comprehensive loss	(347,597)	(326,171)

Total stockholders’ equity	45,926,539	50,673,751

Total liabilities and stockholders’ equity	60,823,183	69,977,576

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Revenue
Revenue from products	1,311,924	227,649	3,606,286	1,131,319
Revenue from services	101,233	47,007,376	1,784,228	59,593,955

Total revenue	1,413,157	47,235,025	5,390,514	60,725,274
Operating costs & expenses
Cost of goods sold	726,530	186,515	1,996,189	1,055,534
Cost of services	96,157	217,313	545,937	644,508

Total cost of goods sold & services	822,687	403,828	2,542,126	1,700,042

Contribution from products & services	590,470	46,831,197	2,848,388	59,025,232
Other operating costs & expenses
Product support	12,574	8,750	41,956	202,899
Depreciation and amortization expenses	182,284	451,481	605,513	1,519,375
Research and development	1,175,165	2,759,664	4,312,185	9,452,609
General and administrative	1,599,851	1,360,040	5,810,226	5,110,134

Total operating costs & expenses	2,969,874	4,579,935	10,769,880	16,285,017

Profit/(loss) from operations	(2,379,404)	42,251,262	(7,921,492)	42,740,215
Other income/(expense)
Interest income	223,054	175,643	695,208	365,542
Financing costs	0	(734,946)	0	(2,118,069)
Research and development tax incentive income	437,516	0	1,764,463	0
Exchange gain	874,253	183,395	1,124,075	412,768
Other	38,016	(9,758)	30,994	(8,498)

Total other income/(expense)	1,572,839	(385,666)	3,614,740	(1,348,257)
Net income/(loss) before tax	(806,565)	41,865,596	(4,306,752)	41,391,958
Income tax benefit/(expense)	0	0	0	0

Net income/(loss)	(806,565)	41,865,596	(4,306,752)	41,391,958

Earnings per share
Basic net income/(loss) per share	(0.00)	0.24	(0.02)	0.23
Average weighted number of shares—basic	177,546,854	176,859,637	177,455,083	176,620,235
Diluted net income/(loss) per share	(0.00)	0.24	(0.02)	0.23
Average weighted number of shares—diluted	177,546,854	177,329,518	177,455,083	177,096,693
Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(6,774)	(31,291)	(21,426)	(36,525)
Reclassification for gain/(loss) realized in net income/(loss)	0	0	0	0

Other comprehensive loss	(6,774)	(31,291)	(21,426)	(36,525)

Comprehensive gain/(loss)	(813,339)	41,834,305	(4,328,178)	41,355,433

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

	Ordinary shares		Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2019	177,243,520	17,724	93,815,185	(42,832,987)	(326,171)	50,673,751
Net income/(loss)	0	0	0	(4,306,752)	0	(4,306,752)
Exercise of stock options issued to employees	303,334	31	3,369	0	0	3,400
Other comprehensive loss	0	0	0	0	(21,426)	(21,426)
Stock option expense/(credit)	0	0	(422,434)	0	0	(422,434)

Balances at September 30, 2019	177,546,854	17,755	93,396,120	(47,139,739)	(347,597)	45,926,539

Balances at July 1, 2019	177,546,854	17,755	93,377,674	(46,333,174)	(340,823)	46,721,432
Net income/(loss)	0	0	0	(806,565)	0	(806,565)
Other comprehensive income	0	0	0	0	(6,774)	(6,774)
Stock option expense/(credit)	0	0	18,446	0	0	18,446

Balances at September 30, 2019	177,546,854	17,755	93,396,120	(47,139,739)	(347,597)	45,926,539

Balances at January 1, 2018	176,498,550	17,650	93,450,721	(80,397,343)	(301,709)	12,769,319
Net income/(loss)	0	0	0	41,391,958	0	41,391,958
Exercise of stock options issued to employees	503,334	50	(50)	0	0	0
Other comprehensive loss	0	0	0	0	(36,525)	(36,525)
Stock option expense/(credit)	0	0	228,224	0	0	228,224

Balances at September 30, 2018	177,001,884	17,700	93,678,895	(39,005,385)	(338,234)	54,352,976

Balances at July 1, 2018	176,498,550	17,650	93,627,763	(80,870,981)	(306,943)	12,467,489
Net income/(loss)	0	0	0	41,865,596	0	41,865,596
Exercise of stock options issued to employees	503,334	50	(50)	0	0	0
Other comprehensive loss	0	0	0	0	(31,291)	(31,291)
Stock option expense/(credit)	0	0	51,182	0	0	51,182

Balances at September 30, 2018	177,001,884	17,700	93,678,895	(39,005,385)	(338,234)	54,352,976

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	A$	A$
Cash flows from operating activities:
Net income/(loss)	(4,306,752)	41,391,958
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization expenses	871,342	1,680,323
Share based payments expense	(422,434)	228,224
Gain on fixed assets disposal	9,386	8,498
Unrealized foreign exchange gains	(2,825,545)	(442,639)
Financing costs—amortization of warrants	0	104,096
Change in assets and liabilities:
Inventory	(144,414)	180,850
Accounts receivables	49,244,598	(505,149)
Prepayment and other assets	(1,297,373)	(42,249,234)
Income tax payable	(4,352,564)	0
Deferred revenue	(5,820,320)	0
Employee entitlements	(374,550)	(321,814)
Accounts payable and accrued expenses	(461,530)	789,318

Net cash provided by operating activities	30,119,844	864,431

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	16,496	2,582
Purchases of property, plant and equipment	(94,769)	(308,669)
Acquisition of assets	(10,169,456)	0

Net cash used in investing activities	(10,247,729)	(306,087)

Cash flows from financing activities:
Borrowing costs	0	(256,410)
Proceeds from stock options exercised	3,400	0

Net cash provided by/(used in) financing activities	3,400	(256,410)

Net increase in cash, cash equivalents and restricted cash	19,875,515	301,934
Cash, cash equivalents and restricted cash at beginning of period	12,133,378	29,495,227
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	2,813,629	1,970,220

Cash, cash equivalents and restricted cash at end of period	34,822,522	31,767,381

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

Key aspects of our strategy for increasing shareholder value include:

•

executing on our business activities, including undertaking research and development activities, manufacturing products and providing development and support services including providing laboratory services;

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

We have rights to an extensive patent portfolio, with certain patents owned by UBS and a number licensed to UBS by LifeScan and other third-party licensors. The Company’s first global strategic partnership was established with LifeScan with respect to diabetes care. The Company developed a blood glucose product with LifeScan (“OneTouch Verio®”). During 2018, LifeScan gave notice and exercised its right to “convert” its obligation to pay quarterly service fees to UBS (the “LifeScan Conversion”). Accordingly, we have not received any further quarterly service fees beyond 2018 and we do not expect to receive any further revenues from LifeScan unless we enter into a new agreement with LifeScan in the future. In October 2018, Platinum Equity acquired LifeScan, Inc. from Johnson & Johnson. Unless otherwise noted, references to “LifeScan” in this document are references collectively or individually to LifeScan, Inc., and/or LifeScan Europe, a division of Cilag GmbH International.

We have, worked with Siemens Healthcare Diagnostics, Inc. (“Siemens”) since 2012 in relation to a range of products for the point-of-care coagulation testing market, pursuant to a collaboration agreement with Siemens (the “Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and US Food and Drug Administration (“FDA”) approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available in the United States, Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. Under the terms of a supply agreement with Siemens (the “Supply Agreement”), UBS is the manufacturer of test strips for this product for Siemens. The Collaboration Agreement was terminated on September 18, 2019. On September 9, 2019, we entered into certain binding term sheets with Siemens (the “Siemens Term Sheets”) and on September 18, 2019, we entered into a commercial and distribution agreement with Siemens (the “Siemens Distribution Agreement”) and a supply agreement with Siemens (the “Siemens Supply Agreement” and together with the Siemens Term Sheets and the Siemens Distribution Agreement the “2019 Siemens Agreements”). Pursuant to the 2019 Siemens Agreements the Company agreed to acquire certain assets of Siemens (the “Siemens Acquisition”). Pursuant to the terms of the 2019 Siemens Agreements, among other things:

•	Siemens has committed to order a certain minimum amount of Xprecia Stride™ strips from UBI over the subsequent 42 months, subject to certain conditions; and

•

The Company has the right to pursue partnership and distribution opportunities for point-of-care coagulation products outside of our arrangement with Siemens, which we believe will allow us to access new global markets and market segments, including the hospital point-of-care segment that was previously exclusive to Siemens under the Siemens Collaboration Agreement.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The Company intends to undertake an open market (or “on-market”) buyback of up to 10% of its outstanding equity securities over the 12 months following October 14, 2019 (the “Buyback”). Any securities purchased pursuant to the Buyback would be purchased at the Company’s sole discretion and funded from existing cash reserves. The Company would only buy back securities at such times and in such circumstances as the Company considers beneficial to the efficient capital management of the Company. The Buyback and the terms thereof are dependent upon market conditions, volumes and other relevant factors and there is no assurance that the Company will undertake the Buyback or purchase any of its outstanding equity securities pursuant to the Buyback.

Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto as of and for the year ended December 31, 2018, included in the Annual Report on Form 10-K of Universal Biosensors, Inc. filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2019 (the “Annual Report”).

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

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recognition of revenue, initial recognition of intangible assets, carrying value of intangible assets and their useful life, carrying amount of property, plant and equipment, income tax expense, deferred income taxes, asset retirement obligations, liabilities related to employee benefits, warrants and research and development tax incentive income. Actual results could differ from those estimates.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. For cash and cash equivalents, the carrying amount approximates fair value due to the short maturity of those instruments. The Company maintains cash and restricted cash, which includes tenant security deposits and credit card security deposits. As of September 30, 2019, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

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

Derivative Instruments and Hedging Activities

Derivative financial instruments

The Company may use derivative financial instruments to hedge its foreign exchange exposure arising from operating, investing and financing activities. The Company does not hold or issue derivative financial instruments for trading purposes. However, derivatives that do not qualify for hedge accounting are accounted for as trading instruments.

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

Universal Biosensors, Inc.

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For periods ended September 30, 2019 and December 31, 2018, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated condensed financial statements.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Nine Months Ended September 30,	Year Ended December 31,
	2019	2018
	A$	A$
Raw materials	246,656	302,056
Work in progress	597,477	442,410
Finished goods	413,587	0

	1,257,720	744,466

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

	Nine Months Ended September 30,	Year Ended December 31,
	2019	2018
	A$	A$
Accounts receivable	964,963	50,209,561
Allowance for doubtful debts	0	0

	964,963	50,209,561

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

Impairment of Long-Lived Assets

The Company reviews its capital assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing the review, the Company estimates undiscounted cash flows from products under development that are covered by these patents and licenses. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows. Impairment of long-lived-assets as at September 30, 2019 was A$2,574,709 (December 31, 2018: A$2,574,709).

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Government grants

UBS was awarded a grant from the Commonwealth of Australia under the Next Generation Manufacturing Investment Programme up to a maximum grant amount of A$575,000 payable over a three-year period commencing from January 1, 2017. The grants are paid upon achievement of pre-agreed milestones. The milestones generally relate to UBS placing purchase orders, commissioning upgrades and validating the equipment. Amongst other reasons, the Commonwealth of Australia may terminate the grant agreement for breach of the agreement by UBS or for failure to undertake the required programme. Under these circumstances, the Commonwealth of Australia may require UBS to repay some or the entire grant. The Company continues to undertake the project funded by the Commonwealth of Australia.

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

Research and development expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Research and development expenses	1,175,165	2,759,664	4,312,185	9,452,609

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

At December 31, 2018 the Company has nil (A$10,993,737 at December 31, 2017) of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$3,374,776 (A$11,048,336 at December 31, 2017) of non-refundable R&D tax offset as at December 31, 2018. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years. UBI has U.S. tax losses available for carry forward against future earnings of nil as at December 31, 2018 (US$1,011,321 as of December 31, 2017). Pursuant to the U.S. Federal Tax Reform, the effective tax rate of UBI has been reduced from 34% to 21%. The deferred tax benefit based on this new rate for UBI is nil. HRL has Canadian tax losses available for carry forward against future earnings of CAD$738,848 and CAD$668,043 as at December 31, 2018 and 2017, respectively.

We are subject to income taxes in the United States, Canada and Australia. Tax returns up to and including the 2018 financial year have been filed in all these jurisdictions.

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

ARO for the period ended September 30, 2019 and year ended December 31, 2018 was A$2,600,000.

Australian Goods and Services Tax (“GST”) and Canadian Harmonized Sales Tax (“HST”)

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

During the 2018 financial year, LifeScan effected the LifeScan Conversion. As a result of the LifeScan Conversion, beyond the 2018 financial year, the Company will no longer receive any quarterly service fees from LifeScan. Since we will no longer be receiving any substantial revenues from LifeScan beyond the 2018 financial year, the LifeScan contract is deemed to be completed hence ASC 606 is not applied to revenues from LifeScan. The Company notes that there was an underpayment of quarterly services fees of A$164,577 relating to prior years, the sum of which has been accrued in the previous quarter. This amount was receipted in the current quarter.

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

B. Nature of goods and services

The following is a description of products and services from which the Company generates its revenue.

Products and services	Nature, timing of satisfaction of performance obligations, and significant payment terms

Point-of-care coagulation test	The Company recognizes revenue from sales of products at the time title of goods passes to the customer and the customer assumes the risks and rewards of ownership. The performance obligation is satisfied at a point in time when the products are shipped to the customer. The customer pays the Company within 60 days from receipt of invoice. The transaction price is fixed.

Coagulation testing services	These are services performed by HRL. Revenue is recognized when the testing services undertaken on behalf of the customer have been completed by HRL. The performance obligation is satisfied at a point in time when the tests are completed and the results are forwarded to the customer. The customer pays HRL generally within 30 days from receipt of invoice. The transaction price is fixed.

Quarterly service fees	Quarterly service fees are based on the number of strips sold by LifeScan which falls within a valid claim of certain LifeScan patents. It is payable to us as an ongoing reward for our services and efforts to enhance the product. Revenue from quarterly services fees is recognized as revenue from services when the four basic criteria for revenue recognition are met. Quarterly service fees are billed on a quarterly basis and paid within 45 days of receipt of invoice. The transaction price is fixed. As further discussed herein, during the 2018 financial year, LifeScan effected the LifeScan Conversion. As a result of this, beyond the 2018 financial year, the Company will no longer receive any quarterly service fees from LifeScan. The Company notes that there was an underpayment of quarterly services fees of A$164,577 relating to prior years, the sum of which was accrued in the quarter ended June 30, 2019 and receipted during the current quarter.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

C. Disaggregation of revenue

In the following table, revenue is disaggregated by major product and service line, and timing of revenue recognition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Major product/service lines
Xprecia StrideTM strips	1,311,924	227,649	3,606,286	1,131,319
Lump sum service fees	0	42,164,868	0	42,164,868
Quarterly service fees	0	4,420,358	164,577	16,445,552
Coagulation testing services	101,233	422,150	916,412	983,535
Other services	0	0	703,239	0

	1,413,157	47,235,025	5,390,514	60,725,274

Timing of revenue recognition
Products and services transferred at a point in time	1,413,157	47,235,025	5,390,514	60,725,274
Services transferred over time	0	0	0	0

	1,413,157	47,235,025	5,390,514	60,725,274

D. Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	Nine Months Ended September 30,
	2019	2018
	A$	A$
Receivables	964,963	4,902,417
Contract assets	0	0
Contract liabilities:
- Current	0	2,356,583
- Non-current	0	3,463,737

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows.

	Nine Months Ended September 30,
	2019	2018
	A$	A$
Contract assets	0	0
Contract liabilities
- Current	0	2,356,583
- Non-current	0	3,463,737

	0	5,820,320

The Company met one of its milestones pursuant to the Siemens Collaboration Agreement in January 2019 therefore revenue of A$658,675 was recognized in Q1 2019 when this deliverable was met. The remainder of the milestones previously received but deferred was repaid in September 2019 when the Siemens Collaboration Agreement was terminated.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

E. Transaction price allocated to the remaining performance obligations

These were nil as at September 30, 2019.

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

The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997 as long as eligibility criteria are met. Generally speaking, an entity which is an R&D entity involved in eligible R&D activities may claim research and development tax incentive income as follows:

(1)

as a 43.5% refundable tax offset if aggregate turnover (which generally means an entity’s total income that it derives in the ordinary course of carrying on a business, subject to certain exclusions) of the entity is less than A$20,000,000, or

(2)	as a 38.5% non-refundable tax offset if aggregate turnover of the entity is more than A$20,000,000.

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

In the nine months ended September 30, 2019 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2019 will be less than A$20,000,000 and accordingly A$1,764,463 has been recorded as a research and development tax incentive income for the nine months ended September 30, 2019. The Company will review its forecasted aggregate turnover on a quarterly basis to determine if the R&D tax offsets are refundable or captured as part of the current year income tax computation.

Foreign Currency

Functional and reporting currency

Items included in the financial statements of each of the Group’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of UBI and UBS is AUD or A$ for all years presented. The functional currency of HRL is CAD$ for all years presented.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The Company has recorded foreign currency transaction gains of A$874,253 and A$183,395 for the three months ended September 30, 2019 and 2018, respectively and A$1,124,075 and A$412,768 for the nine months ended September 30, 2019 and 2018, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Contingent consideration as at September 30, 2019 was A$2,222,551 (equivalent to US$1,500,000) and nil as at December 31, 2018. The Company has agreed to pay US$1,500,000 to Siemens by January 31, 2020 upon the execution of a license agreement in connection with the Siemens acquisition. This will enable UBI to use Siemens proprietary reagent which will allow UBI to access markets in certain jurisdictions. Purchase commitments contracted for as at September 30, 2019 is A$520,982 (December 31, 2018: A$941,864).

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

Leased Assets

All of the Company’s leases for the periods ending September 30, 2019 and December 31, 2018 are considered operating leases. The costs of operating leases are charged to the consolidated condensed statements of comprehensive income on a straight-line basis over the lease term.

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model.

No options have been issued by the Company since January 1, 2018.

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2018	15,153,884	0.63
Granted	0	0.00
Exercised	(303,334)	0.01
Lapsed	(12,274,100)	0.64

Balance at September 30, 2019	2,576,450	0.61

The number of options exercisable as at September 30, 2019 and 2018 was 2,544,286 and 7,208,775, respectively. The total stock compensation income/(expense) recognized in the consolidated condensed statements of comprehensive income/(expense) was (A$18,446) and (A$51,182) for the three months ended September 30, 2019 and 2018, respectively and A$422,434 and (A$228,224) for the nine months ended September 30, 2019 and 2018, respectively.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

As of September 30, 2019, there was A$684 of unrecognized compensation expense related to unvested share-based compensation arrangements under the Employee Option Plan. This expense is expected to be recognized over the vesting years as follows:

Fiscal Year	A$
2019	684
2020	0
2021	0

684

The aggregate intrinsic value for all options outstanding as at September 30, 2019 and 2018 was zero.

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

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2018	311,246	0.28
Granted	0	0.00
Release of restricted shares	(113,546)	0.28

Balance at September 30, 2019	197,700	0.27

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

The tax effect allocated to each component of other comprehensive loss is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
Nine Months Ended September 30, 2019
Foreign currency translation reserve	21,426	0	21,426
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	21,426	0	21,426

Nine Months Ended September 30, 2018
Foreign currency translation reserve	36,525	0	36,525
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	36,525	0	36,525

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

Mr. Coleman is a Non-Executive Chairman of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds, holds a beneficial interest and voting power over approximately 19% of our shares.

An employee of Viburnum Funds Pty Ltd has on occasions been seconded to Universal Biosensors to assist the Company on strategic matters. During these periods Viburnum Funds Pty Ltd continues to pay all the salary entitlements of the seconded person. Universal Biosensors is solely responsible for the reimbursement of certain expenditures such as travel and rental whilst the employee is on secondment. The total expenditure reimbursed by the Company to Viburnum Funds Pty Ltd as at September 30, 2019 and 2018 was A$12,365 and A$21,716, respectively.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Nine Months Ended September 30,	Year Ended December 31,
	2019	2018
	A$	A$
Cash and cash equivalents	34,485,732	11,797,789
Restricted cash - current assets	16,790	15,589
Restricted cash - non-current assets	320,000	320,000

	34,822,522	12,133,378

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Nine Months Ended September 30,	Year Ended December 31,
	2019	2018
	A$	A$
Collateral for facilities (a) - current assets	16,790	15,589
Collateral for facilities (b) - non-current assets	320,000	320,000

	336,790	335,589

(a)	Represents bank guarantee of CDN$15,000 as security deposit on HRL’s credit card
(b)	Represents bank guarantee of A$250,000 for commercial lease of UBS’ premises and security deposit on Company’s credit cards of A$70,000

Interest earned on the restricted cash for the three months ended September 30, 2019 and 2018 were A$1,653 and A$18,500, respectively and for the nine months ended September 30, 2019 and 2018 were A$5,246 and A$53,420, respectively.

Acquisition of Assets from Siemens

As discussed in more detail in “Notes to Consolidated Condensed Financial Statements (Unaudited) – Organization of the Company”, on September 18, 2019 we entered into certain definitive agreements with Siemens modifying our commercial relationship relating to coagulation products. As part of this arrangement, we agreed on a total consideration of US$13,000,000 of which US$11,000,000 was paid on September 23, 2019. The consideration paid relates primarily to the settlement of the prepaid milestones and acquisition of intangible assets. The transaction did not involve any liabilities being assumed and we have allocated the cost of the assets on the basis of their relative fair values.

(a) Acquisition related costs

These were nil. Legal expense incurred during the period is mainly relating to the settlement of the dispute between the Company and Siemens rather than asset acquisition and as such have been expensed.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

(b) Contingent consideration

The Company has agreed to pay US$1,500,000 to Siemens by January 31, 2020 upon the execution of a license agreement. This will enable UBI to use Siemens proprietary reagent which will allow UBI access to markets in certain jurisdictions. A further US$500,000 will be payable by January 1, 2026 if an intermediate product of the Siemens proprietary reagent is supplied by Siemens and if UBI chooses to use this intermediate product.

(c) Identifiable assets acquired

Total identifiable assets acquired are as follows:

A$
Intangible assets - distribution rights[1]	12,013,658
Inventory	368,840

Total identifiable assets acquired	12,382,498
Deferred income tax liabilty on intangible assets[1]	4,358,338

16,740,836
Less: Deferred income tax liabilty on intangible assets	4,358,338
Contingent consideration	2,213,042

Consideration paid in September 2019	10,169,456

1.	Total Intangible assets recognized in balance sheet A$16,371,996

(d) Measurement of fair values

The fair value of the distribution rights acquired has been based on the amount paid. Inventory has been valued at net realizable value.

Intangible Assets

The intangible assets, having finite useful lives, are amortized over their estimated useful lives. Finite life intangible assets are amortized over the shorter of their contractual or useful economic lives. The intangible assets comprise of distribution rights and are amortized on a straight-line basis over 10 years. The amortization expense of the intangible assets was A$32,896 for the quarter ended September 30, 2019.

	Nine Months Ended September 30,	Year Ended December 31,
	2019	2018
	A$	A$
Intangible assets - gross	16,371,996	0
Less accumulated amortization	(32,896)	0

Total intangible assets - net	16,339,100	0

Impairment of Intangible Assets

Intangible assets with an indefinite life are tested for impairment at least annually and when there is an indication of impairment.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Analysis of Consolidated Revenue

As discussed in “Notes to Consolidated Condensed Financial Statements (Unaudited) – Organization of the Company”, during 2018, LifeScan effected the LifeScan Conversion. Accordingly, we will not receive any further quarterly service fees beyond 2018 and we do not expect to receive any further revenues from LifeScan unless we enter into a new agreement with LifeScan in the future. As a result of this and despite sales of the Xprecia StrideTM strips increasing, our total revenue decreased by 97% and 91%, respectively, during the three and nine months ended September 30, 2019, compared to the same periods in the previous financial year.

On September 9, 2019, we entered into binding term sheets, and on September 18, 2019, we entered into certain definitive agreements, in each case with Siemens and including the Distribution Agreement, modifying our commercial relationship relating to coagulation products (the term sheets together with the definitive agreements, the “Agreements”). The Agreements restore our commercial relationship and provide for cooperation between UBI and Siemens to retain and grow the incumbent user base on a non-exclusive basis. Siemens will support this with a minimum Xprecia Stride Strip purchase guarantee over 42 months on favorable payment terms, and manufacturing assistance which will enable a reduction in manufacturing costs. The Agreements further enable us to pursue partnership and distribution opportunities for our products outside of our agreements with Siemens, which we believe will allow us to access new global markets and market segments, including the hospital point-of-care segment that was previously exclusive to Siemens. The Agreements also provide UBI with increased control over the pricing for the analyzers and strips it sells. The Agreements further provide UBI with ongoing access to Siemens’ proprietary reagent necessary for strip manufacturing (subject to conditions being fulfilled by Siemens), across certain global markets and market segments and now including patient self-test (with the exception of any product that comprises lapidated recombinant human tissue factor which is useful for automated prothrombin time based testing and is marketed or sold (i) in multi-test packages, or (ii) single test packages, and which is not a single test PT product). Finally, the Agreements preserve value created from UBI and Siemens’ previous development spending for UBI’s sole benefit while ceasing UBI’s development spending obligations with respect to Siemens, providing us with control over our development activities.

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured and sold to Siemens during the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Revenue from products	1,311,924	227,649	3,606,286	1,131,319
Cost of goods sold	(726,530)	(186,515)	(1,996,189)	(1,055,534)

Production margin	585,394	41,134	1,610,097	75,785

The movement in revenues is primarily volume driven. Management is of the view that revenues increased by 476% and 219%, respectively during the three and nine months ended September 30, 2019 compared to the same periods in the previous financial year as a result of Siemens purchase order volatility during the period. The production margin from the sale of our PT-INR strips has improved with higher throughput.

Revenue from Services

We provide various services to our customers and partners. The revenue is grouped into the following categories:

•

Product enhancement – a quarterly service fee based on the number of strips sold by LifeScan which falls within a valid claim of certain LifeScan patents is payable to us as an ongoing reward for our services and efforts to enhance the product (as noted elsewhere herein, commencing in the 2019 financial year, UBI will no longer receive these quarterly service fees from LifeScan due to the LifeScan Conversion);

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

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Revenue from services:
Lump sum service fees	0	42,164,868	0	42,164,868
Quarterly service fee	0	4,420,358	164,577	16,445,552
Other services	101,233	422,150	1,619,651	983,535

	101,233	47,007,376	1,784,228	59,593,955
Cost of services	(96,157)	(217,313)	(545,937)	(644,508)

Net margin	5,076	46,790,063	1,238,291	58,949,447

Quarterly service fee - Whilst we no longer receive the quarterly service fees due to the LifeScan Conversion, the Company notes that there was an underpayment of quarterly services fees of A$164,577 relating to prior years, the sum of which had been accrued in the previous quarter ended June 30, 2019.

Other services - Other services represents coagulation testing services performed by HRL, Siemens related research and development milestone achieved during the first quarter and other ad hoc services undertaken for our partners.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Coagulation testing services	101,233	178,452	916,412	363,667
Contract research and development	0	0	658,675	0
Other	0	243,698	44,564	619,868

	101,233	422,150	1,619,651	983,535

Coagulation testing services for the nine month period ended September 30, 2019 increased as a result of marketing and delivery initiatives undertaken by HRL. There was a decline in coagulation testing services for the three month period ended September 30, 2019 due to the Company’s completion of a project during the first half of 2019. This revenue has not been replaced during the current quarter resulting in a decline in revenue. During the first quarter we delivered on a milestone under the Siemens Collaboration Agreement and recognized revenue of US$500,000 (equivalent to A$658,675). Other services represent ad-hoc services provided to our customers and partners.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Lump sum service fees	0	42,164,868	0	42,164,868
Quarterly service fees	0	4,420,358	164,577	16,445,552
Manufacturing contribution	585,394	41,134	1,610,097	75,785
Other services	5,076	204,837	1,073,714	339,027

Contribution from products & services	590,470	46,831,197	2,848,388	59,025,232

The decrease in period to period total contributions from products and services reflected in the table above is primarily a result of the Company not receiving any further quarterly service fees from LifeScan in 2019 due to the LifeScan Conversion. The Company notes that there was an underpayment of quarterly services fees of A$164,577 relating to prior years, the sum of which had been accrued in the previous quarter ended June 30, 2019.

The manufacturing contribution has increased due to increased sales of PT-INR strips and as a result of our investment in scale up projects which has improved efficiency and yields. Manufacturing operations have the flexibility to expand in order to support volume increases on the Siemens contract.

Contribution from other services increased over the nine month period primarily as a result of increase in revenue generated by HRL and achievement of a milestone.

EBITDA

EBITDA is earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP measurement. Management uses EBITDA because it believes that such measurements are widely accepted financial indicators used by investors and analysts to analyze and compare companies on the basis of operating performance and that these measurements may be used by investors to make informed investment decisions, including our ability to generate earnings sufficient to service our debt, and enhances our understanding of our financial performance and highlights operational trends. These measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States (GAAP). The most comparable GAAP measure is net earnings from continuing operations. Consolidated EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP.

EBITDA for the respective periods and a reconciliation of net income to EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Net income/(loss)	(806,565)	41,865,596	(4,306,752)	41,391,958
Interest income	(223,054)	(175,643)	(695,208)	(365,542)
Interest expense	0	606,166	0	1,741,825
Amortization	32,896	0	32,896	0
Depreciation - cost of goods sold & services	84,814	7,007	265,829	160,948
Depreciation - other operating costs & expenses	149,388	451,481	572,617	1,519,375

EBITDA	(762,521)	42,754,607	(4,130,618)	44,448,564

The decrease in EBITDA for all periods are primarily as a result of the Company not receiving any further quarterly service fees from LifeScan due to the LifeScan Conversion.

Product Support

Product support relates to post-market technical support provided by us to Siemens for the Xprecia Stride™ Coagulation Analyzer.

Product support for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Product support	12,574	8,750	41,956	202,899

We expect product support expenditure to decrease over time.

Depreciation and Amortization Expenses

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

Depreciation for the respective periods charged to other operating costs and expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Research and development expenses	116,175	410,326	462,829	1,391,294
General and administrative expenses	33,128	41,096	109,526	126,901
Product support depreciation	85	59	262	1,180

Depreciation	149,388	451,481	572,617	1,519,375

Amortization expenses on intangible assets acquired in September 2019 pursuant to the Siemens Acquisition for the three and nine month period ended September 30, 2019 was A$32,896.

Research and Development Expenses

Total research and development expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Research and development expenses	1,175,165	2,759,664	4,312,185	9,452,609

Research and development expenditure principally reflects the effort required in product development of the tests we are developing. Research and development expenditure decreased by 57% and 54%, respectively during the three and nine months ended September, 2019 compared to the same periods in the previous financial year.

The decrease in year-to-date research and development expenses was a result of all proprietary coagulation product research and development spending being suspended in the fourth quarter of 2018 and scaling back of research and development obligations relating to Siemens projects since March 2019 pursuant to the Term Sheet Agreement we executed with Siemens on February 8, 2019.

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

In addition, our business strategy contemplates that we may enter into collaborative arrangements with third parties for one or more of our non-blood glucose programs. In the event that we are successful in securing such third party collaborative arrangements, the third party may direct the research and development activities and may contribute towards all or part of the cost of these activities, both of which will influence our research and development expenditure. With the termination of the Collaboration Agreement with Siemens, we no longer undertake any research and development activities for Siemens.

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

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal including legal services and maintenance fees incurred for patent applications, audit and accounting services. General and administrative expenses increased by 18% and 14%, respectively for the three and nine months ended September 30, 2019 compared to the same periods in the previous financial year.

The increase was primarily due to legal and consultant fees incurred as part of contract negotiations supporting customer relationship management and partner development.

General and administrative expenses for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
General and administrative expenses	1,599,851	1,360,040	5,810,226	5,110,134

Interest Income

Interest income increased by 27% and 90%, respectively during the three and nine months ended September 30, 2019 when compared to the same periods in the previous financial year. The increase in interest income is generally attributable to the higher amount of funds available for investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Interest income	223,054	175,643	695,208	365,542

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The term loan was fully repaid in November 2018. The breakdown of the financing costs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Interest expense	0	606,166	0	1,741,825
Warrants expense	0	36,226	0	104,096
Other debt issuance costs	0	92,554	0	272,148

	0	734,946	0	2,118,069

Interest expense relates to applicable interest of 10.5% levied on the loan. The debt issuance costs were recorded as deferred issuance costs and are amortized as interest expense, using the effective interest method, over the term of the loan.

Research and development tax incentive income

In the nine months ended September 30, 2019 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2019 will be less than A$20,000,000 and accordingly A$437,516 and A$1,764,463 has been recorded as a research and development tax incentive income for the three and nine months ended September 30, 2019.

Exchange gain

Exchange gain for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	A$	A$	A$	A$
Exchange gain	874,253	183,395	1,124,075	412,768

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

(g) Acquisition Accounting

Accounting for assets on acquisition requires an assessment of the existence, fair value and expected useful economic lives of separate intangible assets at the date of acquisition. The value attributed together with the assessment of useful economic lives determines future amortization charges.

Accounting for deferred contingent acquisition consideration is based on estimates of future performance of the acquired assets over the contractual period. If the future results of these assets differs from the forecast used for these calculations, there may be a material change in the value of these deferred liabilities which would be recorded in the consolidated statements of comprehensive income/(loss).

(h) Carrying value of Intangible Assets

The Company assesses the carrying value of intangible assets annually, or whenever there is an indication of impairment. Identifying indicators or impairment requires judgments to be made as to the prospects and value drivers of the individual assets.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Nine Months Ended September 30,	Year Ended December 31,
	2019	2018
	A$	A$
Financial assets:
Cash and cash equivalents	34,485,732	11,797,789
Accounts receivables	964,963	50,209,561

Total financial assets	35,450,695	62,007,350

Debt:
Short term secured loan	0	0
Long term secured loan	0	0

Total debt	0	0

Net financial assets	35,450,695	62,007,350

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations, and the loan discussed below.

On December 19, 2013 we entered into the Credit Agreement which was amended in January 2015 and on December 29, 2017 with Lenders for a US$25,000,000 secured term loan. A first tranche loan of US$15,000,000 was drawn on December 2013 and we elected not to draw down the additional US$10,000,000. The term loan was repaid in November 2018. The term loan had a maturity date of July 1, 2019 and bore interest at 10.5% per annum. Interest payments were due quarterly over the term of the term loan and, other than as described elsewhere herein, we were not required to make payments of principal for amounts outstanding under the term loan until the Maturity Date. Subject to certain exceptions, the term loan was secured by substantially all of our assets, including our intellectual property. For further details, see Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies – Borrowings – Athyrium Credit Agreement.

The decline in our net financial assets position is primarily a result of the acquisition of assets from Siemens pursuant to the Siemens Acquisition, payment of GILTI taxes, legal and specialist consultant fees incurred as part of contract negotiations, separation payments made to our staff and working capital maintenance generally.

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at September 30, 2019 or for the year ended December 31, 2018.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At September 30, 2019 and December 31, 2018, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2.

We had no derivatives or outstanding contracts in place through the period ended September 30, 2019 and for the year ended December 31, 2018.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Nine Months Ended September 30,	Year Ended December 31,
	2019	2018
	A$	A$
Cash and cash equivalents	34,485,732	11,797,789
Working capital (current assets less current liabilities)	31,376,651	50,830,568
Ratio of current assets to current liabilities	4.97 : 1	4.85 : 1
Shareholders’ equity per common share	0.26	0.29

The movement in cash and cash equivalents and working capital during the above periods was primarily due to the receipt of the lump sum service fee of US$ 31,503,880 from LifeScan on February 18, 2019 offset by acquisition of assets from Siemens pursuant to the Siemens Acquisition during September 2019.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Nine Months Ended September 30,
	2019	2018
	A$	A$
Cash provided by/(used in):
Operating activities	30,119,844	864,431
Investing activities	(10,247,729)	(306,087)
Financing activities	3,400	(256,410)

Net increase in cash, cash equivalents and restricted cash	19,875,515	301,934

Our net cash provided by operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations and general and administrative expenditure. We also serviced our long term secured loan during 2018 prior to it being fully repaid in November 2018. An increase in operating cash flows primarily resulted from the receipt of the lump sum service fee of US$ 31,503,880 from LifeScan pursuant to the LifeScan Conversion on February 18, 2019 offset by working capital maintenance generally.

Our net cash used in investing activities for all periods is primarily for the purchase of various equipment and for the various continuous improvement programs we are undertaking. Additionally, during September 2019, the Company acquired certain assets from Siemens pursuant to the Siemens Acquisition.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2019 are:

A$
Less than 1 year	652,691
1 – 3 years	933,497
3 – 5 years	3,867
More than 5 years	0

Total minimum lease payments	1,590,055

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Termination of a Material Definitive Agreement

As discussed in “Notes to Consolidated Condensed Financial Statements (Unaudited) – Organization of the Company”, the Collaboration Agreement between the Company and Siemens was terminated on September 18, 2019. Under the terms of the Collaboration Agreement we collaborated with Siemens on the development of coagulation-related test strip products. The Collaboration Agreement was terminated in connection with the entrance of the Company into the 2019 Siemens Agreements which were previously disclosed on our Current Report on Form 8-K filed on August 22, 2019 (Item 1.01 of which is incorporated by reference herein), on our Current Report on Form 8-K filed on September 9, 2019 (Item 1.01 of which is incorporated by reference herein), and on Current Report on Form 8-K filed on September 23, 2019 (Item 1.01 of which is incorporated by reference herein).

Item 6	Exhibits

Exhibit No	Description	Location

10.23	Siemens and Universal Biosensors Definitive Agreements executed on September 18, 2019	Filed herewith

Portions of the exhibit have been omitted in the exhibit index of the SEC filing with which the redacted exhibit is filed or incorporated by reference

31.1	Rule 13a-14(a)/15d-14(a) Certification (Interim Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholder’s Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Salesh Balak
Date: November 4, 2019		Salesh Balak
Interim Principal Executive Officer

	By:	/s/ Salesh Balak
Date: November 4, 2019		Salesh Balak
Principal Financial Officer