Form 10-K
period 2019-12-31
UNIVERSAL BIOSENSORS INC
filed 2020-02-26
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was A$22,307,806 (equivalent to US$15,644,464) as of June 30, 2019.

There were 177,571,854 shares of the registrant’s common stock, par value US$0.0001 per share, outstanding as of February 20, 2020.

Certain information contained in the registrant’s definitive Proxy Statement for the 2020 annual meetings of stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Information contained on pages F-2 through F-43 of our Annual Report to Stockholders for the fiscal year ended December 31, 2019 (our “2019 Annual Report”) is incorporated by reference in our response to Items 7, 7A, 8 and 9A of Part II.

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

Business overview

We are specialists in the design and development of electrochemical cells (strips) used in conjunction with point of use devices that are used in various industries such as healthcare (point of care), food and drink and agriculture.

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

Our principal place of business is 1 Corporate Avenue, Rowville, Victoria 3178, Australia. Our principal telephone number in Australia is +61 3 9213 9000. HRL’s principal place of business is 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario and its registered office is 310-318 Homer Street, Vancouver, British Columbia V6B 2V2, Canada. We also maintain a website at www.universalbiosensors.com and HRL maintains a website at www.hemostasislab.com. The information contained in, or that can be accessed through, our websites is not incorporated by reference into, and does not constitute a part of this Form 10-K.

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

We are using our electrochemical cell technology platform to develop point of use devices for a number of different markets.

We have worked with Siemens Healthcare Diagnostics Inc. (“Siemens”) since 2012 in relation to a range of products for the point-of-care coagulation testing market, pursuant to a collaboration agreement with Siemens (the “Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark on December 9, 2014 and US Food and Drug Administration (“FDA”) clearance on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available in the United States, Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. Under the terms of a supply agreement with Siemens (the “Supply Agreement”), UBS is the manufacturer of test strips for this product for Siemens. The Collaboration Agreement was terminated on September 18, 2019. On September 9, 2019, we entered into certain binding term sheets with Siemens (the “Siemens Term Sheets”) and on September 18, 2019, we entered into a commercial and distribution agreement with Siemens (the “Siemens Distribution Agreement”) and a supply agreement with Siemens (the “Siemens Supply Agreement” and together with the Siemens Term Sheets and the Siemens Distribution Agreement the “2019 Siemens Agreements”). Pursuant to the 2019 Siemens Agreements the Company agreed to acquire certain assets of Siemens (the “Siemens Acquisition”). Pursuant to the terms of the 2019 Siemens Agreements, among other things:

•	Siemens has committed to order a certain minimum amount of Xprecia Stride™ strips from UBI over the subsequent 42 months, subject to certain conditions; and

•

The Company has the right to pursue partnership and distribution opportunities for point-of-care coagulation products outside of our arrangement with Siemens, which we believe may allow us to access new global markets and market segments, including the hospital point-of-care segment that was previously exclusive to Siemens under the Siemens Collaboration Agreement.

We are required to file a Form 10-K as a result of UBI being registered under the U.S. Securities and Exchange Act of 1934, as amended.

Our Strategy

We are specialists in the design and development of electrochemical cells (strips) used in conjunction with point of use devices that are used in various industries such as healthcare (point of care), food and drink and agriculture. In addition, we own, manage and operate a hemostasis laboratory. Key aspects of our strategy for generating shareholder value include:

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

Plan of Operations for the Remainder of the Fiscal Year Ending December 2020

Our plan of operations over the remainder of the fiscal year ending December 2020 is to:

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

Description of our business

We are specialists in the design and development of electrochemical cells (strips) used in conjunction with point of use devices that are used in various industries such as healthcare (point of care), food and drink and agriculture. In addition, we own, manage and operate a hemostasis laboratory.

Industry background

We operate in the high growth, point-of-care segment of the global in vitro diagnostics (IVD) industry and other industries where point of use devices are used. A large proportion of clinical diagnostics has historically been performed by trained personnel at dedicated or centralized testing sites including hospital laboratories and commercial pathology laboratories. Significant interest has developed in techniques and technologies that allow testing to be performed “on-the-spot” (in real time at the patient’s side). Point-of-care testing can be further divided into consumer self-testing or testing of patients by one of a variety of medical or laboratory professionals in locations such as clinics, physician’s office laboratories and emergency departments. While not all tests are suited to being performed at the point-of-care, we believe our electrochemical cell technology and other technologies could be a suitable platform for adapting a number of relevant central laboratory tests to a point-of-care format. UBI continues to focus on the diagnostic POC market and is now exploring the opportunities this technology offers of speed, ease of use, reliability, accuracy at a low cost in alternative industries.

Point of use tests in development and partnering strategy

We are also working to demonstrate the broader application of our technology platform for markets with significant commercial potential. To date, we have developed a blood glucose test with LifeScan and a coagulation Prothrombin Time International Normalized Ratio (“PT-INR”) test with Siemens, both of which are now sold by LifeScan and Siemens, respectively. Building upon the success of these globally launched products, the Company continues to focus on the point-of-use market and in addition is now exploring opportunities this technology offers of speed, ease of use, reliability and accuracy at a low cost.

Principal Products and Services

UBS is the manufacturer and distributor of PT-INR coagulation test strips and the distributor of the Siemens’ Xprecia StrideTM Coagulation Analyzer. HRL conducts coagulation testing and calibration services. UBS also conducts research and development to demonstrate the broader application of its technology platform.

Facilities

UBS leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. UBS has had ISO 13485 certification continuously at that site since May 2007. The lease for 1 Corporate Avenue expires on March 31, 2022 with an option to renew the lease for two further terms of three years each.

HRL leases approximately 482 square meters of office and laboratory facilities at 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario. As part of the acquisition of the assets of the Hemostasis Reference Laboratory business in December 2016, HRL was transferred ISO 13485:2003 and ISO 13485 certification, which has been held continuously at the site since May 15, 2014 and July 2011, respectively. The lease for 711 Concession Street expires on January 31, 2021. Either HRL or its landlord can terminate the lease early by giving 6 months’ notice.

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

Distribution

UBI and Siemens are responsible for the sales and distribution of the Xprecia Stride™ product.

Regulatory clearances

In all major territories of the world, regulatory clearances are required prior to marketing diagnostic tests. The regulatory clearance requirements vary from country to country and product to product, however, regulatory clearances typically require a satisfactory “technical dossier”, which provides the regulatory bodies with details of the design and previous testing of the product including safety and efficacy data as well as the details of the conduct of trials which show the suitability for use of the product at the point of use. Regulators also require demonstration of continuing compliance with an appropriate quality management system. There is no common international regulatory body and we, or our relevant customer or partner or distributor, would be required to submit for clearance to sell in each of the major jurisdictions in which we or our relevant customers and partners seeks to market products. For example, for Europe, a designated “Notified Body” assesses the quality system and product technical dossier, whereas in the United States, the Food and Drug Administration, or “FDA”, is the regulatory body responsible for the examination of the design and performance of the device and for assessment of our quality system.

In the case of point of use tests, there are often additional requirements that a manufacturer must meet such as an examination of certain aspects affecting test suitability for non-laboratory professional users. In Europe, certain codified standards describe the requirements of tests whilst in the United States, tests to be used by non-laboratory professionals must gain CLIA waiver status under the United States Clinical Laboratory Improvement Amendments (“CLIA”) of 1988. Amongst other clearances, we also require clearance for export of medical devices from the Therapeutics Goods Administration, or “TGA”, in Australia, for all products under our name.

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

Our point of use tests in development draw upon an extensive portfolio of patents and patent applications as well as know-how either owned by UBS or licensed to UBS. We patent the technology, inventions and improvements that we consider important to the development of our business.

We rely on the owned patent applications and the patents and patent applications licensed to us in the manufacture of the point of use tests being developed by us and to enable us to grant rights to our customers and partners to commercialize products that we may develop.

Our owned and licensed patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. We maintain the owned and licensed patents and patent applications that we consider most significant by virtue of their importance to our platform.

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

Our ability to build and maintain our proprietary position for our technology and products will depend on our success in obtaining effective claims and those claims being enforced once granted and, with respect to intellectual property licensed to us, the licensee’s success in obtaining effective claims and those claims being enforced once granted. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Some countries in which we or our customers or partners may seek approval to sell point of use tests that we have been involved in developing, may fail to protect our owned and licensed intellectual property rights to the same extent as the protection that may be afforded in the United States or Australia. Some legal principles remain unresolved and there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States, the United Kingdom, the European Union, Australia or elsewhere. In addition, the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or in interpretations of patent laws in the United States, the United Kingdom, the European Union, Australia or elsewhere may diminish the value of our intellectual property or narrow the scope of our patent protection.

Trademarks

It is anticipated that we may brand products that we manufacture and distribute as part of our strategy. In such a case our intention is to own our brands applied to those products. We have filed trademark applications in significant markets in accordance with that strategy.

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

Dependence on single customer

In 2018, we received a significant portion of our revenue from LifeScan. All revenue from products was recognized in connection with the manufacture of the test strips for Siemens’ Xprecia StrideTM Coagulation Analyzer. Commencing in the 2019 financial year, have no longer received and will no longer receive any revenue from LifeScan due to the LifeScan Conversion.

	Years Ended December 31,
	2019	2018
	A$	A$
Home country - Australia	3,677,486	490,962

Foreign countries
- U.S.A.	1,437,998	1,428,350
- Germany	4,785,384	1,603,817
- Switzerland	235,945	66,084,950
- Canada	296,183	238,056
- Other	155,451	101,817

Total - foreign countries	6,910,961	69,456,990

Total income	10,588,447	69,947,952

% of total income derived from - LifeScan	2%	94%
- Siemens	53%	3%
- Other	45%	2%

We did not have any significant backlog orders as of December 31, 2019 and 2018.

Competitive conditions of our business

The coagulation testing market is dominated by PT-INR testing, which represents around 70% of this market. Roche is currently the largest player in the point-of-care professional PT-INR testing market. Roche has a well established brand recognition, sales and marketing force, and has significant resources available to support its product.

Core to our business strategy is the extension of our intellectual property platform to enable other tests currently done in the central laboratory to be migrated to the point of use settings. Our belief is that much testing done in the central lab can be more efficiently and profitably performed at the point of use. With the exception of blood glucose testing, most point-of-care testing is currently conducted in professional settings. The healthcare professional has a choice and can request tests from a central laboratory, or services provider, or choose to have the test performed at the point-of-care. Thus we face competition not just from other companies active in the point of use space, but also the providers of testing who operate in centralized settings. Further our belief is that self-service, home, point of use testing can be more efficient and at lower cost to the healthcare system and directly involve the patient in their medical information collection and healthcare decision making.

Employees

At February 20, 2020, the total number of employees we had was 55 of which 39 were full time employees in our facilities, spanning production, engineering, operations, quality and regulatory, research and development and administration.

Available Information

We are required to file a Form 10-K as a result of UBI as a result of UBI being registered under the U.S. Securities and Exchange Act of 1934, as amended.

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

As a result of the LifeScan Conversion, no further revenues are expected from LifeScan unless a new agreement is in place. Without significant new revenue streams pursuant to the development of new products and/or establishing new partnerships, our results of operations will be materially adversely affected.

Following the LifeScan Conversion, if the Company is unable to secure similarly significant revenues from new customers and/or relationships with new strategic partners, we expect this will severely and adversely affect our financial results, business and business prospects and the future of our research and development activities. Amongst other things, it would seriously restrict or eliminate our ability to develop and commercialize our own tests and our ability to grant further sublicenses, which would restrict or eliminate our commercialization opportunities.

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

The Collaboration Agreement with Siemens was terminated on September 18, 2019. Pursuant to the terms of the 2019 Siemens Agreements, while there is a mutual release of all pre-existing claims from both parties, UBI is committed to the supply of a fixed number of Xprecia Stride™ strips to Siemens till March 18, 2023, backed by US$5 million bank guarantee provided by UBI. In the event UBI is not able to supply the required number of Xprecia Stride™ strips to Siemens, UBI will forfeit a portion of the bank guarantee.

Our sales and marketing strategy may be unsuccessful in growing the Xprecia Stride™ share of the Coagulation testing market and/or transitioning its existing customer base from Siemens.

Further to the terms of the 2019 Siemens Agreements, Siemens will assist UBI in appointing distributors to continue growing the Xprecia Stride™ market share and transitioning its existing customer base. Nonetheless, existing customers may choose not to purchase Xprecia Stride™ strips and instrument from UBI following the expiration of their current contracts with Siemens. Without the continuation of supply to existing Xprecia Stride™ customers, the manufacturing of Xprecia Stride™ strips is likely to result an operating loss to the extent that there are fixed overhead costs that do not vary with production volume. We also do not have an established sales and marketing force and any efforts to find customers and distributors and sell the Xprecia Stride™ product may be futile.

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

The coagulation test strips for the Xprecia StrideTM Coagulation Analyzer which we developed with Siemens were first released in Europe in December 2014. Sales of the product have remained comparatively low relative to initial expectations and accordingly we have a limited track record of market acceptance of the product. Revenue derived from this product is likely to remain conservative in 2020 given the uncertainty of customer transition from Siemens and our ability to attract new customers and distributors. Further, there can be no guarantee this product, or any of the other products in development, will gain market share in a timely fashion (or at all). Competitors such as Roche Diagnostics have well established brand recognition, sales and marketing forces, product development programs and have significant resources available to support their products.

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

Our principal current sources of liquidity are the cash received from the LifeScan Conversion, earnings from Xprecia Stride™ strip sales, along with cash flows from operations and existing cash and cash equivalents. These are sufficient to fund our operating needs and capital requirements for at least the next twelve months, based on current assumptions regarding the amount and timing of such expenditures and anticipated cash flows. Any significant deviation in actual results from our expected results of operations, any significant deviation in the amounts or timing of material expenditures from current estimates, or other significant unanticipated expenses could have a material adverse effect on our financial condition and/or may result in the need for debt or equity financing.

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

While we are currently developing our own products, we may not be able to enter collaborative or distribution arrangements with respect to certain of our products/technologies. We may have to change strategy, delay, reduce the scope of or eliminate some or all of our development programs or liquidate some or all of our assets or seek to raise additional capital. As a result, we may not be able to pursue what we consider to be worthwhile commercial opportunities and significant monies and management time invested may be rendered unproductive and worthless. Our inability to enter collaborative or strategic arrangements would thus have a material adverse effect on our business and financial position.

Entering into collaborative arrangements with respect to our products will expose us to risks and uncertainties related to those collaborations and partners thereto.

To the extent we complete development of our products and are able to enter into additional collaborative or strategic arrangements with respect to such products, we will be exposed to risks and uncertainties related to those arrangements. We may be required to relinquish important rights such as marketing and distribution rights and the customer or partner will generally make the key decisions on product choice, regulatory clearances, product launch, product manufacture and marketing and promotion. Decisions made by our partner with respect to the commercialization of the products we develop with them will significantly affect the extent and timing of revenues to us. Collaborative arrangements, licensing agreements or strategic or distribution arrangements will subject us to a number of risks, including the risk that:

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

Increases in our costs to manufacturing products or conducting development work may decrease our margins or cause us to suffer a loss on the manufactured products. Additionally, we may suffer decreased margins due to the global reach of our business exposing us to market risk from changes in foreign currency exchange rates. The majority of our cash receipts are in US dollars and expenses are in Australian dollars, and we are exposed to foreign exchange exposure particularly when we have to convert our US dollar cash receipts into Australian dollars to fund our operations. Additionally, we use, from time to time, financial instruments, primarily foreign currency forward contracts to hedge certain forecasted foreign currency commitments arising from trade accounts receivables, trade accounts payable and fixed purchase obligations. These hedging activities are largely dependent upon the accuracy of our forecasts and as such, our foreign currency forward contracts may not cover our full exposure to exchange rate fluctuations. Although we believe our foreign exchange policies are reasonable and prudent under the circumstances, we may experience losses from un-hedged currency fluctuations, which could be significant. If our costs increase or our margins decrease, it would have an adverse effect on our business and financial position.

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

If we cannot maintain our intellectual property rights, our ability to make or develop point of use tests would be restricted or eliminated, and the value of our technology and diagnostic tests may be adversely affected.

Our ability to obtain proprietary rights, maintain trade secret protection and operate without infringing the proprietary rights of third parties is an integral part of our business.

A number of companies, universities and research institutions have or may be granted patents that cover technologies that we need to complete development of a particular product. We may choose or be required to seek licenses under third party patents which would be costly, may not be available on commercially acceptable terms, or at all. Further, we may be unaware of other third party patents or proprietary rights that are infringed by our point of use tests.

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

The products we are involved in developing are subject to extensive regulation in all major markets. The process of obtaining regulatory clearance is costly and time consuming and there can be no assurance that the required regulatory clearances will be obtained. Products cannot be commercially sold without regulatory clearance. We and our customers and partners may be unable to obtain the necessary clearances to sell or if the clearances are delayed, revoked or subject to unacceptable conditions, the product may not be able to be commercialized which would have a material adverse effect on us.

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

We are dependent on our suppliers.

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

The success of our business is heavily dependent upon market factors such as growth of the point of use testing market and our ability to compete effectively within the highly competitive in vitro diagnostics market.

Our business success relies on the growth of both the existing and emerging point of use testing market. We cannot be sure that this market will grow as we anticipate. Such growth will require continued support and demand from payers, patients and healthcare professionals and the endorsement by professional bodies that influence the practice of medicine. Research and clinical data may not sufficiently support point of use testing, nor may the economic benefits sufficiently support point of use testing as an alternative to current practice. Even if the data is compelling, significant resources may be required to educate users and change in practice may be slower and more costly than we anticipate. If point of use testing fails to be adopted at the rate we expect, the sector may remain unattractive to the size of partner we seek to attract and as a consequence, we may need to change our business model. This may require us to incur more cost and/or our anticipated growth will be adversely affected and our results will suffer.

We may face intense competition in development, marketing and selling point of use tests.

The market for in vitro diagnostics and point of use testing in food and drink and agriculture is intensely competitive, price sensitive and subject to rapid change. We and our customers and partners may be unable to accurately anticipate changes in the markets and the direction of technological innovation and the demands of end users, competitors may develop improved technologies and the market place may conclude that our products are obsolete. Our larger competitors enjoy several competitive advantages including significantly greater financial resources, greater brand recognition, greater expertise in conducting clinical trials, obtaining regulatory clearances and managing manufacturing operations, and greater experience in product sales and marketing. Early-stage companies may also prove to be significant competitors.

Competition will be faced from existing products as well as products in development. Point of use tests are likely to experience significant and continuing competition from traditional pathology laboratory based testing as well as other point of use tests. Our and our customers’ and partners’ commercial opportunity will be reduced or eliminated if competitors develop and commercialize safer, more effective, more convenient, or cheaper products, or reach the market sooner than we do. Any such developments adversely affecting the market for products developed by us may force us and our partners to reduce production or discontinue manufacturing which would cause our operating results to suffer. There can be no assurances given with respect to our or any partner’s ability to compete effectively in the competitive markets in which we operate.

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

Prior to 2019, we have largely funded our operations and capital expenditures from revenue from quarterly service fees from LifeScan and the sale of other products and provision of services and with proceeds from the sale of our securities, debt financing, government grants and rebates including the research and development tax incentive income and interest on investments. As of 2019 we no longer have had the benefit of quarterly service fees from LifeScan and the revenue from the sale of other products and provision of services only funded a small portion of our operating expenses. Though the revenues from the sale of our Xprecia Stride™ product by Siemens in 2019 have improved on prior years, we do not expect that those revenues will increase significantly in 2020. We may also require additional capital to fund our business operations, which may not be available on acceptable commercial terms, or at all.

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

Our principal sources of liquidity are cash flows from operations (revenue from services and product sales). We have also financed our business operations through government grants and rebates, including the refundable tax offset (“tax incentive income”). The refundable tax offset is one of the key elements of the Australian Government’s support for Australia’s innovation system and if eligible, provides the recipient with cash based upon our eligible research and development activities and expenditures. For the years ended December 31, 2017 and 2018 we were not eligible for refundable tax offset as our aggregate turnover exceeded A$20,000,000. We are however eligible to make this claim for the year-ended 2019 as our revenues are less than A$20,000,000. Despite these, there can be no assurance that we will qualify and be eligible for such incentives or that the Australian Government will continue to provide incentives, offsets, grants and rebates on similar terms or at all.

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

We have completed a scaled-down restructure in 2019 to align cost management with the current business strategy. While management expects the current organization structure to be adequate in achieving its business objectives, there is no guarantee that key personnel will not resign to seek new opportunities in 2020 and beyond.

Our primary development, testing and manufacturing operations are conducted at a single location. Any disruption at our facility could adversely affect our operations and increase our expenses.

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

Additionally, the HRL lease currently expires on January 31, 2021 with no further options to extend the current lease. We are currently in discussions with the landlord to either extend the current lease for a longer term or provide us with another space within the existing facility. In the event our landlord rejects our proposal, our operations will be significantly affected as we won’t be able to conduct testing services for our customers and partners. In addition we would not be in a position to continue manufacturing Xprecia Stride™ strips as the mandatory calibration process as required by the regulations is also performed by HRL. In the event we are not able to supply the Xprecia Stride™ strips to Siemens, we will be in breach of the 2019 Siemens Agreements and Siemens may call upon the US$5 million bank guarantee we have provided. Relocation of these services are achievable but would take considerable time and cost to implement.

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

Our shares of common stock in the form of CDIs were quoted on the ASX and began trading on December 13, 2006. The price of our shares is highly volatile and could decline significantly. The market price of our shares historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including collaboration and supply agreements and licensing agreements with key strategic partners;

•	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan if additional financing becomes necessary;

•	future sales of our common stock or debt or convertible debt securities or other capital-raising activities, and the terms of those issuances of securities;

•	time to market and future revenue streams from product sales, if any, by our collaborative partners, and the extent of demand for, and sales of, our products;

•	the initiation of material developments in, or conclusion of disputes or litigation with our customers or partners or to enforce or defend any of our intellectual property rights or otherwise;

•	our results of operations and financial condition, including our cash reserves, cash burn and cost level;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize products;

•	the loss of key employees;

•	the introduction of technological innovations or other products by our competitors;

•	sales of a substantial number of CDIs by our large stockholders;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	issuance of shares by us, and sales in the public market of the shares issued, upon exercise of our outstanding warrants; and

•	period-to-period fluctuations in our financial results.

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

Single stockholders with significant holdings or relatively small groups of stockholders have the power to influence matters requiring the approval of stockholders. Viburnum Funds Pty Ltd, as investment manager for its associated funds and entities holds a beneficial interest and voting power over approximately 21% of our shares. For details of our substantial stockholders and the interests of our directors, refer to “Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

The failure of our information systems to function as intended or their penetration by outside parties with the intent to corrupt them or our failure to comply with privacy laws and regulations could result in business disruption, litigation and regulatory action, and loss of revenue, assets or personal or other confidential data.

We use information systems to help manage business processes, collect and interpret data and communicate internally and externally with employees, suppliers, consumers, customers and others. Some of these information systems are managed by third-party service providers. We have backup systems and business continuity plans in place, and we take care to protect our systems and data from unauthorized access. Nevertheless, failure of our systems to function as intended, or penetration of our systems by outside parties intent on extracting or corrupting information or otherwise disrupting business processes, could place us at a competitive disadvantage, result in a loss of revenue, assets or personal or other sensitive data, litigation and regulatory action, cause damage to our reputation and that of our brands and result in significant remediation and other costs. Failure to protect personal data, respect the rights of data subjects, and adhere to strict cybersecurity protocols could subject us to substantial fines and other legal challenges under regulations such as the EU General Data Protection Regulation. As we are increasingly relying on digital platforms in our business, the magnitude of these risks is likely to increase.

Our operations may be impaired as a result of disasters, business interruptions or similar events.

We could have an interruption in our business, loss of inventory or data, or be rendered unable to accept and fulfill customer orders as a result of a natural disaster, catastrophic event, epidemic or computer system failure. Natural disasters could include an earthquake, fire, flood, tornado or severe storm. A catastrophic event could include a terrorist attack. An epidemic could affect our operations, major facilities or employees’ and consumers’ health. Production of certain of our products is concentrated in a single manufacturing site.

We cannot provide assurance that our disaster recovery plan will address all of the issues we may encounter in the event of a disaster or other unanticipated issue, and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that a natural disaster, terrorist attack or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather or health conditions prevent us from delivering products in a timely manner, our business, financial condition or operating results could be adversely affected.

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

HRL leases approximately 482 square meters of office and laboratory facilities at 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario. The lease for 711 Concession Street expires on January 31, 2021. Either HRL or its landlord can terminate the lease early by giving 6 months’ notice.

ITEM 3.    LEGAL PROCEEDINGS.

There are no material legal proceedings pending against us.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

Our shares of common stock are not currently traded on any established United States public trading market. We do not currently intend to seek the quotation of our shares of common stock on any United States public trading market. We cannot assure you that we will never seek to be quoted on any United States public trading market or that we would meet any applicable listing requirements.

Our shares of common stock are traded on the ASX in the form of CHESS Depositary Interests, or CDIs, under the ASX trading code “UBI”. The Clearing House Electronic Subregister System, or “CHESS”, is an electronic system which manages the settlement of transactions executed on the ASX and facilitates the paperless transfer of legal title to ASX quoted securities. CHESS cannot be used directly for the transfer of securities of U.S. domiciled companies. CDIs are used as a method of holding and transferring the legal title of these securities on the ASX which are not able to be electronically traded in CHESS. CDIs are exchangeable, at the option of the holder, into shares of our common stock at a ratio of 1:1. The main difference between holding CDIs and holding the underlying securities (in this case our shares) is that a holder of CDIs has beneficial ownership of the equivalent number of our shares instead of legal title. Legal title is held by CHESS Depositary Nominees Pty Ltd, or “CDN”, and the shares are registered in the name of CDN and held by CDN on behalf of and for the benefit of the holders of CDIs. CDN is a wholly owned subsidiary of ASX.

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

Security details

As of February 20, 2020, there were 177,571,854 shares of our common stock issued and outstanding and 1,911,450 employee options that are exercisable for an equivalent number of shares of common stock (1,911,450 of which were exercisable or exercisable within 60 days thereafter). All of our issued and outstanding shares of common stock are fully paid.

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

Holders

Currently, CDN holds the majority of our shares on behalf of and for the benefit of the holders of CDIs. The balance of the shares are held by certain of our employees generally as part of our restricted employee share scheme. Set out below is the approximate aggregate number of our registered holders of CDIs and shares at the specific date below:

Date	Total Number of Registered Holders	Number of Holders that are United States Residents
At February 20, 2020	1,460	10

Dividends

To date, we have not declared or paid any cash dividends on our shares or CDIs. Our ability to pay dividends is currently restricted by the terms of our pending Term Sheet Agreement with Siemens described above under “Business—Principal Products and Services.”

Exercise of Employee Stock Options

The table below sets forth the number of employee stock options exercised and the number of shares of common stock issued within the past three financial years. We issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended, on the basis that none of the recipient of such shares are “U.S. person” as such term is defined in Regulation S.

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price	Proceeds Received (A$)
2018
July	251,667	A$0.00	0
August	251,667	A$0.00	0
November	50,000	A$0.00	0

	553,334		0

2019
February	210,000	A$0.00	0
April	20,000	A$0.17	3,400
May	73,334	A$0.00	0
November	25,000	A$0.00	0

	328,334		3,400

The funds have been and will be used for working capital requirements including the continued development of our existing pipeline of point of use tests and to identify and develop additional tests.

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

The table below sets forth the restricted shares issued by the Company within the past two financial years:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
December, 2018	191,636	45,993

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price (A$)
Balance at December 31, 2018	311,246	0.28
Granted	0	0.00
Release of restricted shares	(190,432)	0.30

Balance at December 31, 2019	120,814	0.24

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

To date the Company has not entered into any buyback transactions.

ITEM 6.     SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our 2019 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages F2 to F15.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to our 2019 Annual Report under the captions “Consolidated Balance Sheets”, “Consolidated Statements of Comprehensive Income/(Loss)”, “Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)”, “Consolidated Statements of Cash Flows”, and “Notes to Consolidated Financial Statements”, on pages F17 through F43, and “Report of Independent Registered Public Accounting Firm” on page F16 of this 2019 Annual Report.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management, with the participation of the Interim Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on this evaluation, our management, with the participation of the Interim Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

/s/ Salesh Balak	/s/ Salesh Balak
Salesh Balak	Salesh Balak
Interim Principal Executive Officer	Principal Financial Officer

February 26, 2020

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders in 2020 (the “2020 Proxy Statement”) under the captions “Management of the Company” and “Delinquent Section 16(a) Reports.”

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2020 Proxy Statement under the captions “Management of the Company – Compensation of Directors”, “Executive Compensation” and “Management of the Company – Board Committees – Compensation Committee Interlocks and Insider Participation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the 2020 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the 2020 Proxy Statement under the captions “Certain Relationships and Related Transactions,” and “Management of the Company.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2020 Proxy Statement under the caption “Independent Public Accountants – Audit Fees.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)(1)	Financial Statements

The following financial statements are incorporated by reference from pages F-16 through F-43 of our Annual Report to Stockholders for the fiscal year ended December 31, 2019, as provided in Item 8 hereof:

	Report of Independent Registered Public Accounting Firm	F-16
	Consolidated Balance Sheets	F-17
	Consolidated Statements of Comprehensive Income/((Loss)	F-18
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)	F-19
	Consolidated Statements of Cash Flows	F-20
	Notes to Consolidated Financial Statements	F-21

(a)(2)	Financial Statement Schedules – Schedule II—Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

(a)(3) and (b) Exhibits – Refer below.

Exhibit Number	Description	Location

3.1	Amended and restated certificate of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.

3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.

4.3	Description of Securities	Filed herewith.

10.1	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.

10.2	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.

10.3	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.

10.4	Employee Option Plan.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7.

10.5	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.

10.6	Amended and Restated Master Services and Supply Agreement (which amends and restates the Master Services and Supply Agreement by and between Universal Biosensors Pty. Ltd., Universal Biosensors, Inc., and LifeScan, Inc. dated October 29, 2007 filed on November 14, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and the First Amendment to the Master Services and Supply Agreement filed on March 30, 2009 as Exhibit 10.14 to our Annual Report on Form 10-K).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.7	Manufacturing Initiation Payment Addendum to Master Services and Supply Agreement (which is an addendum to the Amended and Restated Master Services and Supply Agreement filed on August 7, 2009 as Exhibit 10.3 to our Quarterly Report on Form 10-Q).	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 as Exhibit 10.4. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.8	Supply Agreement between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.2. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.9	Supplemental Agreement – Reader Product Support Obligations and Responsibilities between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 20, 2012.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on February 4, 2013 as Exhibit 10.3. Confidentiality treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

10.10	Credit Agreement dated December 19, 2013 by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.1.

10.11	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.

10.12	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (A) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.3.

10.13	Common Stock Purchase Warrant by and among Athyrium Opportunities Fund (B) LP and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.4.

10.14	Deed of Extension of Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd dated March 24, 2014.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 25, 2014 as Exhibit 10.34.

10.15	Amendment to Credit Agreement by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time dated January 30, 2015.	Incorporated by reference to our Current Report on Form 8-K filed on February 2, 2015 as Exhibit 10.1.

10.16	Amendment Number 2 and Consent to Credit Agreement by and among Athyrium Opportunities Fund (A) LP as Administrative Agent and a Lender, Universal Biosensors Pty Ltd as borrower, Universal Biosensors, Inc. as a Guarantor, and the other Lenders and Guarantors as party thereto from time to time dated December 29, 2017.	Incorporated by reference to our Current Report on Form 8-K filed on January 3, 2018 as Exhibit 10.1.

13.0	Annual Report.	Filed herewith.

14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.0.

21.0	List of Subsidiaries.	Filed herewith.

24.0	Power of Attorney.	Included on signature page.

31.1	Certification of Interim Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.0	Certification of Interim Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

101	The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income/(Loss), (iii) the Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income/(Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16. Form 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Biosensors, Inc. (Registrant)

Date: February 26, 2020	By:	/s/ Salesh Balak
Salesh Balak
Interim Principal Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Salesh Balak and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Salesh Balak	Interim Chief Executive Officer	February 26, 2020
Salesh Balak	(Interim Principal Executive Officer)

/s/ Salesh Balak	Chief Financial Officer	February 26, 2020
Salesh Balak	(Principal Financial Officer and Principal Accounting Officer)

/s/ Craig Coleman	Non-Executive Chairman and Director	February 26, 2020
Craig Coleman

/s/ Marshall Heinberg	Director	February 26, 2020
Marshall Heinberg

/s/ Judith Smith	Director	February 26, 2020
Judith Smith

/s/ David Hoey	Director	February 26, 2020
David Hoey

Universal Biosensors, Inc.

2019 Annual Report

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

Our Business

We are specialists in the design and development of electrochemical cells (strips) used in conjunction with point of use devices that are used in various industries such as healthcare (point of care), food and drink and agriculture. In addition, we own, manage and operate a hemostasis laboratory.

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

Our plan of operations over the remainder of the fiscal year ending December 2020 is to:

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

We are using our electrochemical cell technology platform to develop point of use devices for a number of different markets.

We have worked with Siemens Healthcare Diagnostics, Inc. (“Siemens”) since 2012 in relation to a range of products for the point-of-care coagulation testing market, pursuant to a collaboration agreement with Siemens (the “Collaboration Agreement”). The first such product developed with Siemens, the Xprecia Stride™ Coagulation Analyzer, received CE mark approval on December 9, 2014 and US Food and Drug Administration (“FDA”) approval on October 4, 2016. The Xprecia Stride™ Coagulation Analyzer is now available in the United States, Europe, the Middle East, Africa, Asia Pacific, Latin America and Canada. Under the terms of a supply agreement with Siemens (the “Supply Agreement”), UBS is the manufacturer of test strips for this product for Siemens. The Collaboration Agreement was terminated on September 18, 2019. On September 9, 2019, we entered into certain binding term sheets with Siemens (the “Siemens Term Sheets”) and on September 18, 2019, we entered into a commercial and distribution agreement with Siemens (the “Siemens Distribution Agreement”) and a supply agreement with Siemens (the “Siemens Supply Agreement” and together with the Siemens Term Sheets and the Siemens Distribution Agreement the “2019 Siemens Agreements”). Pursuant to the 2019 Siemens Agreements the Company agreed to acquire certain assets of Siemens (the “Siemens Acquisition”). Pursuant to the terms of the 2019 Siemens Agreements, among other things:

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

Results of Operations

Analysis of Consolidated Revenue

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business”, during 2018, LifeScan effected the LifeScan Conversion and UBI recognized a one-off revenue of A$44,635,704. Accordingly, we have not and will continue not to receive any further quarterly service fees beyond 2018 and we do not expect to receive any further revenues from LifeScan unless we enter into a new agreement with LifeScan in the future. As a result of this and despite sales of the Xprecia StrideTM strips increasing, our total revenue decreased by 90% during our 2019 financial year as compared to our 2018 financial year.

On September 9, 2019, we entered into binding term sheets, and on September 18, 2019, we entered into certain definitive agreements, in each case with Siemens and including the Distribution Agreement, modifying our commercial relationship relating to coagulation products (the term sheets together with the definitive agreements, the “Agreements”). The Agreements restore our commercial relationship and provide for cooperation between UBI and Siemens to retain and grow the incumbent user base on a non-exclusive basis. Siemens will support this with a minimum Xprecia Stride™ Strip purchase guarantee over 42 months on favourable payment terms, and manufacturing assistance which will enable a reduction in manufacturing costs. The Agreements further enable us to pursue partnership and distribution opportunities for our products outside of our agreements with Siemens, which we believe may allow us to access new global markets and market segments, including the hospital point-of-care segment that was previously exclusive to Siemens. The Agreements also provide UBI with increased control over the pricing for the analyzers and strips it sells. The Agreements further provide UBI with ongoing access to Siemens’ proprietary reagent necessary for strip manufacturing (at UBI’s discretion and subject to conditions being fulfilled by Siemens), across certain global markets and market segments and now including patient-self-test (with the exception of any product that comprises lapidated recombinant human tissue factor which is useful for automated prothrombin time based testing and is marketed or sold (i) in multi-test packages, or (ii) single test packages, and which is not a single test PT product). Finally, the Agreements preserve value created from UBI and Siemens’ previous development spending for UBI’s sole benefit while ceasing UBI’s development spending obligations with respect to Siemens, providing us with control over our development activities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia Stride™ Coagulation Analyzer we manufactured and sold to Siemens during the respective periods are as follows:

	Years Ended December 31,
	2019	2018
	A$	A$
Revenue from products	4,863,347	1,672,321
Cost of goods sold	(2,866,081)	(1,607,340)

	1,997,266	64,981

Product contribution margin	41%	4%

The movement in revenues is primarily volume driven. Revenues increased by 191% in the 2019 financial year when compared to the 2018 financial year as a result of Siemens purchase order volatility during the period. The production margin from the sale of our PT-INR strips has improved with higher throughput.

Revenue from Services

We provide various services to our customers and partners. The revenue is grouped into the following categories:

•

Product enhancement – a quarterly service fee based on the number of strips sold by LifeScan which falls within a valid claim of certain LifeScan patents is payable to us as an ongoing reward for our services and efforts to enhance the product (as noted elsewhere herein, commencing in the 2019 financial year, UBI has not and will no longer receive these quarterly service fees from LifeScan due to the LifeScan Conversion);

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

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Years Ended December 31,
	2019	2018
	A$	A$
Revenue from services:
Lump sum services fees	0	44,635,704
Quarterly service fees	164,577	21,378,404
Other services	1,869,275	1,770,485

	2,033,852	67,784,593
Cost of services	(705,612)	(904,139)

Net margin	1,328,240	66,880,454

Lump sum service fees – This was paid to the Company by LifeScan after the LifeScan Conversion.

Quarterly service fees – Whilst we no longer receive the quarterly service fees due to the LifeScan Conversion, the Company notes there was an underpayment of quarterly services fees of A$164,577 relating to prior years, the sum of which has been recorded and receipted by the Company during the 2019 financial year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Other services – Other services is comprised of as follows:

	Years Ended December 31,
	2019	2018
	A$	A$
Other services:
Coagulation testing services	1,094,669	1,193,948
Contract research and development	703,239	505,695
Other	71,367	70,842

	1,869,275	1,770,485

Coagulation testing services performed by HRL for the 2019 financial year decreased by 8% when compared to the 2018 financial year. The decline was as a result of the completion of a major project during the first half of the year which was not replaced during the second half of the year. The overall revenue for HRL after including testing services conducted for UBI however increased by 2% to A$1,765,455 during the same period. Contract research and development services revenue primarily represents the delivery of a milestone during the current financial year under the Siemens Collaboration Agreement wherein we recognized revenue of US$500,000 (equivalent to A$658,675). Other services represent ad-hoc services provided to our customers and partners at their request.

Contribution from Products & Services

The net contribution from our products and services is as follows:

	Years Ended December 31,
	2019	2018
	A$	A$
Lump sum services fees	0	44,635,704
Quarterly service fees	164,577	21,378,404
Manufacturing contribution	1,997,266	64,981
Other services	1,163,663	866,346

Contribution from products & services	3,325,506	66,945,435

The decrease in period to period total contributions from products and services reflected in the table above is primarily as a result of the Company not receiving any further fees from LifeScan in 2019 due to the LifeScan Conversion. The Company notes that there was an underpayment of quarterly services fees of A$164,577 relating to prior years, the sum of which has been recorded and receipted by the Company in the current financial year.

The manufacturing contribution has increased due to increased sales of PT-INR strips and as a result of our investment in scale up projects which has improved efficiency and yields.

Contribution from other services increased over the year primarily as a result of achievement of a milestone pursuant to the Collaboration Agreement.

The Australian consumer price index rose 1.8% over the twelve months ending December 31, 2019 and did not have a material impact on our net sales, revenue and income.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

EBITDA for the respective periods and a reconciliation of net income to EBITDA is as follows:

	Years Ended December 31,
	2019	2018
	A$	A$
Net income/(loss)	(4,846,285)	37,564,356
Interest income	(825,944)	(491,038)
Interest expense	0	2,211,186
Income tax expense/(benefit)	(1,317,479)	4,352,564
Depreciation - cost of goods sold & services	350,517	391,572
Depreciation and amortization - other operating costs & expenses	1,159,654	1,721,882

EBITDA	(5,479,537)	45,750,522

The decrease in EBITDA for all periods are primarily the result of the Company not receiving any further revenue from LifeScan due to the LifeScan Conversion.

Product Support

Product support relates to post-market technical support provided by us to Siemens for the Xprecia Stride™ Coagulation Analyzer.

We expect product support expenditure to decrease over time.

Depreciation and Amortization Expenses

	Years Ended December 31,
	2019	2018
	A$	A$
Depreciation	715,835	1,721,882
Amortization	443,819	0

	1,159,654	1,721,882

The decline in depreciation for all periods is due to fixed assets with a written down value of A$2,574,709 being written off as at December 31, 2018 as its carrying value was no longer supported by future revenues streams.

Depreciation and amortization expenses for the respective periods charged to other operating costs and expenses is as follows:

	Years Ended December 31,
	2019	2018
	A$	A$
Research and development	574,338	1,552,597
General and administrative	585,012	168,052
Product support	304	1,233

	1,159,654	1,721,882

Amortization expense represents intangible assets amortized over their estimated useful lives. These intangible assets were acquired in September 2019 pursuant to the Siemens Acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Research and Development Expenses

Research and development expenditure principally reflects the effort required in product development of the tests we are developing. Our primary focus was the research and development activities in the blood coagulation testing. Research and development expenditure decreased by 52% in the 2019 financial year compared to the 2018 financial year.

The decrease in year-to-date research and development expenses was a result of all proprietary coagulation product research and development spending being suspended in the fourth quarter of 2018 and scaling back of research and development obligations relating to Siemens projects since March 2019 pursuant to the Term Sheet Agreement we executed with Siemens on February 8, 2019.

Research and development expenditure also include separation payments made to certain staff during the first half of the year as part of a management initiative to reduce expenditures. Whilst this represented a one-off cost during the period, the overall research and development expenditure for the financial year ended December 31, 2019 decreased as a result of the decline in headcount.

Research and development expenses, net of the research and development tax incentive income (refundable tax offset) for the respective periods are as follows:

	Years Ended December 31,
	2019	2018
	A$	A$
Research and development expenses	5,535,212	11,578,246
Research and development tax incentive income	(2,802,697)	0

	2,732,515	11,578,246

The Company qualifies for the research and tax development tax incentive income for the 2019 financial year as its aggregate turnover is less than A$20,000,000.

For the financial year ended December 31, 2018, the Company was not eligible for refundable tax offset as its aggregate turnover exceeded A$20,000,000. We are however eligible to claim a non-refundable tax offset for the year ended December 31, 2018. We can carry forward a non-refundable tax offset to a later year once satisfying the standard tax offset carry-forward rules and utilise it to reduce the Company’s tax liability.

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

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include depreciation, repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal including legal services and maintenance fees incurred for patent applications, audit and accounting services. General and administrative expenses decreased by less than 1% during the 2019 financial year compared to the 2018 financial year.

Although there was an increase in our legal and consultant fees incurred as part of contract negotiations supporting customer relationship management and partner development, our overall general and administrative expenses declined as a result of cost saving measures undertaken by the Company including reduction in Board fees, savings in salaries and wages after the departure of certain staff during the year including our Chief Executive Officer and transitioning of work in-house such as company secretarial work now undertaken internally.

Interest Income

Interest income increased by 68% during the 2019 financial year compared to the 2018 financial year. The increase in interest income is generally attributable to the higher amount of funds available for investment.

Financing Costs

In December 2013, UBS accessed new capital via a US$25,000,000 loan facility of which US$15,000,000 was drawn in December 2013. The term loan was fully repaid in November 2018. The breakdown of the financing costs is as follows:

	Years Ended December 31,
	2019	2018
	A$	A$
Interest expense	0	2,211,186
Other debt issuance costs	0	779,931

	0	2,991,117

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

Research and development tax incentive income

The Company is eligible and has recorded research and development tax incentive income of A$2,802,697 for the 2019 financial year. For the 2018 financial year, the aggregate turnover of the Company exceeded A$20,000,000 and it was not eligible for a refundable tax offset (“research and development tax incentive income”). The eligible R&D activities and expenditures are however able to be claimed as a non-refundable tax offset as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

Research and development tax incentive income is generally in line with the level of research and development expenses.

Research and development tax incentive income for the 2019 financial year has not yet been received and as such is recorded in “Other current assets” in the consolidated balance sheets.

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

(2)	as a 38.5% non-refundable tax offset if aggregate turnover of the entity is more than or equal to A$20,000,000.

Exchange gain

Foreign exchange gains and losses arise from the settlement of foreign currency transactions that are translated into the functional currency using the exchange rates prevailing at the dates of the transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

Impairment of fixed assets

Certain fixed assets were written off during the 2018 financial year as its carrying value was no longer supported by future revenues streams.

Income tax expense

Pursuant to the new U.S. tax reform rules, Universal Biosensors, Inc. (parent entity of the Universal Biosensors Group domiciled in U.S.) is subject to regulations addressing Global Intangible Low-Taxed Income (“GILTI”) effective from the 2018 financial year. The GILTI rules are new provisions of the U.S. tax code enacted as a part of tax reform legislation in the U.S. passed in December 2017. Mechanically, the GILTI rule function as a global minimum tax for all U.S. shareholders of controlled foreign corporations (“CFCs”) and applies broadly to certain income generated by a CFC. At a very broad level, the U.S. domiciled entity was subject to GILTI taxes in 2018 for the expected earnings and subject to certain other criteria of its non-U.S. domiciled subsidiaries (CFCs) due to the new tax reform regulations.

Our U.S. tax liability as at December 31, 2018 was US$3,072,040 (equivalent to A$4,352,564). This amount was revised to US$3,065,267 (equivalent to A$4,342,586) when the Company finalized and lodged its U.S. tax returns. The difference is reflected as income tax benefit.

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

(a)    Revenue Recognition

Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

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

(e)    Warrants

In connection with our US$15,000,000 loan facility, we issued to the Lenders (Athyrium Opportunities Fund (A) LP and Athyrium Opportunities Fund (B) LP)    warrants entitling the holder to purchase up to an aggregate total of 4,500,000 shares of UBI’s common stock in the form of CDIs at a price of A$1.00 per share. The fair value of the warrants to purchase common stock is estimated using the Trinomial Lattice model. Each of the inputs to the Trinomial Lattice model is discussed below.

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Years Ended December 31,
	2019	2018
	A$	A$
Financial assets:
Cash and cash equivalents	30,229,530	11,797,789
Accounts receivables	116,626	50,209,561

Total financial assets	30,346,156	62,007,350

Debt:
Long term secured loan	0	0

Total debt	0	0

Net financial assets	30,346,156	62,007,350

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations, and a term loan.

The decline in our net financial assets position is primarily a result of the acquisition of assets from Siemens pursuant to the Siemens Acquisition, payment of GILTI taxes, legal fees and specialist consultant fees incurred as part of contract negotiations, separation payments made to our staff and working capital maintenance generally.

We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months from the date of issuance. Liquidity risk is the risk that the Company may encounter difficulty meeting obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The purpose of liquidity management is to ensure that there is sufficient cash to meet all the financial commitments and obligations of the Company as they come due. In managing the Company’s capital, management estimates future cash requirements by preparing a budget and a multi-year plan for review and approval by the Board. The budget is reviewed and updated periodically and establishes the approved activities for the next twelve months and estimates the costs associated with those activities. The multi-year plan estimates future activity along with the potential cash requirements and is based upon management’s assessment of current progress along with the expected results from the coming years’ activity. Budget to actual variances are prepared and reviewed by management and are presented on a regular basis to the Board of Directors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

The carrying value of the cash and cash equivalents and the accounts receivables approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized for the years ended December 31, 2019 and 2018.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For the years ended December 31, 2019 and 2018, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position).

We had no derivatives or outstanding contracts in place through the years ended December 31, 2019 and 2018.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Years Ended December 31,
	2019	2018
	A$	A$
Cash and cash equivalents	30,229,530	11,797,789
Working capital (current assets less current liabilities)	26,912,358	50,830,568
Ratio of current assets to current liabilities	3.65 : 1	4.85 : 1
Shareholders’ equity per common share	0.26	0.29

The movement in cash and cash equivalents and working capital during the above periods was primarily due to the receipt of the lump sum service fee of US$ 31,503,880 from LifeScan on February 18, 2019, prepayment of US$4,000,000 towards future strip sales by Siemens on November 1, 2019, offset by acquisition of assets from Siemens pursuant to the Siemens Acquisition during September 2019.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Years Ended December 31,
	2019	2018
	A$	A$
Cash provided by/(used in):
Operating activities	33,239,631	1,764,437
Investing activities	(10,281,242)	(356,785)
Financing activities	3,400	(20,946,065)

Net increase/(decrease) in cash, cash equivalents and restricted cash	22,961,789	(19,538,413)

The Company has generated positive operating cash flows in 2019 and 2018.

Our net cash provided by operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations and general and administrative expenditure. We also serviced our long term secured loan during 2018 prior to it being fully repaid in November 2018. An increase in operating cash flows in 2019 when compared to 2018 primarily resulted from the receipt of the lump sum service fee of US$ 31,503,880 from LifeScan pursuant to the LifeScan Conversion on February 18, 2019, prepayment of US$4,000,000 towards future strip sales by Siemens on November 1, 2019, offset by working capital maintenance generally.

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

Our net cash used in financing activities in 2018 principally represents repayment of the term loan facility.

Off-Balance Sheet Arrangement

The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2019 are:

A$
Less than 1 year	735,928
1 – 3 years	839,576
3 – 5 years	0
More than 5 years	0

Total minimum lease payments	1,575,504

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Universal Biosensors, Inc.

The Company has recorded foreign currency transaction gains of A$550,251 and A$577,505 for the years ended December 31, 2019 and 2018, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Universal Biosensors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Biosensors, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income/(loss), consolidated statements of changes in stockholders’ equity and comprehensive income/(loss), and the consolidated statements of cash flows for the years then ended, including the related notes to consolidated financial statements and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

February 26, 2020

We have served as the Company’s auditor since 2006.

PricewaterhouseCoopers, ABN 52 780 433 757 Level 3, 45 Watt Street, PO Box 798, NEWCASTLE NSW 2300 T: +612 4925 1100, F: +612 4925 1199, www.pwc.com.au

Universal Biosensors, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	30,229,530	11,797,789
Inventories, net	1,078,064	744,466
Accounts receivable	116,626	50,209,561
Prepayments	135,764	158,492
Restricted cash	2,055,473	15,589
Other current assets	3,457,438	1,105,291

Total current assets	37,072,895	64,031,188
Non-current assets:
Property, plant and equipment	29,021,868	29,101,932
Less accumulated depreciation	(24,271,802)	(23,475,544)

Property, plant and equipment - net	4,750,066	5,626,388
Intangible assets	16,371,996	0
Less amortization of intangible assets	(443,819)	0

Intangible assets - net	15,928,177	0
Restricted cash	4,907,904	320,000

Total non-current assets	25,586,147	5,946,388

Total assets	62,659,042	69,977,576

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	615,377	695,405
Income taxes payable	0	4,352,564
Accrued expenses	1,015,251	1,696,644
Contingent consideration	2,141,022	0
Other liabilities	2,924,069	2,902,525
Deferred revenue	2,682,404	2,356,583
Employee entitlements liabilities	782,414	1,196,899

Total current liabilities	10,160,537	13,200,620
Non-current liabilities:
Asset retirement obligations	2,600,000	2,600,000
Employee entitlements liabilities	32,443	39,468
Deferred income tax liability	3,050,837	0
Deferred revenue	1,421,680	3,463,737

Total non-current liabilities	7,104,960	6,103,205

Total liabilities	17,265,497	19,303,825

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil in 2019 (2018: nil)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 177,571,854 shares in 2019 (2018: 177,243,520)	17,757	17,724
Additional paid-in capital	93,396,802	93,815,185
Accumulated deficit	(42,832,987)	(80,397,343)
Current year income/(loss)	(4,846,285)	37,564,356
Accumulated other comprehensive loss	(341,742)	(326,171)

Total stockholders’ equity	45,393,545	50,673,751

Total liabilities and stockholders’ equity	62,659,042	69,977,576

See accompanying notes to the financial statements

Universal Biosensors, Inc.

Consolidated Statements of Comprehensive Income/(Loss)

	Years Ended December 31,
	2019	2018
	A$	A$
Revenue
Revenue from products	4,863,347	1,672,321
Revenue from services	2,033,852	67,784,593

Total revenue	6,897,199	69,456,914
Operating costs & expenses
Cost of goods sold	2,866,081	1,607,340
Cost of services	705,612	904,139

Total cost of goods sold & services	3,571,693	2,511,479

Contribution from products & services	3,325,506	66,945,435
Other operating costs & expenses
Product support	47,857	227,517
Depreciation and amortization expenses	1,159,654	1,721,882
Research and development	5,535,212	11,578,246
General and administrative	6,982,606	6,995,089

Total operating costs & expenses	13,725,329	20,522,734

Profit/(loss) from operations	(10,399,823)	46,422,701
Other income/(expense)
Interest income	825,944	491,038
Financing costs	0	(2,991,117)
Research and development tax incentive income	2,802,697	0
Exchange gain	550,251	577,505
Impairment of fixed assets	0	(2,574,709)
Other	57,167	(8,498)

Total other income/(expense)	4,236,059	(4,505,781)
Net income/(loss) before tax	(6,163,764)	41,916,920
Income tax benefit/(expense)	1,317,479	(4,352,564)

Net income/(loss)	(4,846,285)	37,564,356

Earnings per share
Basic net income/(loss) per share	(0.03)	0.21
Average weighted number of shares - basic	177,481,639	176,732,183
Diluted net income/(loss) per share	(0.03)	0.21
Average weighted number of shares - diluted	177,481,639	177,152,938

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(15,571)	(24,462)
Reclassification for (gains)/losses realized in net income	0	0

Other comprehensive gain/(loss)	(15,571)	(24,462)

Comprehensive gain/(loss)	(4,861,856)	37,539,894

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)

	Ordinary shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
		A$	A$	A$	A$	A$
Balances at January 1, 2018	176,498,550	17,650	93,450,721	(80,397,343)	(301,709)	12,769,319
Net income	0	0	0	37,564,356	0	37,564,356
Other comprehensive loss	0	0	0	0	(24,462)	(24,462)
Exercise of stock options issued to employees	553,334	55	(55)	0	0	0
Shares issued to employees	191,636	19	45,974	0	0	45,993
Stock option expense	0	0	318,545	0	0	318,545

Balances at December 31, 2018	177,243,520	17,724	93,815,185	(42,832,987)	(326,171)	50,673,751
Net loss	0	0	0	(4,846,285)	0	(4,846,285)
Other comprehensive loss	0	0	0	0	(15,571)	(15,571)
Exercise of stock options issued to employees	328,334	33	3,367	0	0	3,400
Stock option expense	0	0	(421,750)	0	0	(421,750)

Balances at December 31, 2019	177,571,854	17,757	93,396,802	(47,679,272)	(341,742)	45,393,545

See accompanying notes to the financial statements.

Universal Biosensors, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
	A$	A$
Cash flows from operating activities provided by:
Net income/(loss)	(4,846,285)	37,564,356
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,510,171	2,113,454
Share based payments expense	(421,750)	318,545
Impairment of fixed assets	0	2,574,709
Loss on disposal of fixed assets	5,440	8,498
Unrealized foreign exchange gains	(2,185,332)	(472,934)
Financing costs - amortization of warrants	0	213,359
Change in assets and liabilities:
Inventory	35,243	(82,334)
Accounts receivable	50,092,936	(45,812,293)
Prepayment and other assets	(2,329,419)	483,774
Income tax payable	(4,352,564)	4,352,564
Deferred revenue	(1,716,236)	0
Employee entitlements	(421,510)	(356,643)
Accounts payable and accrued expenses	(2,131,063)	859,382

Net cash provided by operating activities	33,239,631	1,764,437

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	22,505	2,582
Purchases of property, plant and equipment	(137,667)	(448,867)
Proceeds from government grants in relation to property, plant & equipment	3,376	89,500
Acquisition of assets	(10,169,456)	0

Net cash used in investing activities	(10,281,242)	(356,785)

Cash flows from financing activities:
Repayment of borrowings	0	(20,689,655)
Borrowing costs	0	(256,410)
Proceeds from stock options exercised	3,400	0

Net cash provided by/(used in) financing activities	3,400	(20,946,065)

Net increase/(decrease) in cash, cash equivalents and restricted cash	22,961,789	(19,538,413)
Cash, cash equivalents and restricted cash at beginning of period	12,133,378	29,495,227
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	2,097,740	2,176,564

Cash, cash equivalents and restricted cash at end of period	37,192,907	12,133,378

See accompanying notes to the financial statement

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

(1)	Basis of Presentation

These consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All amounts are expressed in Australian dollars (“AUD” or “A$”) unless otherwise stated.

Unless otherwise noted, references to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”) and its wholly owned Canadian operating subsidiary, Hemostasis Reference Laboratory Inc. (“HRL”).

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. We rely largely on our existing cash and cash equivalents balance and operating cash flow to provide for the working capital needs of our operations. We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months from the date of issuance. However, in the event, our financing needs for the foreseeable future are not able to be met by our existing cash and cash equivalents balance and operating cash flow, we would seek to raise funds through public or private equity offerings, debt financings, and through other means to meet the financing requirements. There is no assurance that funding would be available at acceptable terms, if at all.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, UBS and HRL. All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recognition of revenue, initial recognition of intangible assets, carrying value of intangible assets and their useful lives, carrying amount of property, plant and equipment, income tax expense, deferred income taxes, asset retirement obligations, liabilities related to employee benefits and research and development tax incentive income. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. For cash and cash equivalents, the carrying amount approximates fair value due to the short maturity of those instruments. The Company maintains cash and restricted cash, which includes performance guarantee issued in favor of a customer, tenant security deposits and credit card security deposits. As at December 31, 2019 and 2018, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

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

(for the years ended December 31, 2019 and 2018)

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

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For years ended December 31, 2019 and 2018, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated financial statements.

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

(for the years ended December 31, 2019 and 2018)

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

	Years Ended December 31,
	2019	2018
	A$	A$
Raw materials	411,233	302,056
Work in progress	213,080	442,410
Finished goods	453,751	0

	1,078,064	744,466

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

	Years Ended December 31,
	2019	2018
	A$	A$
Accounts receivable	116,626	50,209,561
Allowance for doubtful debts	0	0

	116,626	50,209,561

Property, Plant, and Equipment - net

Property, plant, and equipment are recorded at acquisition cost, less accumulated depreciation.

Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life of machinery and equipment is 3 to 10 years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Maintenance and repairs that do not extend the life of the asset are charged to operations as incurred, include normal services, and do not include items of a capital nature.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

The Company received Commonwealth of Australia grant monies under grant agreements to support its development activities (refer section on “Government grants”), including in connection with the purchase of plant and equipment. Plant and equipment is presented net of the government grant. The grant monies are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased.

Impairment of Long-Lived Assets

The Company reviews its capital assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing the review, the Company estimates undiscounted cash flows from products under development that are covered by these patents and licenses. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows. Impairment of long-lived assets as at December 31, 2019 and 2018 were A$2,574,709.

Other Liabilities

Other liabilities represent a marketing support payment due to one of our partners and is payable in US currency. The total amount of marketing support payment to be paid by the Company is US$2,048,602. These amounts will be paid once supporting documentation has been provided to the Company.

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

We are subject to income taxes in the United States, Canada and Australia. Tax returns up to and including the 2018 financial year has been filed in all these jurisdictions.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

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

ARO for the years ended December 31, 2019, and 2018 was A$2,600,000.

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

Revenue Recognition

Revenue from products and services

A.    Significant accounting policy

Year ended December 31, 2018

For the 2018 financial year, we recognized revenue from all sources based on the provisions of the U.S. SEC’s Staff Accounting Bulletin No. 104 and ASC 605 Revenue Recognition.

The Company’s revenue represents revenue from sales of products, provision of services and collaborative research and development agreements. We recognize revenue from sales of products at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership, assuming all other revenue recognition criteria have been met. Generally, this is at the time products are shipped to the customer. Revenue from services is recognized when a persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable.

Year ended December 31, 2019

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

During the 2018 financial year, LifeScan effected the LifeScan Conversion. As a result of the LifeScan Conversion, beyond the 2018 financial year, the Company will no longer receive any quarterly service fees from LifeScan. Since we will no longer be receiving any substantial revenues from LifeScan beyond the 2018 financial year, the LifeScan contract is deemed to be completed hence ASC 606 is not applied to revenues from LifeScan. The Company notes that there was an underpayment of quarterly services fees of A$164,577 relating to prior years, the sum of which has been accrued recorded and receipted in the 2019 financial year.

In relation to revenues from LifeScan, we recognized revenues from all sources based on the provisions of the U.S. SEC’s Staff Accounting Bulletin No. 104 and ASC 605 Revenue Recognition.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

The Company’s LifeScan revenue represented provision of services.

Revenue from services is recognized when a persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

B.    Nature of goods and services

The following is a description of products and services from which the Company generates its revenue.

Products and services	Nature, timing of satisfaction of performance obligations, and significant payment terms
Point-of-care coagulation test devices	The Company recognizes revenue from sales of products at the time title of goods passes to the customer and the customer assumes the risks and rewards of ownership. The performance obligation is satisfied at a point in time when the products are shipped to the customer. The customer generally pays the Company within 60 days from receipt of invoice. The transaction price is fixed.

Coagulation testing services	These are services performed by HRL. Revenue is recognized when the testing services undertaken on behalf of the customer have been completed by HRL. The performance obligation is satisfied at a point in time when the tests are completed and the results are forwarded to the customer. The customer pays HRL generally within 30 days from receipt of invoice. The transaction price is fixed.

Quarterly service fees	Quarterly service fees are based on the number of strips sold by LifeScan which falls within a valid claim of certain LifeScan patents. It is payable to us as an ongoing reward for our services and efforts to enhance the product. Revenue from quarterly services fees is recognized as revenue from services when the four basic criteria for revenue recognition are met. Quarterly service fees are billed on a quarterly basis and paid within 45 days of receipt of invoice. The transaction price is fixed. As further discussed herein, during the 2018 financial year, LifeScan effected the LifeScan Conversion. As a result of this, beyond the 2018 financial year, the Company has no longer and will no longer receive any quarterly service fees from LifeScan. The Company notes that there was an underpayment of quarterly services fees of A$164,577 relating to prior years, the sum of which was accrued and receipted during the current 2019 financial year.

C.    Disaggregation of revenue

In the following table, revenue is disaggregated by major product and service line, and timing of revenue recognition.

	Year Ended December 31,
	2019	2018
	A$	A$
Major product/service lines
Xprecia StrideTM strips	4,863,347	1,672,321
Lump sum service fees	0	44,635,704
Quarterly service fees	164,577	21,378,404
Coagulation testing services	1,094,669	1,193,948
Other services	774,606	576,537

	6,897,199	69,456,914

Timing of revenue recognition
Products and services transferred at a point in time	6,897,199	69,456,914
Services transferred over time	0	0

	6,897,199	69,456,914

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

D.    Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	Year Ended December 31,
	2019	2018
	A$	A$
Receivables	116,626	50,209,561
Contract assets	0	0
Contract liabilities:
- Current	2,682,404	2,356,583
- Non-current	1,421,680	3,463,737

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. A contract asset is an entity’s right to payment for goods and services already transferred to a customer but that right to payment is conditional on something other than the passage of time. The contract assets are transferred to the receivables when the rights become unconditional. The contract liabilities primarily relates to the following:

•	2019 financial year – the Company’s obligation to transfer Xprecia Stride™ strips to Siemens for which the Company has received consideration from Siemens but the transfer has not yet been completed.

•

2018 financial year - advance consideration received from Siemens for contract research and development, for which transfer of control occurs, and therefore revenue is recognized when the deliverables are met.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Contract Asset	Contract Liability (Current)	Contract Liability (Long-Term)
	A$	A$	A$
Opening balance (January 1, 2019)	0	2,356,583	3,463,737
Closing balance (December 31, 2019)	0	2,686,404	1,421,680
Increase/(decrease)	0	329,821	(2,042,057)

Opening balance (January 1, 2018)	0	2,356,583	3,463,737
Closing balance (December 31, 2018)	0	2,356,583	3,463,737
Increase/(decrease)	0	0	0

The movement in contract liabilities is explained as follows:

•

Of the current portion of the total contract liabilities balance as at December 31, 2018, a sum of A$658,675 was recognized as revenue in January 2019 as the Company met one of its milestones pursuant to the Siemens Collaboration Agreement. The remainder of the milestones consideration previously received but deferred was repaid in September 2019 when the Siemens Collaboration Agreement was terminated.

•

There was a prepayment of US$4,000,000 towards future strip sales by Siemens on November 1, 2019. The balance of the Siemens prepayment account as at December 31, 2019 is US$2,833,870 (A$4,104,084), reducing by US$1,166,130 during Q4 2019 as the Company supplied strips to Siemens.

E.    Transaction price allocated to the remaining performance obligations

There was a prepayment of US$4,000,000 towards future strip sales by Siemens on November 1, 2019. US$1,166,130 has been recognized as revenue during Q4 2019 as the Company supplied strips to Siemens. The balance of the Siemens prepayment account as at December 31, 2019 is US$2,833,870 (A$4,104,084).

Interest income

Interest income is recognized as it accrues, taking into account the effective yield on the cash and cash equivalents.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

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

The Company has recorded research and development tax incentive income of A$2,802,697 for the 2019 financial year. For the 2018 financial year, the aggregate turnover of the Company exceeded A$20,000,000 and it was not eligible for a refundable tax offset (“research and development tax incentive income”). The eligible R&D activities and expenditures are however able to be claimed as a non-refundable tax offset as part of the current year income tax computation and any amounts included as a tax asset will be subject to recognition rules under ASC 740 “Income Taxes”.

Foreign Currency

Functional and reporting currency

Items included in the financial statements of each of the Group’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of UBI and UBS is AUD or A$ for all years presented. The functional currency of HRL is Canadian dollars (“CAD$”) for all years presented.

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

The Company has recorded foreign currency transaction gains of A$550,251 and A$577,505 in each of the years ended December 31, 2019 and 2018, respectively.

The results and financial position of all the Group entities that have a functional currency different from the reporting currency are translated into the reporting currency as follows:

•	assets and liabilities for each balance sheet item reported are translated at the closing rate at the date of that balance sheet;

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at December 31, 2019 and 2018. Purchase commitments contracted for as at December 31, 2019 and 2018 were A$220,569 and A$2,941,864, respectively. Contingent consideration as at December 31, 2019 was A$2,141,022 (equivalent to US$1,500,000) and nil as at December 31, 2018. Pursuant to the Siemens Acquisition, the Company has agreed to pay US$1,500,000 to Siemens within five days of Siemens achieving a pre-defined milestone. The Company has the discretion of advising Siemens when the milestone is to be achieved but from the date notification is sent by the Company, Siemens has 90 days to fulfill this milestone. Once the milestone is achieved, it will enable UBI to use Siemens proprietary reagent which will allow UBI to access markets in certain jurisdictions.

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

Leased Assets

All of the Company’s leases for the years ended December 31, 2019 and 2018 are considered operating leases. The costs of operating leases are charged to the consolidated statements of comprehensive income on a straight-line basis over the lease term.

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

(for the years ended December 31, 2019 and 2018)

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

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
2019
Foreign currency translation reserve	(15,571)	0	(15,571)
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	(15,571)	0	(15,571)

2018
Foreign currency translation reserve	(24,462)	0	(24,462)
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	(24,462)	0	(24,462)

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

(for the years ended December 31, 2019 and 2018)

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

The new guidance became effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption was permitted. The Company has deferred the adoption of this standard as is allowable for an Emerging Growth Company.

On January 1, 2020 the Company adopted the new accounting pronouncement ASU 2016-02. This impacted the Company as it relates to its leases which requires a lessee to recognize all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term and expands disclosure of key information about leasing arrangements. UBI has selected the modified retrospective method where the effect of applying the standard is recognized at the date of initial application, without restating previous years.

(b) Recently adopted accounting pronouncements

ASU No.2014-09, “Revenue from Contracts with Customers’

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are two permitted transition methods under the new standard, the full retrospective method or the modified retrospective method. The new standard is effective for annual reporting periods beginning after December 15, 2017. As an emerging growth company, the Company has adopted this guidance effective from January 1, 2019 and it has not had a material impact on the Company’s consolidated financial statements.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

HRL leases approximately 482 square meters of office and laboratory facilities at 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario. The lease for 711 Concession Street expires on January 31, 2021.

The future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2019 are:

A$
Less than 1 year	735,928
1 – 3 years	839,576
3 – 5 years	0
More than 5 years	0

Total minimum lease payments	1,575,504

This off-balance sheet arrangement is not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.

Rent expense was A$755,419 and A$750,798 for the fiscal years ended December 31, 2019 and 2018, respectively.

Guarantees

There are cross guarantees given by Universal Biosensors, Inc., Universal Biosensors Pty Ltd and Hemostasis Reference Laboratory Inc. as described in note 15. No deficiencies of assets exist in any of these companies. No liability was recognized by the parent entity or the consolidated entity in relation to this guarantee, as the fair value of the guarantees is immaterial.

Government grants

UBS was awarded a grant from the Commonwealth of Australia under the Next Generation Manufacturing Investment Programme up to a maximum grant amount of A$575,000 payable over a three year period commencing from January 1, 2017. This grant was terminated upon mutual consent on December 19, 2019. The grants were paid upon achievement of pre-agreed milestones. The milestones generally related to UBS placing purchase orders, commissioning upgrades and validating the equipment.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

A reconciliation of the (benefit)/provision for income taxes is as follows:

	Years ended December 31,
	2019		2018
	A$	%	A$	%
Profit/(loss) before income taxes	(6,163,764)		41,916,920
Computed by applying income tax rate of home jurisdiction	(1,849,129)	30	12,575,076	30
Effect of tax rates in foreign jurisdictions	(12,572)	1	13,316	0
Research & development incentive	1,092,085	(18)	4,253,289	10
Disallowed expenses/(income):
Acquisition of assets	(3,050,837)	49
Share based payment	(126,525)	2	95,564	0
Other	(676,733)	11	(61,115)	0
Utilization of carry forward losses	0	0	(3,298,121)	(8)
Utilization of tax credits	0	0	(13,046,757)	(31)
Change in valuation allowance	3,316,210	(54)	(531,252)	(1)
Global intangible low-taxed income (GILTI) tax	(9,978)	0	4,352,564	10

Income tax expense/(benefit)	(1,317,479)	21	4,352,564	10

The components of our net income/(loss) before income taxes as either domestic or foreign is as follows:

	As of December 31,
	2019	2018
	A$	A$
Foreign	359,237	(44,386)
Domestic (Australia)	(6,523,001)	41,961,306

	(6,163,764)	41,916,920

Significant component of the Company’s deferred tax assets and liabilities are shown below:

	As of December 31,
	2019	2018
	A$	A$
Deferred tax assets:
Operating loss carry forwards	4,506,287	0
Depreciation and amortization	1,709,678	1,578,478
Asset retirement obligations	780,000	780,000
Employee entitlements	239,899	366,039
Accruals	1,133,073	1,325,955
Decline in value of patents	1,170,092	1,195,965
Unrealized exchange loss	10,020	(583,029)
Other	(20,778)	241,152

Total deferred tax assets	9,528,271	4,904,560
Valuation allowance for deferred tax assets	(8,220,770)	(4,904,560)

Net deferred tax asset	1,307,501	0

Deferred tax liabilities:
Intangible assets	4,358,338	0

Total deferred tax liabilities	4,358,338	0

Net deferred tax liabilities	3,050,837	0

Significant components of deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance has been established, as realization of such assets is not more likely than not.

At December 31, 2019 the Company has $15,020,955 (nil as at December 31, 2018) of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$3,374,776 (A$3,374,776 at December 31, 2018) of non-refundable R&D tax offset as at December 31, 2019. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years. UBI has US tax losses available for carry forward against future earnings of nil as of December 31, 2018 (nil as of December 31, 2018). Pursuant to the US Federal Tax Reform, the effective tax rate of UBI has been reduced from 34% to 21%. The deferred tax benefit based on this new rate for UBI is nil. HRL has Canadian tax losses available for carry forward against future earnings of CAD$401,743 and CAD$738,848 as at December 31, 2019 and 2018, respectively.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

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

An option holder is not permitted to participate in a bonus issue or new issue of securities in respect of an option held prior to the issue of shares to the option holder pursuant to the exercise of an option. If the Company changes the number of issued shares through or as a result of any consolidation, subdivision, or similar reconstruction of the issued capital of the Company, the total number of options and the exercise price of the options (as applicable) will likewise be adjusted. Options granted in 2019 and 2018 were nil.

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

Stock option activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2018	15,153,884	0.63
Granted	0	0.00
Exercised	(328,334)	0.01
Lapsed	(12,914,100)	0.67

Balance at December 31, 2019	1,911,450	0.46

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

At December 31, 2019, the number of options vested and exercisable was 1,911,450 (2018: 7,510,888). At December 31, 2019, total stock compensation expense/(income) recognized in the consolidated condensed statements of comprehensive income was (A$421,750) (2017: A$318,545).

The following table represents information relating to stock options outstanding under the plans as of December 31, 2019:

	Options Outstanding		Options Exercisable Shares
Exercise Price A$	Shares	Weighted average remaining life in years
$0.79	12,000	0	12,000
$0.49	55,000	1	55,000
$0.00	40,000	1	40,000
$0.23	75,000	2	75,000
$0.00	40,000	2	40,000
$0.45	100,000	3	100,000
$0.50	1,165,500	3	1,165,500
$0.33	96,500	4	96,500
$0.50	327,450	4	327,450

	1,911,450		1,911,450

The table below sets forth the number of employee stock options exercised and the number of shares issued in the period from January 1, 2018. We issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933, as amended.

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Weighted Average Exercise Price		Proceeds Received (A$)
2018	553,334	A$	0.00	0
2019	328,334	A$	0.01	3,400

As of December 31, 2019, there was nil unrecognized compensation expense as all the employee stock options have vested.

The aggregate intrinsic value for all options outstanding as at December 31, 2019 and 2018 was zero.

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

The table below sets forth the restricted shares issued by the Company since January 1, 2018:

	Number of Restricted Shares Issued	Market Value of Restricted Shares Issued (A$)
December, 2018	191,636	45,993

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price (A$)
Balance at December 31, 2018	311,246	0.28
Granted	0	0.00
Release of restricted shares	(190,432)	0.30

Balance at December 31, 2019	120,814	0.24

(6)	Related Party Transactions

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

Mr. Coleman is a Non-Executive Chairman of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds holds a beneficial interest and voting power over approximately 21% of our shares.

An employee of Viburnum Funds Pty Ltd has on occasions been seconded to Universal Biosensors to assist the Company on strategic matters. During these periods Viburnum Funds Pty Ltd continues to pay all the salary entitlements of the seconded person. Universal Biosensors is solely responsible for the reimbursement of certain expenditures such as travel and rental whilst the employee is on secondment. The total expenditure reimbursed by the Company to Viburnum Funds Pty Ltd as at December 31, 2019 and 2018 was A$14,548 and A$21,716, respectively.

There were no other related party transactions during 2019 and 2018 other than as disclosed above.

(7)	Financial Instruments

	Years Ended December 31,
	2019	2018
	A$	A$
Financial assets:
Cash and cash equivalents	30,229,530	11,797,789
Accounts receivables	116,626	50,209,561

Total financial assets	30,346,156	62,007,350

Debt:
Long term secured loan	0	0

Total debt	0	0

Net financial assets	30,346,156	62,007,350

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

The carrying value of the cash and cash equivalents and the accounts receivable approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized in 2019 and 2018.

Derivative Instruments and Hedging Activities

We had no derivatives or outstanding contracts in place through the years ended December 31, 2019 and 2018.

(8)	Property, Plant and Equipment, net

	As of December, 31
	2019	2018
	A$	A$
Plant and equipment	19,853,389	18,028,590
Leasehold improvements	9,130,310	9,130,310
Capital work in process	38,169	1,943,032

	29,021,868	29,101,932
Accumulated depreciation	(24,271,802)	(23,475,544)

Property, plant & equipment, net	4,750,066	5,626,388

Capital work in process relates to assets under construction and comprises primarily specialized manufacturing and testing equipment. Legal right to the assets under construction rests with the Company. The amounts capitalized for capital work in process represent the percentage of expenditure that has been completed, and once the assets are placed into service, the Company begins depreciating the respective assets. The accumulated amortisation of capitalised leasehold improvements for the fiscal years ended December 31, 2019 and 2018 was A$9,130,310 and A$8,993,225, respectively.

From 2017 to 2019, the Company was entitled to receive Commonwealth of Australia grant monies under grant agreements to support its development activities, including in connection with the purchase of plant and equipment. This grant was terminated by mutual consent on December 19, 2019. Plant and equipment is presented net of the government grant of A$360,818 for the year ended December 31, 2019 (2018: A$360,818). The grants are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased. Grants received in advance of the relevant expenditure are treated as deferred income and included in Current Liabilities on the balance sheet as the Company does not control the monies until the relevant expenditure has been incurred. Grants due to the Company under research agreements are recorded as Currents Assets on the balance sheet.

Depreciation expense was A$1,066,352 and A$2,113,454 for the fiscal years ended December 31, 2019 and 2018, respectively.

(9)	Accrued Expenses

Accrued expenses consist of the following:

	As of December, 31
	2019	2018
	A$	A$
Legal, tax and accounting fees	689,637	716,937
Salary and related costs	175,241	306,162
Research and development materials	21,037	554,496
Other	129,336	119,049

	1,015,251	1,696,644

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

(10)	Stockholders’ Equity - Common Stock

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

	Years Ended December 31,
	2019	2018
Weighted average shares used as denominator in calculating:
Basic net income/(loss) per share	177,481,639	176,732,183

Diluted net income/(loss) per share	177,481,639	177,152,938

The number of shares not included in the calculation of basic net income/(loss) per ordinary share because the impact would be anti-dilutive were 80,000 and 420,755 for the years ended December 31, 2019 and 2018, respectively.

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

No liability has arisen under these indemnities as of December 31, 2019 and 2018.

(13)	Segments

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

	Years Ended December 31,
	2019	2018
	A$	A$
Home country - Australia	3,677,486	490,962

Foreign countries
- U.S.A.	1,437,998	1,428,350
- Germany	4,785,384	1,603,817
- Switzerland	235,945	66,084,950
- Canada	296,183	238,056
- Other	155,451	101,817

Total - foreign countries	6,910,961	69,456,990

Total income	10,588,447	69,947,952

% of total income derived from - LifeScan	2%	94%
- Siemens	53%	3%
- Other	45%	2%

The chief operating decision maker of the Company is the management committee comprising the senior executives of the Company.

(14)	Deed of Cross Guarantee

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

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

Athyrium Credit Agreement

On December 19, 2013 (“Closing Date”), UBI and its wholly owned subsidiary, UBS (together UBI and UBS, the “Transaction Parties”) entered into a credit agreement with Athyrium Opportunities Fund (A) LP (“Athyrium A”), as administrative agent (the “Administrative Agent”) and as a lender, and Athyrium Opportunities Fund (B) LP (“Athyrium B”) as a lender (Athyrium A and Athyrium B together with any other lenders party thereto from time to time, the “Lenders”) for a secured term loan of up to US$25,000,000, which was amended on January 30, 2015 (“Credit Agreement”). Of this amount, US$15,000,000 had been drawn at December 31, 2013, with a further US$10,000,000 available to be drawn down on or before July 31, 2015 if UBS satisfied certain conditions precedent relating to product revenues.

The credit agreement was amended again on December 29, 2017 (“Amendment”). Subject to the terms of the Amendment, the Amendment modified the Credit Agreement to (i) extend the maturity date to July 1, 2019 (“Maturity Date”), (ii) add the Borrower’s wholly owned subsidiary, Hemostasis Reference Laboratory, Inc. (“HRL”), as a guarantor of the Borrower’s obligations under the Credit Agreement and (iii) subject to the prior written consent of the Lenders in their sole discretion, permit UBI to repurchase shares in an aggregate amount up to US$2,000,000 within 12 months after the date Lenders provide any such consent. In connection with the Amendment, UBI agreed to pay a fee of US$200,000 to the Lenders and to reimburse certain expenses of the Lenders incurred in connection with the Amendment. The fee of US$200,000 was paid in January 2018.

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

As further described below, pursuant to the Credit Agreement, UBI issued to the Lenders warrants entitling the holder to purchase up to an aggregate total of 4,500,000 shares of UBI’s common stock in the form of CDIs at a price of A$1.00 per share (the “Exercise Price”), which represents a 117% premium over the closing price of UBI’s common stock on December 19, 2013. The warrants are immediately exercisable and have a term of seven years.

(16)	Warrants

Pursuant to the Credit Agreement, UBI issued to the Lenders warrants entitling the holder to purchase up to an aggregate total of 4,500,000 shares of UBI’s common stock in the form of CDIs at a price of A$1.00 per share (the “Exercise Price”), which represents a 117% premium over the closing price of UBI’s common stock on December 19, 2013. The warrants are immediately exercisable and have a term of seven years.

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

(for the years ended December 31, 2019 and 2018)

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

	Years Ended December 31,
	2019	2018
	A$	A$
Cash and cash equivalents	30,229,530	11,797,789
Restricted cash - current assets	2,055,473	15,589
Restricted cash - non-current assets	4,907,904	320,000

	37,192,907	12,133,378

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Years Ended December 31,
	2019	2018
	A$	A$
Collateral for facilities (a) - current assets	16,404	15,589
Performance guarantee (b) - current assets	2,039,069	0
Collateral for facilities (c) - non-current assets	320,000	320,000
Performance guarantee (b) - non-current assets	4,587,904	0

	6,963,377	335,589

(a)	Represents bank guarantee of CDN$15,000 as security deposit on HRL’s credit card
(b)

Performance guarantee represents letter of credit issued in favour of Siemens pursuant to the 2019 Siemens Agreements. The performance guarantee was initially issued for US$5,000,000 and the same reduces in equal quarterly amounts over the 42 months with effect from September 18, 2019.

(c)	Represents bank guarantee of A$250,000 for commercial lease of UBS’ premises and security deposit on Company’s credit cards of A$70,000

Interest earned on the restricted cash as at December 31, 2019 and 2018 were A$25,113 and A$62,037, respectively.

(18)	Acquisition of Assets from Siemens

As discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business”, on September 18, 2019 we entered into certain definitive agreements with Siemens modifying our commercial relationship relating to coagulation products. As part of this arrangement, we agreed on a total consideration of US$13,000,000 of which US$11,000,000 was paid on September 23, 2019. The consideration paid relates primarily to the settlement of the prepaid milestones and acquisition of intangible assets. The transaction did not involve any liabilities being assumed and we have allocated the cost of the assets on the basis of their relative fair values.

Universal Biosensors, Inc.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2019 and 2018)

(a)    Acquisition related costs

These were nil. Legal expense incurred during the period is mainly relating to the settlement of the dispute between the Company and Siemens rather than asset acquisition and as such have been expensed.

(b)    Contingent consideration

Pursuant to the Siemens Acquisition, the Company has agreed to pay US$1,500,000 to Siemens within five days of Siemens achieving a pre-defined milestone. The Company has the discretion of advising Siemens when the milestone is to be achieved but from the date notification is sent by the Company, Siemens has 90 days to fulfil this milestone. Once the milestone is achieved, it will enable UBI to use Siemens proprietary reagent which will allow UBI to access markets in certain jurisdictions. A further US$500,000 will be payable by January 1, 2026 if an intermediate product of the Siemens proprietary reagent is supplied by Siemens and if UBI chooses to use this intermediate product.

(c)    Identifiable assets acquired

Total identifiable assets acquired at the acquisition date are as follows:

A$
Intangible assets - distribution rights[1]	12,013,658
Inventory	368,840

Total identifiable assets acquired	12,382,498
Deferred income tax liability on intangible assets[1]	4,358,338

16,740,836
Less: Deferred income tax liability on intangible assets	4,358,338
Contingent consideration	2,213,042

Consideration paid in September 2019	10,169,456

1.	Total intangible assets recognized in the balance sheet A$16,371,996 including the effect of the deferred tax.

(d)    Measurement of fair values

The fair value of the distribution rights acquired has been based on the amount paid. Inventory has been valued at net realizable value.

Intangible Assets

The intangible assets, having finite useful lives, are amortized over their estimated useful lives. Finite life intangible assets are amortized over the shorter of their contractual or useful economic lives. The intangible assets comprise of distribution rights and are amortized on a straight-line basis over 10 years. The amortization expense of the intangible assets was A$443,819 for the year ended December 31, 2019.

	Years Ended December 31,
	2019	2018
	A$	A$
Intangible assets - gross	16,371,996	0
Less accumulated amortization	(443,819)	0

Total intangible assets - net	15,928,177	0

Impairment of Intangible Assets

Intangible assets with an indefinite life are tested for impairment at least annually and when there is an indication of impairment.

Universal Biosensors, Inc.

Schedule ii – Valuation and Qualifying Accounts

(for the years ended December 31, 2019 and 2018)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at end of Period
	A$	A$	A$	A$	A$
Year ended December 31, 2018
Deferred income tax valuation allowance	7,931,607	(16,876,129)	13,849,082	0	4,904,560

Year ended December 31, 2019
Deferred income tax valuation allowance	4,904,560	4,623,711	0	(1,307,501)	8,220,770