Form 10-Q
period 2020-03-31
UNIVERSAL BIOSENSORS INC
filed 2020-04-24
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,571,854 shares of Common Stock, U.S.$0.0001 par value, outstanding as of April 24, 2020.

UNIVERSAL BIOSENSORS, INC.

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Consolidated condensed balance sheets at March 31, 2020 and December 31, 2019 (unaudited)	1

	2)	Consolidated condensed statements of comprehensive income/(loss) for the three months ended March 31, 2020 and 2019 (unaudited)	2

	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the period ended March 31, 2020 and 2019 (unaudited)	3

	4)	Consolidated condensed statements of cash flows for the three months ended March 31, 2020 and 2019 (unaudited)	4

	5)	Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		25

Item 3	Quantitative and Qualitative Disclosures About Market Risk		35

Item 4	Controls and Procedures		36

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		37

Item 1A	Risk Factors		37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		37

Item 3	Defaults Upon Senior Securities		37

Item 4	Mine Safety Disclosures		37

Item 5	Other Information		37

Item 6	Exhibits		38

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32 Exhibit 101

SIGNATURES			39

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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	March 31,	December 31,
	2020	2019
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	27,601,181	30,229,530
Inventories, net	986,292	1,078,064
Accounts receivable	95,309	116,626
Prepayments	589,699	135,764
Restricted cash	2,313,476	2,055,473
Other current assets	4,678,661	3,457,438

Total current assets	36,264,618	37,072,895
Non-current assets:
Property, plant and equipment	29,071,481	29,021,868
Less accumulated depreciation	(24,495,696)	(24,271,802)

Property, plant and equipment - net	4,575,785	4,750,066
Intangible assets	16,371,996	16,371,996
Less amortization of intangible assets	(851,774)	(443,819)

Intangible assets - net	15,520,222	15,928,177
Right-of-use asset	4,374,684	0
Restricted cash	4,946,952	4,907,904

Total non-current assets	29,417,643	25,586,147

Total assets	65,682,261	62,659,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	368,194	615,377
Accrued expenses	964,655	1,015,251
Contingent consideration	2,429,150	2,141,022
Other liabilities	3,317,575	2,924,069
Deferred revenue	2,988,965	2,682,404
Lease liability	376,421	0
Employee entitlements liabilities	823,552	782,414

Total current liabilities	11,268,512	10,160,537
Non-current liabilities:
Asset retirement obligations	2,619,099	2,600,000
Employee entitlements liabilities	19,854	32,443
Deferred income tax liability	3,050,837	3,050,837
Lease liability	4,023,484	0
Deferred revenue	778,998	1,421,680

Total non-current liabilities	10,492,272	7,104,960

Total liabilities	21,760,784	17,265,497

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil at March 31, 2020 (nil at December 31, 2019)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 177,571,854 shares at March 31, 2020 (177,571,854 at December 31, 2019)	17,757	17,757
Additional paid-in capital	93,396,802	93,396,802
Accumulated deficit	(47,679,272)	(42,832,987)
Current year loss	(1,463,069)	(4,846,285)
Accumulated other comprehensive loss	(350,741)	(341,742)

Total stockholders’ equity	43,921,477	45,393,545

Total liabilities and stockholders’ equity	65,682,261	62,659,042

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended March 31,
	2020	2019
	A$	A$
Revenue
Revenue from products	368,745	797,359
Revenue from services	148,085	1,069,831

Total revenue	516,830	1,867,190
Operating costs & expenses
Cost of goods sold	415,518	494,924
Cost of services	219,213	221,676

Total cost of goods sold & services	634,731	716,600

Contribution from products & services	(117,901)	1,150,590
Other operating costs & expenses
Product support	2,653	22,371
Depreciation and amortization	573,036	275,342
Research and development	1,235,095	2,149,349
General and administrative	1,373,733	2,000,081

Total operating costs & expenses	3,184,517	4,447,143

Loss from operations	(3,302,418)	(3,296,553)
Other income/(expense)
Interest income	139,132	169,824
Research and development tax incentive income	595,305	847,062
Exchange gain/(loss)	456,378	(250,100)
Other	648,534	(11,131)

Total other income/(expense)	1,839,349	755,655
Net loss before tax	(1,463,069)	(2,540,898)
Income tax benefit/(expense)	0	0

Net loss	(1,463,069)	(2,540,898)

Earnings per share
Basic net loss per share	(0.01)	(0.01)
Average weighted number of shares - basic	177,571,854	177,318,187
Diluted net loss per share	(0.01)	(0.01)
Average weighted number of shares - diluted	177,571,854	177,318,187

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(8,999)	(6,295)
Reclassification for gain/(loss) realized in net income	0	0

Other comprehensive loss	(8,999)	(6,295)

Comprehensive loss	(1,472,068)	(2,547,193)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

					Accumulated Other	Total
	Ordinary shares		Additional Paid-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	in Capital	Deficit	Income/(Loss)	Equity
		A$	A$	A$	A$	A$
Balances at January 1, 2019	177,243,520	17,724	93,815,185	(42,832,987)	(326,171)	50,673,751
Net income	0	0	0	(2,540,898)	0	(2,540,898)
Other comprehensive income	0	0	0	0	(6,295)	(6,295)
Shares issued to employees	210,000	21	(21)	0	0	0
Stock option expense	0	0	(423,560)	0	0	(423,560)

Balances at March 31, 2019	177,453,520	17,745	93,391,604	(45,373,885)	(332,466)	47,702,998

Balances at January 1, 2020	177,571,854	17,757	93,396,802	(47,679,272)	(341,742)	45,393,545
Net loss	0	0	0	(1,463,069)	0	(1,463,069)
Other comprehensive loss	0	0	0	0	(8,999)	(8,999)

Balances at March 31, 2020	177,571,854	17,757	93,396,802	(49,142,341)	(350,741)	43,921,477

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
	A$	A$
Cash flows from operating activities:
Net loss	(1,463,069)	(2,540,898)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	630,232	372,600
Share based payments expense	0	(423,560)
Loss on fixed assets disposal	0	11,659
Unrealized foreign exchange gains	(838,560)	(420,050)
Change in assets and liabilities:
Inventory	91,772	(164,733)
Accounts receivable	21,317	49,210,181
Prepayment and other assets	(1,675,158)	(1,449,431)
Income tax payable	0	(4,352,564)
Deferred revenue	(336,122)	(658,675)
Employee entitlements	28,549	(270,003)
Accounts payable and accrued expenses	207,001	430,922

Net cash provided by/(used in) operating activities	(3,334,038)	39,745,448

Cash flows from investing activities:
Purchases of property, plant and equipment	(114,949)	(63,544)

Net cash used in investing activities	(114,949)	(63,544)

Cash flows from financing activities:

Net cash used in financing activities	0	0

Net increase/(decrease) in cash, cash equivalents and restricted cash	(3,448,987)	39,681,904
Cash, cash equivalents and restricted cash at beginning of period	37,192,907	12,133,378
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	1,117,689	420,051

Cash, cash equivalents and restricted cash at end of period	34,861,609	52,235,333

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Organization of the Company

We are specialists in design and development of electrochemical cells used in conjunction with point of use devices that are used in various industries such as healthcare, food and drink and agriculture. In addition, we own, manage and operate a hemostasis laboratory.

Key aspects of our strategy for increasing shareholder value include:

•

executing on our business activities, including undertaking research and development activities, manufacturing products and providing development and support services including providing laboratory services;

•

extending and demonstrating the broader application of our technology and seeking to enter into collaborative, strategic or distribution arrangements with industry participants with respect to specific tests or specific fields; and

•	identifying and pursuing related opportunities for growth.

Our plan of operations over the remainder of the fiscal year ending December 2020 is to:

•	seek to enter into collaborative, strategic or distribution arrangements with industry participants with respect to the development and commercialization of specific tests or specific fields;

•	manufacture products;

•	undertake research and development work;

•	provide the necessary post-market support for our customers and partners;

•	provide laboratory services for our customers and partners;

•	demonstrate the broader application of our technology platform for markets with significant commercial potential; and

•	identify, investigate and evaluate inorganic growth opportunities within the overall strategic initiatives.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto as of and for the year ended December 31, 2019, included in the Annual Report on Form 10-K of Universal Biosensors, Inc. filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2020 (the “Annual Report”).

The year-end consolidated condensed balance sheets data as at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

Certain Uncertainties

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

The Company is monitoring the potential impact of the novel coronavirus (COVID-19), if any, on the carrying value of certain assets. To date, as a direct result of COVID-19, the HRL operations were temporarily shut down on March 24, 2020. This has had a direct impact on our ability to produce Xprecia Stride™ strips for Siemens. We, however, are able to fulfill Siemens orders in the short term. The extent to which these events may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain and the Company will continue to assess the financial impact.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, UBS and HRL. All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recognition of revenue, initial recognition of intangible assets, carrying value of intangible assets and their useful lives, carrying amount of property, plant and equipment, carrying value of inventory, income tax expense, deferred income taxes, asset retirement obligations, liabilities related to employee benefits, lease obligations and research and development tax incentive income. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. For cash and cash equivalents, the carrying amount approximates fair value due to the short maturity of those instruments. The Company maintains cash and restricted cash, which includes performance guarantee issued in favor of a customer, tenant security deposits and credit card security deposits. As of March 31, 2020, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. For periods ended March 31, 2020 and December 31, 2019, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position). Our derivative assets are categorized as Level 2. The fair value methodologies described as Level 2 and 3 inputs are defined elsewhere in these notes to the consolidated condensed financial statements.

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

	Three Months	Year Ended
	Ended March 31,	December 31,
	2020	2019
	A$	A$
Raw materials	346,809	411,233
Work in progress	156,601	213,080
Finished goods	482,882	453,751

	986,292	1,078,064

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

	Three Months	Year Ended
	Ended March 31,	December 31,
	2020	2019
	A$	A$
Accounts receivable	95,309	116,626
Allowance for doubtful debts	0	0

	95,309	116,626

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

The Company received Commonwealth of Australia grant monies under grant agreements to support its development activities (refer to section on “Government grants”), including in connection with the purchase of plant and equipment. Plant and equipment is presented net of the government grant. The grant monies are recognized against the acquisition costs of the related plant and equipment as and when the related assets are purchased.

Impairment of Long-Lived Assets

The Company reviews its capital assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing the review, the Company estimates undiscounted cash flows from products under development that are covered by these patents and licenses. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows. Impairment of long-lived-assets as at March 31, 2020 and December 31, 2019 were A$2,574,709.

Government grants

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

At December 31, 2019 the Company had A$15,020,955 (nil as at December 31, 2018) of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. A valuation allowance against these losses has been established, as realization of assets is not more likely than not in the foreseeable future. The Company also had A$3,374,776 (A$3,374,776 at December 31, 2018) of non-refundable R&D tax offset as at December 31, 2019. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years. UBI has U.S. tax losses available for carry forward against future earnings of nil as at December 31, 2019 and 2018. Pursuant to the U.S. Federal Tax Reform, the effective tax rate of UBI has been reduced from 34% to 21%. The deferred tax benefit based on this new rate for UBI is nil. HRL has Canadian tax losses available for carry forward against future earnings of CAD$401,743 and CAD$738,848 as at December 31, 2019 and 2018, respectively.

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

ARO for the period ended March 31, 2020 and December 31, 2019 were A$2,619,099 and A$2,600,000, respectively.

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

Revenue Recognition

Revenue from products and services

A. Significant accounting policy

We recognize revenue from all sources based on the provisions of ASC 606 Revenue from Contracts with Customers.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

C. Disaggregation of revenue

In the following table, revenue is disaggregated by major product and service line, and timing of revenue recognition.

	Three Months Ended March 31,
	2020	2019
	A$	A$
Major product/service lines
Xprecia StrideTM strips	368,745	797,359
Coagulation testing services	148,085	411,156
Contract research and development	0	658,675

	516,830	1,867,190

Timing of revenue recognition
Products and services transferred at a point in time	516,830	1,867,190
Services transferred over time	0	0

	516,830	1,867,190

D. Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	Three Months Ended March 31,
	2020	2019
	A$	A$
Receivables	95,309	1,012,520
Contract assets	0	0
Contract liabilities:
- Current	2,988,965	0
- Non-current	778,998	5,161,646

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. A contract asset is an entity’s right to payment for goods and services already transferred to a customer but that right to payment is conditional on something other than the passage of time. The contract assets are transferred to the receivables when the rights become unconditional. The contract liabilities primarily relates to the Company’s obligation to transfer Xprecia Stride™ strips to Siemens for which the Company has received consideration from Siemens but the transfer has not yet been completed.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows.

	Three Months Ended March 31,
	2020	2019
	A$	A$
Contract Assets
Opening balance	0	0
Closing balance	0	0

Increase/(decrease)	0	0

Contract Liabilities - Current
Opening balance	2,682,404	2,356,583
Closing balance	2,988,965	0

Increase/(decrease)	306,561	(2,356,583)

Contract Liabilities - Non-Current
Opening balance	1,421,680	3,463,737
Closing balance	778,998	5,161,646

Increase/(decrease)	(642,682)	1,697,909

The opening balance of the contract liabilities as at March 31, 2019 relates to prepayment of milestones by Siemens pursuant to the Siemens Collaboration Agreement. A sum of A$658,675 was recognized as revenue in January 2019 as the Company met one of its milestones whilst the remainder of the milestones consideration previously received but deferred was repaid in September 2019 when the Siemens Collaboration Agreement was terminated.

Contract liabilities as at March 31, 2020 relates to a prepayment of US$4,000,000 towards future strip sales by Siemens on November 1, 2019. The balance of the Siemens prepayment account as at March 31, 2020 is US$2,601,778 (A$3,767,963), reducing by US$232,092 during Q1 2020 as the Company supplied strips to Siemens

E. Transaction price allocated to the remaining performance obligations

There was a prepayment of US$4,000,000 towards future strip sales by Siemens on November 1, 2019. US$232,092 has been recognized as revenue during Q1 2020 as the Company supplied strips to Siemens. The balance of the Siemens prepayment account as at March 31, 2020 is US$2,601,778 (A$3,767,963).

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

In the three months ended March 31, 2020 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2020 will be less than A$20,000,000 and accordingly A$595,305 has been recorded as a research and development tax incentive income for the three months ended March 31, 2020. The Company will review its forecasted aggregate turnover on a quarterly basis to determine if the R&D tax offsets are refundable or captured as part of the current year income tax computation.

Other Income

Other income is recognized when there is reasonable assurance that the income will be received and the consideration can be reliably measured.

Included in other income is an amount of A$600,000 which is expected to be received from our insurer as partial reimbursement of our defense legal costs which was incurred during mediation with Siemens. This amount is included in “Other current-assets” in the consolidated condensed balance sheets.

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

The Company has recorded foreign currency transaction gains/(losses) of A$456,378 and (A$250,100) for the three months ended March 31, 2020 and 2019, respectively.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at March 31, 2020 and December 31, 2019. Purchase commitments contracted for as at March 31, 2020 and December 31, 2019 were A$1,080,902 and A$220,569, respectively. Contingent consideration as at March 31, 2020 and December 31, 2019 were A$2,429,150 (equivalent to US$1,500,000) and (A$2,141,022 (equivalent to US$1,500,000), respectively. Pursuant to the Siemens Acquisition, the Company has agreed to pay US$1,500,000 to Siemens within five days of Siemens achieving a pre-defined milestone. The Company has the discretion of advising Siemens when the milestone is to be achieved but from the date notification is sent by the Company, Siemens has 90 days to fulfill this milestone. Once the milestone is achieved, it will enable UBI to use Siemens proprietary reagent which will allow UBI to access markets in certain jurisdictions.

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

Leases

On January 1, 2020, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), using the modified retrospective method and used the effective date as the date of initial application. As a result of this adoption, the following accounting policies were implemented or changed.

At contract inception, the Company determines if the new contractual arrangement is a lease or contains a leasing arrangement. If a contract contains a lease, the Company evaluates whether it should be classified as an operating or a finance lease. Currently, all of the Company’s leases have been classified as operating leases. Upon modification of the contract, the Company will reassess to determine if a contract is or contains a leasing arrangement.

The Company records lease liabilities based on the future estimated cash payments discounted over the lease term, defined as the non-cancellable time period of the lease, together with all the following:

•	periods covered by an option to extend the lease if the Company is reasonably certain to exercise the extension option; and

•	periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option.

Leases may also include options to terminate the arrangement or options to purchase the underlying lease property. The Company does not separate lease and non-lease components of contracts. Lease components provide the Company with the right to use an identified asset, which consist of the Company’s real estate properties and office equipment. Non-lease components consist primarily of maintenance services.

As an implicit discount rate is not readily determinable in the Company’s lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. For certain leases with original terms of 12 months or less, the Company recognizes lease expense as incurred and does not recognize any lease liabilities. Short-term and long-term portions of operating lease liabilities are classified as lease liabilities in the Company’s consolidated condensed balance sheets.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease incentives, initial direct costs incurred by the Company, and lease prepayments made prior to or at lease commencement. ROU assets are classified as operating lease right-of-use assets, net of accumulated amortization, on the company’s condensed consolidated balance sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment, and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record an impairment loss in its consolidated condensed statements of income and comprehensive income/(loss). The Company did not recognize an impairment loss during the three months ended March 31, 2020.

Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.

As part of the adoption of ASU No. 2016-02, the Company elected the following practical expedients: 1) lease vs. non-lease components relating to the real estate asset class; 2) the short-term lease exemption; and 3) the package of practical expedients, which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs under the new standard. In addition, the Company elected not to adopt the practical expedient related to hindsight.

The Company’s lease portfolio consists primarily of operating leases for office space and equipment and has remaining terms from two years up to three years, with contractual terms expiring from 2022 to 2023. Lease contracts may include one or more renewal options that allow the Company to extend the lease term, typically from three years per each renewal option. The exercise of lease options is generally at the discretion of the Company. None of the Company’s leases contain residual value guarantees, substantial restrictions, or covenants. All the leases are substantially within Australia.

Supplemental balance sheet information related to the Company’s leases was as follows:

Three Months
Ended March 31,
2020
A$
Operating lease right-of-use assets:
Current	0
Non-current	4,374,684
Operating lease liabilities:
Current	376,421
Non-current	4,023,484
Weighted average remaining lease terms (in years)	8.0
Weighted average discount rate	6.0%

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The components of lease income/expense were as follows:

Three Months
Ended March 31,
2020
A$
Fixed payment operating lease expense	179,938
Variable payment operating lease expense	0
Short-term lease expense	25,972
Sub-lease income	48,539

Supplemental cash flow information related to the Company’s leases was as follows:

Three Months
Ended March 31,
2020
A$
Cash paid for amounts included in the measurement of liabilities	0
Operating cash flows from operating leases	154,717
ROU assets obtained in exchange for new operating lease liabilities	0

Future lease payments are as follows:

As at
March 31,
2020
A$
2020	480,132
2021	656,700
2022	679,310
2023	692,834
2024	716,229
Thereafter	2,502,852

Total future lease payments	5,728,057
Less: imputed interest	1,328,152

Total operating lease liabilities	4,399,905
Current	376,421
Non-current	4,023,484

As of March 31, 2020, the Company has not entered into any lease agreements that have not yet commenced.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Stock option activity during the current period is as follows:

		Weighted average
		exercise price
	Number of shares	A$
Balance at December 31, 2019	1,911,450	0.46
Granted	0	0.00
Exercised	0	0.00
Lapsed	(12,000)	0.79

Balance at March 31, 2020	1,899,450	0.46

The number of options exercisable as at March 31, 2020 and 2019 was 1,899,450 and 6,616,222, respectively. The total stock compensation income/(expense) recognized in the consolidated condensed statements of comprehensive income/(expense) was A$Nil and A$423,560 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, there was nil unrecognized compensation expense.

The aggregate intrinsic value for all options outstanding as at March 31, 2020 and 2019 was zero.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Restricted stock awards activity during the current period is as follows:

		Weighted average
		issue price
	Number of shares	A$
Balance at December 31, 2019	120,814	0.24
Granted	0	0.00
Release of restricted shares	(8,332)	0.24

Balance at March 31, 2020	112,482	0.24

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

		Tax (Expense)/
	Before-Tax Amount	Benefit	Net-of-Tax Amount
	A$	A$	A$
Three Months Ended March 31, 2020
Foreign currency translation reserve	(8,999)	0	(8,999)
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	(8,999)	0	(8,999)

Three Months Ended March 31, 2019
Foreign currency translation reserve	(6,295)	0	(6,295)
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	(6,295)	0	(6,295)

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

Recent Accounting Pronouncements

(a) Recent issued accounting standards not yet adopted

ASU No. 2019-12, “Income Taxes”

In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in ASC Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for public entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning June 1, 2021. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

(b) Recently adopted accounting pronouncements

ASU No.2016-02, “Leases”

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

On January 1, 2020 the Company adopted the new accounting pronouncement ASU 2016-02. The adoption of ASU No. 2016-02 resulted in ROU asset and lease liability balances of A$4,486,745 on the Company’s consolidated condensed balance sheets as of January 1, 2020. The Company has updated its control framework for new internal controls and made changes to existing internal controls related to the new standard.

ASU No.2014-09, “Revenue from Contracts with Customers”

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

Related Party Transactions

Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, are set out below:

Mr. Coleman is a Non-Executive Chairman of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds, holds a beneficial interest and voting power over approximately 21% of our shares.

An employee of Viburnum Funds Pty Ltd has on occasions been seconded to Universal Biosensors to assist the Company on strategic matters. During these periods Viburnum Funds Pty Ltd continues to pay all the salary entitlements of the seconded person. Universal Biosensors is solely responsible for the reimbursement of certain expenditures such as travel and rental whilst the employee is on secondment. The total expenditure reimbursed by the Company to Viburnum Funds Pty Ltd for the three months ended March 31, 2020 and 2019 was A$1,281 and A$7,245, respectively.

There were no other related party transactions as at March 31, 2020 other than as disclosed above.

Warrants

On December 19, 2013, UBI and its wholly owned subsidiary, UBS (together UBI and UBS, the “Transaction Parties”) entered into a credit agreement with Athyrium Opportunities Fund (A) LP (“Athyrium A”), as administrative agent (the “Administrative Agent”) and as a lender, and Athyrium Opportunities Fund (B) LP (“Athyrium B”) as a lender (Athyrium A and Athyrium B together with any other lenders party thereto from time to time, the “Lenders”) for a secured term loan of US$15,000,000, which was amended on January 30, 2015 and December 29, 2017 (“Credit Agreement”). The term loan was voluntary prepaid in November 2018 and a Deed of Release was executed in December 2018 releasing all the Transaction Parties securities and obligations under the term loan. Pursuant to the Credit Agreement, UBI issued to the Lenders warrants entitling the holder to purchase up to an aggregate total of 4,500,000 million shares of UBI’s common stock in the form of CDIs at a price of A$1.00 per share (the “Exercise Price”), which represents a 117% premium over the closing price of UBI’s common stock on December 19, 2013. The warrants are immediately exercisable and have a term of seven years.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same such amounts shown in the consolidated condensed statements of cash flows.

	Three Months	Year Ended
	Ended March 31,	December 31,
	2020	2019
	A$	A$
Cash and cash equivalents	27,601,181	30,229,530
Restricted cash - current assets	2,313,476	2,055,473
Restricted cash - non-current assets	4,946,952	4,907,904

	34,861,609	37,192,907

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Three Months	Year Ended
	Ended March 31,	December 31,
	2020	2019
	A$	A$
Collateral for facilities (a) - current assets	0	16,404
Performance guarantee (b) - current assets	2,313,476	2,039,069
Collateral for facilities (c) - non-current assets	320,000	320,000
Performance guarantee (b) - non-current assets	4,626,952	4,587,904

	7,260,428	6,963,377

(a)	Represents bank guarantee of CDN$15,000 as security deposit on HRL’s credit card. This facility is no longer required

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

(b)

Performance guarantee represents letter of credit issued in favour of Siemens pursuant to the 2019 Siemens Agreements. The performance guarantee was initially issued for US$5,000,000 and the same reduces in equal quarterly amounts over the 42 months with effect from September 18, 2019

(c)	Represents bank guarantee of A$250,000 for commercial lease of UBS’ premises and security deposit on Company’s credit cards of A$70,000

Interest earned on the restricted cash for the three months ended March 31, 2020 and 2019 were A$38,356 and A$1,874, respectively.

Acquisition of Assets from Siemens

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

(b) Contingent consideration

Pursuant to the Siemens Acquisition, the Company has agreed to pay US$1,500,000 to Siemens within five days of Siemens achieving a pre-defined milestone. The Company has the discretion of advising Siemens when the deadline by which the milestone is to be achieved, and from the date notification is sent by the Company, Siemens has 90 days to fulfil this milestone. Once the milestone is achieved, it will enable UBI to use Siemens proprietary reagent which will allow UBI to access markets in certain jurisdictions. A further US$500,000 will be payable by January 1, 2026 if an intermediate product of the Siemens proprietary reagent is supplied by Siemens and if UBI chooses to use this intermediate product.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Intangible Assets

The intangible assets, having finite useful lives, are amortized over their estimated useful lives. Finite life intangible assets are amortized over the shorter of their contractual or useful economic lives. The intangible assets comprise of distribution rights and are amortized on a straight-line basis over 10 years. The amortization expense of the intangible assets was A$407,955 for the quarter ended March 31, 2020.

	Three Months	Year Ended
	Ended March 31,	December 31,
	2020	2019
	A$	A$
Intangible assets - gross	16,371,996	16,371,996
Less accumulated amortization	(851,774)	(443,819)

Total intangible assets - net	15,520,222	15,928,177

Impairment of Intangible Assets

Intangible assets with an indefinite life are tested for impairment at least annually and when there is an indication of impairment.

Subsequent Events

There were no subsequent events after the date of the balance sheet that would have an impact on the consolidated condensed financial statements as at March 31, 2020.

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

Results of Operations

Analysis of Consolidated Revenue

Our total revenue decreased by 72% compared to the same period in the previous financial year as a result of decline in the orders placed by Siemens for the Xprecia StrideTM strips and the decline in HRL’s revenues as a direct result of COVID-19.

On September 9, 2019, we entered into binding term sheets, and on September 18, 2019, we entered into certain definitive agreements, in each case with Siemens and including the Distribution Agreement, modifying our commercial relationship relating to coagulation products (the term sheets together with the definitive agreements, the “Agreements”). The Agreements restore our commercial relationship and provide for cooperation between UBI and Siemens to retain and grow the incumbent user base on a non-exclusive basis. Siemens will support this with a minimum Xprecia Stride™ Strip purchase guarantee over 42 months on favorable payment terms, and manufacturing assistance which will enable a reduction in manufacturing costs. The Agreements further enable us to pursue partnership and distribution opportunities for our products outside of our agreements with Siemens, which we believe may allow us to access new global markets and market segments, including the hospital point-of-care segment that was previously exclusive to Siemens. The Agreements also provide UBI with increased control over the pricing for the analyzers and strips it sells. The Agreements further provide UBI with ongoing access to Siemens’ proprietary reagent necessary for strip manufacturing (at UBI’s discretion and subject to conditions being fulfilled by Siemens), across certain global markets and market segments and now including patient self-test (with the exception of any product that comprises lapidated recombinant human tissue factor which is useful for automated prothrombin time based testing and is marketed or sold (i) in multi-test packages, or (ii) single test packages, and which is not a single test PT product). Finally, the Agreements preserve value created from UBI and Siemens’ previous development spending for UBI’s sole benefit while ceasing UBI’s development spending obligations with respect to Siemens, providing us with control over our development activities.

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured and sold to Siemens during the respective periods are as follows:

	Three Months Ended March 31,
	2020	2019
	A$	A$
Revenue from products	368,745	797,359
Cost of goods sold	(415,518)	(494,924)

	(46,773)	302,435

Production contribution margin (%)	(13%)	38%

The movement in revenues is primarily volume driven. Management is of the view that revenues decreased by 54% compared to the same periods in the previous financial year as a result of Siemens purchase order volatility during the period. The production margin from the sale of our PT-INR strips has declined with lower throughput.

Revenue from Services

We provide various services to our customers and partners. The revenue is grouped into the following categories:

•	Contract research and development – we undertake contract research and development on behalf of our customers and partners;

•	Other services – coagulation testing services provided by HRL and other ad-hoc services provided on an agreed basis according to our customers and partners requirements.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended March 31,
	2020	2019
	A$	A$
Revenue from services:
Contract research and development	0	658,675
Coagulation testing services	148,085	411,156

	148,085	1,069,831
Cost of services	(219,213)	(221,676)

Net margin	(71,128)	848,155

Contract research and development - a sum of A$658,675 was recognized as revenue in January 2019 as the Company met one of its milestones pursuant to the Siemens Collaboration Agreement.

Coagulation testing services – these services are performed by HRL. Typically, HRL collects blood samples from donors located at hospital clinics and community blood collection sites. These blood samples are used for calibration and testing services. COVID-19 has impacted HRL as their operations, which are located at a hospital have been shut down since March 24, 2020. In addition, local government orders have restricted normal business operations and access to the hospital and community collection sites. Although many laboratory services are deemed to be essential, blood collection has declined severely as patients are advised to not visit blood collection sites or clinics. The lack of appropriate donors and the fact that HRL staff are restricted from accessing their facility and the collection sites have made operations temporarily impossible and the timing of when HRL operations will recommence is unknown at this point in time.

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

EBITDA for the respective periods and a reconciliation of net income/(loss) to EBITDA is as follows:

	Three Months Ended March 31,
	2020	2019
	A$	A$
Net income/(loss)	(1,463,069)	(2,540,898)
Interest income	(139,132)	(169,824)
Depreciation - cost of goods sold & services	57,196	97,258
Depreciation and amortization - other operating costs & expenses	573,036	275,342

EBITDA	(971,969)	(2,338,122)

The improvement in EBITDA for all periods is primarily as a result of the Company’s lower operating costs and expenses.

Product Support

Product support relates to post-market technical support provided by us to Siemens for the Xprecia Stride™ Coagulation Analyzer. We expect product support expenditure to decrease over time.

Depreciation and Amortization Expenses

	Three Months Ended March 31,
	2020	2019
	A$	A$
Depreciation:
Charged to cost of goods sold & services	57,196	97,258
Charged to other operating costs & expenses	165,081	275,342

	222,277	372,600
Amortization	407,955	0

Total depreciation and amortization	630,232	372,600

Depreciation - other operating costs & expenses
Research and development	133,423	231,141
General and administrative	31,658	44,152
Product support	0	49

	165,081	275,342
Amortization	407,955	0

Depreciation and amortization - other operating costs & expenses	573,036	275,342

Depreciation of fixed assets is based on a straight line basis over the useful life of property, plant and equipment. Depreciation is allocated to cost of goods sold and research and development based on output. The decline in depreciation for all periods is due to certain fixed assets being fully written off.

Amortization expense represents intangible assets amortized over their estimated useful lives. These intangible assets were acquired in September 2019 pursuant to the Siemens Acquisition.

Research and Development Expenses

Research and development expenditure principally reflects the effort required in product development of the tests we are developing. Our primary focus currently is the research and development activities in the wine platform. Research and development expenditure decreased by 43% during the three months ended March 31, 2020 compared to the same period in the previous financial year.

For the three month period ended March 31, 2019, we were carrying out research and development activities in the coagulation platform pursuant to the Siemens Collaboration Agreement. Our priority has currently shifted this year wherein our focus is on the testing services for the wine platform. We believe that the wine platform has a faster and cheaper development cycle compared to medical devices hence the decrease in year-to-date research and development expenses.

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

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal including legal services and maintenance fees incurred for patent applications, audit and accounting services. General and administrative expenses decreased by 31% for the three months ended March 31, 2020 compared to the same period in the previous financial year.

The decrease was primarily due to legal and consultant fees incurred as part of contract negotiations supporting customer relationship management and partner development during the three months ended March 31, 2019. This matter was resolved when we entered into certain definitive agreements with Siemens on September 18, 2019.

Interest Income

Interest income decreased by 18% during the three months ended March 31, 2020 when compared to the same period in the previous financial year. The decrease in interest income is generally attributable to the lower amount of funds available for investment.

Research and development tax incentive income

In the three months ended March 31, 2020 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2020 will be less than A$20,000,000 and accordingly A$595,305 has been recorded as a research and development tax incentive income for the three months ended March 31, 2020.

Research and development tax incentive income is generally in line with the level of research and development expenses.

Research and development tax incentive income for the 2019 financial year has not yet been received and as such is recorded in “Other current assets” in the consolidated balance sheets.

Exchange gain/(loss)

Foreign exchange gains and losses arise from the settlement of foreign currency transactions that are translated into the functional currency using the exchange rates prevailing at the dates of the transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

Other

Included in other income is a sum of A$600,000 which is expected to be received from our insurer as partial reimbursement of our defense legal costs which was incurred during mediation with Siemens.

Certain Uncertainties

The Company is monitoring the potential impact of the novel coronavirus (COVID-19), if any, on the carrying value of certain assets. To date, as a direct result of COVID-19, the HRL operations were temporarily shut down on March 24, 2020. This has had a direct impact on our ability to produce Xprecia StrideTM strips for Siemens. We, however, are able to fulfill Siemens orders in the short term. The extent to which these events may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain and the Company will continue to assess the financial impact.

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

Time to Expiry

All options granted under our share option plan have a maximum 10-year term and are non-transferable.

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

(e) Warrants

In connection with our US$15,000,000 loan facility, we issued to the Lenders (Athyrium Opportunities Fund (A) LP and Athyrium Opportunities Fund (B) LP) warrants entitling the holder to purchase up to an aggregate total of 4,500,000 million shares of UBI’s common stock in the form of CDIs at a price of A$1.00 per share. The fair value of the warrants to purchase common stock is estimated using the Trinomial Lattice model. Each of the inputs to the Trinomial Lattice model is discussed below.

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

(i) Lease Obligations

The Company assesses the term of the lease including whether the options for renewal will be taken up and the incremental borrowing rate.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Three Months	Year Ended
	Ended March 31,	December 31,
	2020	2019
	A$	A$
Financial assets:
Cash and cash equivalents	27,601,181	30,229,530
Accounts receivables	95,309	116,626

Total financial assets	27,696,490	30,346,156

Debt:
Short and long term debt/loan	0	0

Total debt	0	0

Net financial assets	27,696,490	30,346,156

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations, and a term loan.

The decline in our net financial assets position is primarily a result of working capital maintenance generally.

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at March 31, 2020 or for the year ended December 31, 2019.

Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to our business and financial position.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At March 31, 2020 and December 31, 2019, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position).

We had no derivatives or outstanding contracts in place through the period ended March 31, 2020 and for the year ended December 31, 2019.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Three Months	Year Ended
	Ended March 31,	December 31,
	2020	2019
	A$	A$
Cash and cash equivalents	27,601,181	30,229,530
Working capital	24,996,106	26,912,358
Ratio of current assets to current liabilities	3.22 : 1	3.65 : 1
Shareholders’ equity per common share	0.25	0.26

The movement in cash and cash equivalents and working capital during the above periods was primarily due to working capital maintenance.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Three Months	Year Ended
	Ended March 31,	December 31,
	2020	2019
	A$	A$
Cash provided by/(used in):
Operating activities	(3,334,038)	33,239,631
Investing activities	(114,949)	(10,281,242)
Financing activities	0	3,400

Net increase/(decrease) in cash, cash equivalents and restricted cash	(3,448,987)	22,961,789

Our net cash provided by operating activities for all periods represents receipts offset by payments for our research and development projects including efforts involved in establishing and maintaining our manufacturing operations and general and administrative expenditure. Cash outflows from operating activities represent working capital maintenance generally. An increase in operating cash flows during 2019 primarily resulted from the receipt of the lump sum service fee of US$ 31,503,880 from LifeScan pursuant to the LifeScan Conversion on February 18, 2019, prepayment of US$4,000,000 towards future strip sales by Siemens on November 1, 2019, offset by working capital maintenance generally.

Our net cash used in investing activities for all periods is primarily for the purchase of various equipment and for the various continuous improvement programs we are undertaking. Additionally, during September 2019, the Company acquired certain assets from Siemens pursuant to the Siemens Acquisition.

Off-Balance Sheet Arrangement

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Disclosure Controls and Procedures. At the end of the period covered by this report, the Company and management evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Salesh Balak, Principal Executive Officer and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Mr. Balak concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

The following risk factors supplement and, to the extent inconsistent, supersede the risks discussed in Part I, Item 1A – “Risk Factors” in our Annual Report. Investing in our shares or CDIs involves a high degree of risk. Before you invest in our shares or CDIs, you should understand the high degree of risk involved. You should carefully consider the following risks and other information in this Form 10-Q and the risks discussed in Part I, Item 1A – “Risk Factors” in the Annual Report and the other information in the Annual Report, including our financial statements and related notes appearing in this Form 10-Q and in the Annual Report, before you decide to invest in our shares or CDIs. If any of the events described herein or therein actually occurs, our business, financial condition and operating results could be harmed. In such an event, the market price of our CDIs would likely decline and you could lose part or all of your investment.

COVID-19 has disrupted our operations.

The COVID-19 pandemic has disrupted the operations of our wholly owned Canadian operating subsidiary, Hemostasis Reference Laboratory Inc. (“HRL”). Typically, HRL collects blood samples from donors located at hospital clinics and community blood collection sites. As a direct result of COVID-19, HRL’s operations were temporarily shut down on March 24, 2020. In addition, local government orders have restricted normal business operations and access to the hospital and community collection sites. Although many laboratory services are deemed to be essential, blood collection has declined severely as patients are advised to not visit blood collection sites or clinics. The lack of appropriate donors and the fact that the HRL staff are restricted from accessing their facility and the collection sites have made operations of HRL currently impossible. This has had a direct impact on our ability to produce Xprecia StrideTM strips for Siemens. We are able to fulfill Siemens orders in the short term; however, a continued shutdown of HRL could impact our ability to fulfill Siemens orders in the long term, which could materially and adversely impact our business, results of operations and financial condition.

Our business, results of operations, and our financial condition may be further impacted by the outbreak of COVID-19 and such impact could be materially adverse.

The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations, and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic;

•	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;

•	the actions taken in response to economic disruption;

•	the impact of business disruptions;

•	the increase in business failures that we may utilize to source our supplies from and the customers we may serve;

•	uncertainty as to the impact or staff availability during and post the pandemic; and

•	our ability to provide our services, including as a result of our employees or our customers and suppliers working remotely and/or closures of offices and facilities.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Salesh Balak
Date: April 24, 2020		Salesh Balak
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: April 24, 2020		Salesh Balak
Principal Financial Officer