Form 10-K/A
period 2019-12-31
UNIVERSAL BIOSENSORS INC
filed 2020-04-29
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

On February 26, 2020, Universal Biosensors, Inc. (“UBI”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”). UBI is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2019. This Form 10-K/A amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of UBI’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In this Form 10-K/A, unless the context indicates otherwise, the designations “UBI”, Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means refer to Universal Biosensors, Inc. and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”) and its wholly owned Canadian operating subsidiary, Hemostasis Reference Laboratory Inc. (“HRL”). Our principal place of business is located at 1 Corporate Avenue, Rowville, Victoria 3178, Australia. Our telephone number is +61 3 9213 9000. Unless otherwise noted, all references in this Form 10-K/A to “$”, “A$” or “dollars” and dollar amounts are references to Australian dollars. References to “US$” are references to United States dollars. References to “CAD$” are references to Canadian dollars.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by UBI’s principal executive officer and principal financial officer pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Form 10-K/A. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor, except as otherwise indicated, does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT OF THE COMPANY

The following table sets out the name, age and position of our directors, executive officers and certain significant employees at April 29, 2020:

Name	Age	Position	Served Since
Craig Coleman	54	Non-executive Director	2016
		Chairman of the Board of Directors	2017
Salesh Balak	50	Interim Chief Executive Officer / Chief Financial Officer	2006
Marshall Heinberg	63	Non-executive Director	2010
Judith Smith	64	Non-executive Director	2015
David Hoey	60	Non-executive Director	2016

Mr. Salesh Balak was appointed as the Interim Chief Executive Officer on July 15, 2019 after the resignation of the previous Chief Executive Officer, Mr. Rick Legleiter, whose resignation took effect on July 15, 2019. Mr. John Sharman was appointed as the Chief Executive officer on March 6, 2020 with a commencement date of no later than July 4, 2020. Mr. Balak is not a director of the Company.

Our Certificate of Incorporation provides our Board of Directors shall consist of not less than three or more than nine members, the exact number of which shall be fixed from time to time by resolution adopted by the affirmative vote of a majority of the entire Board of Directors.

Board of Directors

Mr. Craig Coleman BComm

Mr. Coleman is an experienced senior executive and director, with a 30-year career spanning banking and finance, corporate advisory, investment and funds management. During his executive career, Mr. Coleman was Managing Director of the ASX listed Home Building Society Ltd. Prior to this, Mr. Coleman held several senior executive positions with ANZ Banking Group Ltd, including Managing Director Banking Products, Managing Director Wealth Management, non-executive Director E*TRADE Australia Ltd and Head of Retail Banking New Zealand. Mr. Coleman’s experience in Australian public securities has included many public company directorships, including non-executive director of Pulse Health Limited (previous), Rubik Financial Ltd (previous) and Bell Financial Group (current), and Chairman of Pacific Star Network Limited (current). Mr. Coleman is also currently the Managing Partner Public Equity of Viburnum Funds, an Australian-based high conviction active ownership investment manager of public and private equities targeting multi-year compounding returns, founded in 2007. Viburnum Funds, as an investment manager for its associated funds, holds a beneficial interest and voting power of approximately 21% of the Company’s shares. Mr. Coleman was appointed as non-executive director in June 2016 and non-executive Chairman in August 2017. Mr. Coleman has served as Chairman of the Remuneration & Nomination Committee of the Board of Directors since June 2016. Mr. Coleman was appointed as a member of the Audit and Compliance Committee on January 1, 2019. Mr. Coleman’s term of appointment as a director of the Company ends on the date of our 2020 Meeting of stockholders, and he has been nominated for election at the Meeting as a Class II director for a term of three years. Mr. Coleman holds a Bachelor of Commerce from the University of Western Australia.

Mr. Marshall Heinberg BS (Hons), JD

Mr. Heinberg has extensive experience relevant to our Company and insight into the global capital markets, and has worked with several life science and technology companies. Mr. Heinberg is a US-based non-executive director of the Company and was appointed in January 2010 and has served as a member of the Remuneration and Nomination Committee since November 2010. Mr. Heinberg was Chairman of the Remuneration and Nomination Committee between March 12, 2015 and June 21, 2016 and has been a member of our Audit and Compliance Committee since September 21, 2017. Mr. Heinberg’s term as a Class III director of the Company ends on the date of our 2022 Meeting of stockholders. Previously,

Mr. Heinberg served as Head of the Investment Banking Department of Oppenheimer & Co. Inc. from January 2008 through June 2012. Mr. Heinberg began his investment banking career in 1987 as an Associate in the Corporate Finance Division of Oppenheimer & Company, which was acquired by the Canadian Imperial Bank of Commerce (CIBC) in 1997. Mr. Heinberg has held responsibility for various industry sectors including environmental, industrial growth, technology and telecommunications. His transaction experience includes public and private debt and equity financings, as well as numerous exclusive sale and strategic advisory assignments. Mr. Heinberg was named Head of CIBC’s U.S. Investment Banking Department in 2001. Upon the acquisition of CIBC’s U.S. wholesale business in 2008, Mr. Heinberg was named head of Oppenheimer’s Investment Banking Department. Mr. Heinberg is the founder and principal of MAH Associates, LLC which provides strategic advisory and consulting services. MAH Associates, LLC was formed in July 2012. Mr. Heinberg also serves as an advisor to Burford Capital. Mr. Heinberg has served as the Executive Chairman of NASDAQ listed, Ecology and Environment, Inc. until it was acquired in December 2019. Mr Heinberg serves as a member of the Board of Directors of Union Carbide Corporation, Galmed Pharmaceuticals, and Channel Advisor Corporation. Mr. Heinberg has extensive experience working with both leading growth companies as well as financial sponsors. Prior to joining Oppenheimer, Mr. Heinberg practiced corporate law for approximately four years. Mr. Heinberg graduated from the University of Pennsylvania, the Wharton School with honors, with a degree in economics. He received his law degree from Fordham Law School.

Ms. Judith Smith BEc (Hons), MAppFin, F Fin, GAICD

Ms. Smith is a highly experienced executive and director. During her career, Ms. Smith has worked in a number of investment management roles in the funds management industry, where she has been responsible for evaluating and investing in listed and unlisted companies. For the last five years, Ms. Smith has held non-executive positions in various companies described as follows. Ms. Smith was appointed a non-executive director of the Company on March 12, 2015 and her term of appointment as a director of the Company ends on the date of our 2021 Meeting of stockholders. Ms. Smith has served as a member of the Audit and Compliance Committee since March 12, 2015 and was appointed the Chairperson of the Audit and Compliance Committee on August 7, 2017. Ms. Smith was appointed as a member of the Remuneration and Nomination Committee on September 21, 2017. Ms. Smith was formerly the Head of Private Equity at IFM Investors, a global fund manager, and Chairperson of the IFM Risk Committee. Ms. Smith was also a member of the IFM Investments Committee, a role she has retained following her retirement from the firm in 2013. Prior to her role at IFM, Ms. Smith held various investment management roles including more than a decade at National Mutual Funds Management Ltd (NMFM). At NMFM, she managed Australian equity research and strategy, as well as Australian equity portfolios. Ms. Smith holds a Master of Applied Finance from the University of Melbourne and a Bachelor of Economics (Honours) from Monash University. She is a Fellow of the Financial Services Institute of Australasia and Graduate member of the Australian Institute of Company Directors. Ms. Smith was a member of the Audit Committee of the Australian Renewable Energy Agency (ARENA) from November 2016 to November 2018. She has been a director of ARENA from July 2012 to January 2016. Since March 2014, she has also served as a director and Chairperson of the Audit Committee of Acorn Capital Investment Fund Ltd (ASX:ACQ). Since January 2015, she has been a trustee director of industry superannuation fund, LUCRF and the Chairperson of the LUCRF Investment Committee. Ms. Smith is also on the advisory committee for the SA Venture Capital Fund. Ms. Smith is also a board member of Scale Investors Ltd., a not-for-profit organization promoting women entrepreneurs and women angel investors in early stage companies. In July 2018, Ms. Smith was appointed to the board of Funds SA and is also a member of its Audit Committee.

Mr. David Hoey

Mr. Hoey has extensive experience relevant to our Company, with more than 25 years’ experience in technology financing and commercialization. Mr. Hoey is a US-based director and his primary expertise is in business development, strategic planning, market development, corporate partnering and financings for medical technologies, diagnostics and drug development. Mr. Hoey was appointed a non-executive director of the Company on March 2, 2016 and his term of appointment as a director of the Company ends on the date of our 2022 Meeting of stockholders. Mr. Hoey has served as a member of the Audit and Compliance Committee since March 15, 2016 and as a member of the Remuneration & Nomination Committee between June 21, 2016 and September 21, 2017. Mr. Hoey was reappointed as a member of the Remuneration & Nomination Committee on January 1, 2019. Mr. Hoey is currently the Chief Executive Officer and a director of Vaxxas Pty Ltd, a company which has developed and is commercializing a novel vaccine delivery technology - the Nanopatch™. He was appointed to this position in October 2012. He also serves as an advisor to Healthcare Ventures LLC. During his career, Mr. Hoey has worked in management and leadership roles in the preclinical development of small molecule and biologic therapeutics, molecular diagnostic assays and platforms, and analytical instrumentation. Mr. Hoey served as vice president of business development at PathoGenetix, Inc., a company pioneering single molecule detection technologies for biodefense, clinical, and industrial applications from 2009 to 2012.

Executive Officers

Mr. Salesh Balak BA, CA

Mr. Balak was appointed as our Interim Chief Executive Officer on July 15, 2019.

Mr. Balak has served as our Chief Financial Officer since November 2006 and as a director of Universal Biosensors Pty Ltd since September 2010. He has served as a director of Hemostasis Reference Laboratory Inc. since November 30, 2016. Mr. Balak was appointed as our Company Secretary on December 20, 2018. Prior to joining Universal Biosensors, he was chief financial officer and company secretary of Pearl Healthcare Limited, an ASX-listed entity engaged in the manufacturing and healthcare sector. Mr. Balak joined Pearl Healthcare Limited in April 2003 initially as its Group Accounting Manager and was promoted to Chief Financial Officer in June 2004. While at Pearl Healthcare Limited, Mr. Balak was instrumental in the successful acquisition of four businesses and integration of its existing businesses. Prior to joining Pearl Healthcare Limited, Mr. Balak spent 13 years in the Business Services, Audit and Financial Advisory Services divisions of KPMG in both the Melbourne and Fiji offices. He holds a Bachelor of Arts in accounting and economics and is a member of the Institute of Chartered Accountants and Certified Practicing Accountants.

Corporate Governance

Director Independence

We are not listed on a U.S. securities exchange and, therefore, not subject to the corporate governance requirements of any such U.S. exchange, including those relating to independence of directors. For purposes of determining whether our directors are independent under applicable rules and regulations promulgated by the SEC, we have chosen to use the definition of “independence” established by the Nasdaq Stock Market under its Marketplace Rules, as permitted by such rules and regulations.

The Board undertakes a review of director independence on an annual basis and as events arise which may affect director independence.

We have determined that with the exception of Mr. Coleman, all the current directors and the director nominee are independent as defined under the Marketplace Rules of the Nasdaq Stock Market and for the purposes of the ASX Listing Rules. We have determined that Mr. Coleman is not independent as defined under the Marketplace Rules of the Nasdaq Stock Market and pursuant to the ASX principles and recommendations because he is an executive officer of Viburnum Funds Pty Ltd, which together with its associated funds and entities holds in excess of 10% of our shares.

A copy of our corporate governance statement is available on our website at www.universalbiosensors.com.

Board Leadership Structure

The Company does not have a lead independent director. Our Board of Directors prefers the Company’s leadership structure to have the position of Chairman, and Chief Executive Officer held by two separate individuals. The Board believes that separating the two positions provides stronger governance and reinforces the Company’s sound framework of internal control. The Board regularly deliberates and discusses its appropriate leadership structure and the role and responsibilities of the Chairman of the Board and the Chief Executive Officer, based upon the needs of the Company from time to time to provide effective oversight of management.

Chief Executive Officer and Chief Financial Officer

The Board decided it was in the best interest of the Company to temporarily combine the roles of Chief Executive Officer and Chief Financial Officer following the resignation of Mr. Rick Legleiter on July 15, 2019. Mr. Salesh Balak continues to serve as the Chief Financial Officer of the Company and has served as Acting Chief Executive Officer since July 15, 2019.

Board Meetings and Board Committees

Our Board of Directors met on 16 occasions during the year ended December 31, 2019 and acted by written consent on one occasion. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board; and (ii) the total number of meetings held by all committees of the Board on which he or she served.

Members of our Board of Directors are encouraged to attend the Meeting of stockholders. All the current members of our Board of Directors attended the Meeting of stockholders held in 2019, with Messrs. Heinberg attending by phone.

There are two committees of the Board: the Audit and Compliance Committee and the Remuneration and Nomination Committee.

Audit and Compliance Committee

The Company has a separately designated standing Audit and Compliance Committee. The current members of the Audit and Compliance Committee are Ms. Judith Smith (Chairperson), Mr. Craig Coleman, Mr. Marshall Heinberg and Mr. David Hoey. The Audit and Compliance Committee is governed by a formal charter, a copy of which is available on our website at www.universalbiosensors.com. The Board has determined that with the exception of Mr. Craig Coleman all members of the Audit and Compliance Committee meet the criteria for being independent directors under the Marketplace Rules of the Nasdaq Stock Market and for the purposes of ASX principles and recommendations. We have determined that Mr. Coleman is not independent as defined under the Marketplace Rules of the Nasdaq Stock Market and pursuant to the ASX principles and recommendations because he is an executive officer of Viburnum Funds Pty Ltd, which together with its associated funds and entities holds in excess of 10% of our shares.

The Audit and Compliance Committee also satisfies the ASX principles and recommendations that the Chairperson be an independent director. During the year ended December 31, 2019, the Audit and Committee met on five occasions. For more information in relation to the determination of which of our directors are considered independent under the Marketplace Rules of the Nasdaq Stock Market, refer to the section above titled “Corporate Governance”.

The Board has determined that Ms. Smith qualifies as an “audit committee financial expert”, as defined under the rules and regulations of the SEC.

Report of the Audit and Compliance Committee

The Audit and Compliance Committee’s primary role is to assist the Board of Directors in fulfilling its responsibility for oversight of the Company’s financial and accounting operations.

In discharging its responsibility for oversight of the audit process, the Committee obtained from the independent auditor, PricewaterhouseCoopers, the written disclosure and the letter required by applicable requirements of the Public Company Accounting Oversight Board. Such disclosure describes any relationships between the auditor and the Company that might bear on the auditor’s independence consistent with the Independent Standards Board Rule 3526, “Communication with Audit Committees Concerning Independence, of the Public Company Accounting Oversight Board” (“PCAOB”). The Company has discussed with the auditor any relationships that might impact the auditor’s objectivity and independence and satisfied itself as to the auditor’s independence.

The Committee discussed the matters required to be discussed by the applicable requirements of the PCAOB, and reviewed with the independent auditor the communications required by generally accepted auditing standards.

The Committee reviewed and discussed the audited financial statements of the Company as of and for the fiscal year ended December 31, 2019, with management and the independent auditor. Management has the responsibility for preparation of the Company’s financial statements and the independent auditor has the responsibility for examination of those statements. Based upon the above-mentioned review and discussions with management and the independent auditor, the Committee recommended to the Board that the Company’s audited financial statements be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for filing with the SEC.

By the Audit and Compliance Committee:

Judith Smith (Chairperson)

Craig Coleman

David Hoey

Marshal Heinberg

Remuneration and Nomination Committee

The Remuneration and Nomination Committee is governed by a formal charter, a copy of which is available on our website at www.universalbiosensors.com. The primary functions of the Remuneration and Nomination Committee are to develop and facilitate a process for Board and Director evaluation, assess the availability of Board candidates, make specific recommendations to the Board on remuneration and incentive plans for Directors and senior management, advise the Board on the recruitment, retention and termination policies for senior management and undertake a review of the Chief Executive Officer’s performance, at least annually, including recommending to the Board the Chief Executive Officer’s goals for the coming year and reviewing progress in achieving those goals. The Committee does not have any express right to delegate its authority but may do so on special authority from the Board.

The current members of the Remuneration and Nomination Committee are Mr. Craig Coleman (Chairman), Mr. Marshall Heinberg, Ms. Judith Smith and Mr. David Hoey. The Board has determined that with the exception of Mr. Craig Coleman, all members of the Remuneration and Nomination Committee meet the criteria for being independent under the Marketplace Rules of the Nasdaq Stock Market and ASX principles and guidance. We have determined that Mr. Coleman is not independent as defined under the Marketplace Rules of the Nasdaq Stock Market and ASX principles and guidance because he is an executive officer of Viburnum Funds Pty Ltd, which together with its associated funds and entities holds in excess of 10% of our shares. Accordingly, we do not satisfy the ASX principles and guidance that the Chairperson be an independent director. The Remuneration and Nomination Committee met on three occasions during the year ended December 31, 2019.

If necessary, the Remuneration and Nomination Committee (or the Board acting in its place) may use a variety of methods for identifying and evaluating potential nominees to the Board of Directors. Consideration is given to professional and technical experience of potential nominees including industry and market knowledge, education and skills. Recommendations may come from current Board members, professional search firms, members of management, stockholders or other persons. The Remuneration and Nomination Committee (or the Board acting in its place) will consider recommendations from any reasonable source, including director nominees recommended by stockholders. Stockholders wishing to suggest potential nominees can do so by contacting the Company Secretary. In assessing the qualifications of potential nominees, the Remuneration and Nomination Committee (or the Board acting in its place) may rely on personal interviews or discussions with the candidate and others familiar with the candidate’s professional background, on third party reference checks and on such other diligence information as is reasonably available.

Nominations of persons for election to our Board of Directors may be made for any annual meeting of stockholders, or at any special meeting of stockholders called for the purpose of electing directors in accordance with the requirements of our amended and restated certificate of incorporation and amended and restated bylaws. Stockholders wishing to nominate a director must give timely notice thereof in proper written form. To be timely, a stockholder’s notice in the form required by our amended and restated bylaws must be delivered to or mailed and received at our principal executive offices: (a) in the case of an annual meeting, not less than 90 days and not more than 120 days prior to the anniversary date of the immediately preceding annual meeting, provided, however, that in the event that the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth day following the day on which notice or public disclosure of the date of the annual meeting is given; and (b) in the case of a special meeting of stockholders called for the purpose of electing directors, not later than the close of business on the tenth day following the day on which notice or public disclosure of the date of the special meeting is given.

The Remuneration and Nomination Committee has processes in place to review the performance of our senior executives. The Remuneration and Nomination Committee met on three occasions during the year ended December 31, 2019. Our Remuneration and Nomination Committee takes into consideration elements such as the following in setting compensation policies:

•	comparison against publically available information;

•	regulatory requirements;

•	rate of employee turnover;

•	performance reviews and ratings;

•	salary adjustments and promotions;

•	content and effectiveness of our employee training; and

•	ability to retain and attract new employees.

Corporate performance is also taken into account in setting compensation policies and making compensation decisions.

“See also “Other Matters - 2021 Stockholder Proposals”

Director Selection Process

As discussed above, it is the intention of our Board of Directors that we have a standing Remuneration and Nomination Committee that is responsible for assembling a group of nominees that, taken together, have the background, experience, qualifications, attributes and skills appropriate for functioning as a board. The Remuneration and Nomination Committee (or the Board, as applicable) periodically reviews the size and composition of the Board and determines whether to add or replace directors. We look for certain characteristics common to all Board members, including strong professional reputation, integrity, record of achievement and the ability and commitment to devote sufficient time and energy to the Board. We seek to nominate candidates who bring diverse backgrounds, skills, experience and perspectives to the Board. Diversity relating to background, skill, experience and perspective is one factor considered in the nomination process, and the Company has adopted a formal policy relating to diversity. Additionally, we seek to include at least one member of the Audit and Compliance Committee who qualifies as an “audit committee financial expert”.

Code of Ethics

We have adopted a Code of Ethics for our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is available on our website at www.universalbiosensors.com. We intend to satisfy any disclosure requirement under item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for our Chief Executive Officer and Chief Financial Officer, by posting such information on our website at www.universalbiosensors.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors and other persons who beneficially own more than 10% of a registered class of our equity securities file with the SEC reports of ownership and reports of changes in ownership of shares and other equity securities. Such executive officers and directors and other persons who beneficially own more than 10% of a registered class of our equity securities are required by the SEC to furnish us with copies of all Section 16(a) filed by such reporting persons.

Based solely on our review of such forms furnished to us or written representations provided to us by the reporting persons, we believe that all filing requirements applicable to our executive officers, directors and other persons who beneficially own more than 10% of a registered class of our equity securities were complied with in the year ended December 31, 2019, except that (i) one Form 4, covering an aggregate of two transactions, was filed late by Salesh Balak; (ii) one Form 4, covering an aggregate of one transaction, was filed late by Rick L. Legleiter; (iii) one Form 4, covering an aggregate of one transaction, was filed late by Adrian Oates; (iv) one Form 4, covering an aggregate of four transactions, was filed late by Adrian Oates; (v) one Form 4, covering an aggregate of one transaction, was filed late by Salesh Balak; (vii) one Form 4, covering an aggregate of one transaction, was filed late by VF Strategic Equities Fund; (viii) one Form 4, covering an aggregate of one transaction, was filed late by Salesh Balak; (ix) one Form 4, covering an aggregate of two transactions, was filed late by Craig Coleman; and (x) one Form 4, covering an aggregate of three transactions, was filed late by Craig Coleman

ITEM 11.    EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

The following table provides information about the compensation of our directors for the year ended December 31, 2019.

	Fees Earned or Paid in Cash (1)	Stock Awards	Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Name	A$	A$	A$	A$	A$	A$	A$
Craig Coleman	82,600	—	—	—	—	7,847	90,447
Marshall Heinberg	77,600	—	—	—	—	—	77,600
Judith Smith	77,600	—	—	—	—	7,372	84,972
David Hoey	77,600	—	—	—	—	—	77,600

(1)	Includes base pay and an annual allowance of A$2,600 paid to each board member.
(2)

Represents superannuation payment of 9.50%. Marshall Heinberg and David Hoey are not residents for Australian tax purposes and therefore only receive superannuation when they attend meetings held in Australia.

Our Remuneration and Nomination Committee makes recommendations to the Board of Directors with respect to the remuneration and benefits provided to directors and executive officers. The Remuneration and Nomination Committee met on three occasions during the year ended December 31, 2019. The Board of Directors determines what levels of director remuneration and benefits are appropriate. Pursuant to the ASX Listing Rules, our stockholders have approved an aggregate remuneration pool available to non-executive directors of A$700,000 per annum. The annual remuneration payable to our non-executive directors for the 2019 financial year comprised of (pro-rated depending on the time of service):

•	a base fee of A$80,000 per annum for the Chairperson;

•	a base fee of A$75,000 per annum for all other directors; and

•

statutory superannuation for the directors, which is 9.50% of the base fee (other than Messrs. Heinberg and Hoey, who being non-resident for Australian tax purposes, only receive superannuation when they attend meetings held in Australia).

In addition, a director may be paid all traveling and other expenses properly incurred in attending meetings of directors or committees or stockholder meetings or otherwise in connection with the execution of his or her duties.

EXECUTIVE COMPENSATION

Executive Compensation Framework

The objective of our executive compensation framework is to ensure the reward for performance is competitive and appropriate for the results delivered. The framework aligns executive reward with achievement of strategic objectives and the creation of value for stockholders and conforms to market best practice for delivery of reward. Our performance depends upon the quality of our directors and executives. In order to attract, motivate and retain highly skilled directors and executives, we use a combination of the following principles in our remuneration framework:

•	provide competitive remuneration to attract, motivate and retain high caliber directors and executives with appropriate skills and experience;

•	remunerate with a mix of short and long term components;

•	remunerate executives according to individual performance and pre-determined benchmarks through cash bonuses; and

•	link executive remuneration to stockholder value through options and restricted shares.

The executive remuneration framework for the year ended December 31, 2019 had the following components:

•	base pay;

•	cash bonuses; and

•	superannuation.

Our named executives are all employed by our wholly owned subsidiary, Universal Biosensors Pty Ltd. (“UBS”). Our named executive officers do not receive separate compensation in connection with their employment at UBS.

Base pay

Executives are offered a base pay that comprises the fixed component of their remuneration. Base pay is structured as a total employment cost package, which may be delivered as a combination of cash and prescribed non-financial benefits at the executive’s discretion.

Cash bonuses

Cash bonuses are payable to employees from a defined pool upon the achievement of specific company-wide pre-determined milestones. Retention bonuses may also be paid in the event the Company has identified key personnel it wants to retain. In the event an employee undertakes additional responsibilities, bonuses may also be paid under these circumstances as determined by the Company.

Superannuation

As required by Australian law, we contribute to standard defined contribution superannuation funds on behalf of all employees at an amount required by law, currently 9.50% of each such employee’s salary. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. We permit employees to choose an approved and registered superannuation fund into which the contributions are paid.

Consideration of Results of Prior Year Stockholder “Say-on-Pay” Vote

We will seek an advisory vote in relation to compensation from stockholders every year, which we believe will be the most effective means for conducting and responding to such an advisory vote. The Board will consider the outcome of each such stockholders advisory vote. Stockholders approved the resolution relating to the compensation at our general meeting of stockholders in 2019. At the 2019 general meeting, stockholders representing approximately 95.97% of our stock who cast votes, voted in favor of the compensation paid to our named executive officers for 2018. Accordingly, when developing our executive compensation program for 2019 and 2020, we considered the overall level of support as a key factor in our review of the program.

Summary Compensation Table

		Salary	Bonus (1)	Aggregate Grant Date Fair Value of Stock Awards (2)	Aggregate Grant Date Fair Value of Option Awards (3)	All Other Compensation (4)	Total

Name and Principal Position	Year	A$	A$	A$	A$	A$	A$
Salesh Balak	2019	354,557	95,455	—	—	42,751	492,763
Acting Chief Executive Officer, Chief Financial Officer & Company Secretary (5)	2018	345,236	13,278	1,000	—	34,059	393,573

Rick Legleiter	2019	259,079	112,500	—	—	27,746	399,325
Chief Executive Officer (6)	2018	424,962	15,806	1,000	—	30,105	471,873

Adrian Oates	2019	141,972	—	—	—	13,487	155,459
Vice President, Quality and Regulatory (7)	2018	349,626	13,447	—	—	34,492	397,565

(1)	Amounts reported in this column represent the cash bonuses payable which amounts have been approved by our Board of Directors.
(2)	In accordance with ASC 718, the fair value of the stock awards has been calculated as the closing price of the Company’s common stock on ASX on the day on which the employee stock awards were granted.
(3)	In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model.

(4)	Represents superannuation payment calculated as 9.50% of base pay.
(5)	Mr. Balak was appointed as the Interim Chief Executive Officer on July 15, 2019
(6)	Mr. Legleiter gave notice of his resignation to the Company which took effect at the end of his notice period on July 15, 2019.
(7)	Mr. Adrian Oates gave notice of his resignation to the Company which took effect at the end of his notice period on February 28, 2019.

Narrative disclosure to summary compensation table and grants

Employee Option Plan

The Employee Option Plan was adopted by the Board of Directors in 2004 and approved by our stockholders in October 2006. The Employee Option Plan permits our Board to grant stock options to our employees. The number of employee options able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our amended and restated certificate of incorporation. The ASX Listing Rules generally prohibit companies whose securities are quoted on the ASX from issuing securities exceeding 15% of issued share capital in any 12 month period, without stockholder approval.

Options may be granted to employees, which may be market priced or have an exercise price which exceeds the market price at the time of grant, which are subject to vesting based on achievement of predetermined key performance indicators. These key performance indicators are generally expected to be achieved after twelve months of grant date. There were no employee stock options granted during 2019.

When exercisable, each option is convertible into one share of common stock at an exercise price determined on the date of grant. The exercise price is determined by the Board at the time of approval of grant. The exercise price may be in excess of the closing price of the Company’s common stock on ASX at the grant date or they may be calculated as the closing price of the Company’s common stock on ASX on the day on which the employee options were granted. If the latter, generally the exercise price of the market price options are calculated as the average closing price of the Company’s common stock on the ASX on the five days on which the Company’s common stock traded prior to the approval of grant. The Company has also previously granted certain options with a zero exercise price. The contractual life of each option granted is between five and ten years. No option holder has any right under the option to participate in any other issues of shares of our common stock or any other entity without first having exercised the options. Any exercise conditions must be satisfied before the options vest and become capable of exercise. All our options have been subject to time based vesting over either three or four years (depending on the year in which they were granted). In addition, the options granted to senior executives may also be subject to the achievement of specified predetermined key performance indicators. Exercise conditions are determined by the Board at the time of grant of the options. This determination would typically follow a recommendation from the Remuneration and Nomination Committee. To date, we have not extended or undertaken any other modifications to outstanding options. In 2007, the exercise price of all employee options on issue at that time were adjusted in accordance with a formula set out in the ASX Listing Rules as a result of a renounceable rights issue capital raising undertaken by the Company. The Company has not otherwise repriced any of its options. The options lapse on such date determined by the Board at the time of grant or earlier in accordance with the Employee Option Plan. Options may be subject to adjustment in the event of a stock split, stock dividend, consolidation or other change in the structure of our capitalization. Options carry no dividend or voting rights. With respect to options granted to named executives after 2009, the shares issued to those executives on exercise of their employee options are not able to be traded for a period up to four years from the grant date following which time the Board of Directors (or its delegate) must grant approval to trade, which may be granted or withheld at its sole discretion, for the shares to be traded. The shares become immediately tradable if the named executive ceases to be an employee of the Company and its associated group of companies. There were no options granted during 2019.

Employee Share Plan

Our Employee Share Plan was adopted by the Board of Directors in 2009. The Employee Share Plan permits our Board to grant shares of our common stock to our employees. The number of shares able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our amended and restated certificate of incorporation. All our employees are eligible for shares under the Employee Share Plan. The Restricted Shares have the same terms of issue as our existing shares of common stock but are not able to be traded until the earlier of three years from the date on which the Restricted Shares are issued or the date the relevant employee ceases to be an employee of the Company or any of its associated group of companies. There were no shares granted during 2019.

Executive Service Agreements

Remuneration and other terms of employment for the executive officers are formalized in executive service agreements between each executive officer and UBS. The material terms and conditions of each of the employment agreements with our executive officers who continued to serve at December 31, 2019 are substantially similar, a summary of which material terms and conditions is set out below:

•	the executive must devote his time and attention exclusively to our business and affairs, unless otherwise approved by us;

•	the executive is bound by customary confidentiality, intellectual property assignment and non-competition clauses;

•

the executive’s salary is to be reviewed on an annual basis (noting that the Remuneration and Nomination Committee had placed a three year freeze from January 1, 2016 on salary increases for executives to preserve cash resources);

•

the executive may be entitled to a discretionary cash bonus or be granted stock options under the Employee Option Plan as recommended by the Remuneration and Nomination Committee (or in its absence, the Board of Directors) and determined by our Board of Directors from time to time. each party has the right to terminate the agreement by giving three months’ notice to the other party;

•	we may also summarily terminate the agreement, at any time with notice, for certain specified forms of misconduct; and

•

each agreement will terminate automatically on a date specified in the executive employment agreement unless extended by us from time to time. If the parties whose contracts have fixed end dates do not expressly extend the agreement, the executive’s employment will automatically extend for a further 12 months on the same terms.

Subject to applicable law, other than ongoing salary payments during the notice period and any outstanding annual leave and long service leave entitlements, no additional payments are payable on termination or change of control.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as of December 31, 2019 regarding equity awards, including unexercised stock options that had not vested, for each of the named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (A$)	Option Expiration Date
Salesh Balak (1)	40,000	—	—	—	December 11, 2020
	40,000	—	—	—	January 29, 2022
	721,000	—	—	0.50	April 20, 2023
	216,300	—	—	0.50	February 27, 2024

1. a.

Of the options expiring on December 11, 2020, 13,333 of the options vested and became exercisable on December 31, 2014, 13,333 of the options vested and became exercisable on December 31, 2015 and 13,334 of the options vested and became exercisable on December 31, 2016.

b.

Of the options expiring on January 29, 2022, vesting is subject to achievement of the following time-based and KPI hurdles: (i) subject to the relevant holder being an eligible participant under the employee option plan at the relevant time, 13,333 of the options are capable of vesting on December 31, 2015 and 2016 and 13,334 of the options are capable of vesting on December 31, 2017; and (ii) in addition, for any options to vest and become exercisable, the Xprecia StrideTM Coagulation Analyzer must have been launched in the United States. All the options vested and became exercisable in May 2017 upon the launch of the Xprecia StrideTM Coagulation Analyzer in the United States.

c.

Of the options expiring on April 20, 2023, vesting is subject to achievement of specified team-based corporate results and events. The options vested and became exercisable as at December 31, 2017 as the specified team-based corporate results and events were achieved as at December 31, 2017.

d.

Of the options expiring on February 27, 2024, the options vest and become exercisable on December 31, 2017 subject to achievement of specified team-based corporate results and events. Specified team-based corporate results and events which carried a combine value of 216,300 options were achieved as at December 31, 2017.

Potential payments upon Termination or Change-in-control

See “Executive Compensation – Narrative disclosure to summary compensation table and grants – Executive Service Agreements.”

Compensation Committee Interlocks and Insider Participation

During 2019, our Remuneration and Nomination Committee consisted of Mr. Craig Coleman (Chairman), Mr. Marshall Heinberg, Ms. Judith Smith and Mr. David Hoey. For more information on the Remuneration and Nomination Committee’s (or, as applicable, the Board acting in its place) processes and procedures for the consideration and determination of executive and director compensation, see “Executive Compensation—Executive Compensation Framework” and “Compensation of Directors.”

None of our executive officers other than Mr. Balak and Mr. Legleiter participated in deliberations with respect to executive officer compensation. Mr. Balak and Mr. Legleiter were absent from all discussions and votes in relation to their compensation as Interim Chief Executive Officer and Chief Executive Officer, respectively.

None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or compensation committee. None of the members of our Remuneration and Nomination Committee or our Board currently are or have been an officer or employee of us or one of our subsidiaries. In addition, none of our directors has interlocking or other relationships with other boards, compensation committees or our executive officers that would require disclosure under Item 407(e)(4) of Regulation S-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information known to us regarding beneficial ownership of our shares of common stock as of April 27, 2020 by the following persons:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	our named executive officers listed in the “Summary Compensation Table”;

•	our directors; and

•	our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are exercisable within 60 days. Information with respect to beneficial ownership has been furnished to us by each director and executive officer. Holders of our CDIs have beneficial ownership of an equivalent number of our shares. Unless otherwise indicated, to our knowledge, each holder of our CDIs possesses sole power to direct CDN how to vote and has investment power over the shares listed, except for shares owned jointly with that person’s spouse.

The table below lists applicable percentage ownership based on 177,571,854 shares of common stock outstanding as of April 27, 2020 and 1,899,450 options to purchase our shares that are exercisable as of April 27, 2020 and within 60 days of this date. Options to purchase our shares that are exercisable within 60 days of April 27, 2020 are deemed to be beneficially owned by the person holding these options for the purpose of computing percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other holder.

For each of the persons listed in the table below, unless otherwise indicated:

•	the shareholding information has been derived from our share register; and

•	their address is c/o Universal Biosensors, Inc., 1 Corporate Avenue, Rowville, Victoria 3178.

Name and Address of Beneficial Owner	Number of Shares (1)		Percentage of Class
Salesh Balak	1,243,858	(2)	*
Craig Coleman	36,856,061	(3)	20.76%
Marshall Heinberg	20,000	(4)	*
David Hoey	566,414	(5)	*
Judith Smith	100,000	(6)	*
Adrian Oates	63,030	(7)	*
Rick Legleiter	162,853	(8)	*
Total Directors and Executives as a group (6 persons)	38,786,333		21.72%
JP Morgan Nominees Australia Ltd	52,714,622	(9)	29.69%
Viburnum Funds Pty Ltd	36,636,061	(10)	20.63%
CVC Ltd	23,820,765	(11)	13.41%
Jencay Australia Investment Fund	20,792,320	(12)	11.71%
KFT Investments Pty Ltd	17,975,043	(13)	10.12%

Represents beneficial ownership of less than one percent of our outstanding ordinary shares.

(1)

Includes shares issuable pursuant to options exercisable as of April 27, 2020 and within 60 days of this date. The figures represent the amounts last notified to us unless otherwise stated. The relevant stockholders may have acquired or disposed of shares since the last notification that are not reflected.

(2)

Includes: (i) 222,392 shares in the form of CDIs Mr. Balak holds directly; (ii) 1,017,300 options exercisable as of April 27, 2020 and within 60 days of this date; and (iii) 4,166 restricted fully paid shares.

(3)

Includes: (i) 220,000 shares in the form of CDIs held by a superannuation fund of which Mr. Coleman is a potential beneficiary; and (ii) 36,636,061 shares held by Viburnum Funds Pty Ltd (“Viburnum”) of which Mr. Coleman is a director. Mr. Coleman may be deemed to beneficially own, the common stock held by Viburnum due to Mr. Coleman serving as a director of Viburnum and may share shares voting and dispositive power over such shares. Mr. Coleman disclaims beneficial ownership of the shares beneficially owned by Viburnum.

(4)	Shares in the form of CDIs Mr. Heinberg holds directly.
(5)	Shares in the form of CDIs Mr. Hoey holds directly.
(6)	Shares in the form of CDIs held by a superannuation fund of which Ms. Smith is a member.
(7)	Shares in the form of CDIs Mr. Oates holds directly.
(8)	Shares in the form of CDIs Mr. Legleiter holds directly.
(9)	The address of J. P. Morgan Nominees Australia Ltd is Locked Bag 20049, Melbourne VIC 3001, Australia.
(10)

The address of Viburnum is 31 Carrington Street, Nedlands WA 6009. The ownership information is based in its entirety on material contained in Schedule 13D filed with the SEC on December 2, 2019. The shares beneficially owned by Viburnum are held by VF High Conviction Fund, VF Strategic Equites Fund and separately managed accounts on behalf of Viburnum clients. Each of Mr. Craig Coleman, Mr. Marshall Allen, Mr. Anthony Howarth and Mr. Wayne McGrath share voting and dispositive power over, and may be deemed to beneficially own all of the shares, beneficially owned by Viburnum, due to each of the foregoing individuals serving as a director of Viburnum. Each of Messrs. Coleman, Allen, Howarth and McGrath disclaims beneficial ownership over these shares .

(11)

The address of CVC Ltd is Level 37, 1 Macquarie Place, Sydney 2000, Australia. The ownership information is based in its entirety on material contained in Schedule 13G/A filed with the SEC on February 13, 2020. Each of Mr. Mark Avery, Mr. John Read, Mr. Alexander Rapajic-Leaver and Mr. Ian Campbell share voting and dispositive power over, and may be deemed to beneficially own, all of the shares held CVC Ltd, due to each of the foregoing individuals serving as a director of CVC Ltd. Each of Messrs. Avery, Read, Rapajic-Leaver and Campbell disclaims beneficial ownership over the Shares held by CVC Ltd.

(12)

The address of Jencay Australia Investment Fund is Level 1, 488 Botany Rd, Alexandria, NSW 2015, Australia. The ownership information is based on its entirety on material contained in Form 604 filed with the ASX on June 26, 2019.

(13)

The address of KFT Investments Pty Ltd is PO Box 506, Lilydale VIC 3140, Australia. The ownership information is based on its entirety on material contained in Form 604 filed with the ASX on July 4, 2016.

EQUITY COMPENSATION PLAN INFORMATION

Set out below are details of the Employee Option Plan as at December 31, 2019.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (A$)	Number of Securities remaining for future issuance
Equity compensation plans approved by security holders
- Employee options (2.a)	1,911,450	0.33	(1)
- Warrants (2.b)	4,500,000	1.00	(1)
Equity compensation plans not approved by security holders	0	0.00	(1)

Total	6,411,450	0.80

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There were no related person transactions during 2018 or 2019 that would require disclosure under Item 404 of Regulation S-K.

See identification and other information relating to independent directors under Item 10.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

PricewaterhouseCoopers, Australia audited our financial statements for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
	A$	A$
(a) Audit Fees
Annual Financial Statements	204,825	244,055
Form 10-Q	126,000	83,750
Other Audit Services	42,152	—

	372,977	327,805

(b) Tax Fees
Tax Returns	101,835	36,377
Other Tax Compliance and Advisory Services	56,660	112,039

	158,495	148,416

Total	531,472	476,221

Tax fees payable to PricewaterhouseCoopers, Australia and United States are in relation to the review and filing of our tax returns. They also include fees for tax advice we may have sought from time to time.

All audit and non-audit services to be performed by the Company’s independent accountant must be approved in advance by the Audit and Compliance Committee and/or the Board. For audit services, each year the independent accountant provides the Audit and Compliance Committee with an engagement letter outlining the scope of proposed audit services to be performed during the year and the proposed fees, which must be formally accepted by the Committee before the audit commences. Any additional service proposed to be provided after the annual pre-approval process of audit services requires specific pre-approval by Audit and Compliance Committee. The Committee may delegate either general or specific pre-approval authority to any one of the Committee members or the Chief Financial Officer. The member or Chief Financial Officer to whom such authority is delegated must report any pre-approval decisions to the Committee at its next meeting. Accordingly, the Committee pre-approved all of the fees last year.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

The following exhibits are being filed herewith:

Exhibit Number	Description

31.1	Certification of Interim Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Biosensors, Inc. (Registrant)

Date: April 29, 2020	By:	/s/ Salesh Balak
Salesh Balak
Interim Principal Executive Officer