Form 10-Q/A
period 2020-03-31
UNIVERSAL BIOSENSORS INC
filed 2020-05-01
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

EXPLANATORY NOTE

On April 24, 2020, Universal Biosensors, Inc. (“UBI”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (the “Original Report”) with the Securities and Exchange Commission. UBI is filing this Form 10-Q/A (this “10-Q/A”) to correct an inadvertent ommision in Part II, Item 5 of the Original Report. This 10-Q/A correctly reflects other information inadvertently omitted from the Original Report, as required by Part II, Item 5 of Form 10-Q, due to UBI’s failure to timely file a Current Report on Form 8-K, as required by Item 5.02 of Form 8-K, during the quarterly period ended March 31, 2020. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this 10-Q/A contains the complete text of Part II, Item 5, as amended.

Unless otherwise noted, references on this Form 10-Q/A to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”) and UBS’ wholly owned Canadian operating subsidiary, Hemostasis Reference Laboratory Inc. (“HRL”). Unless otherwise noted, all references in this Form 10-Q to “$”, “A$” or “dollars” and dollar amounts are references to Australian dollars. References to “US$” are references to United States dollars. References to “CAD$” are references to Canadian dollars.

In addition, as required by Rule 12b-15 under the Exchange Act, certifications by UBI’s principal executive officer and principal financial officer pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Form 10-Q/A. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-Q/A.

Except as described above and in Part II, Item 5 of the 10-Q/A, we have not modified or updated other disclosures presented in, or exhibits to, the Original Report. This 10-Q/A does not amend, update or change the financial statements or other disclosures in the Original Report and does not reflect events occurring after the filing of the Original Report. This 10-Q/A should be read in conjunction with our other filings with the SEC subsequent to the filing of the Original Report.

PART II

ITEM 5	OTHER INFORMATION

Appointment of Chief Executive Officer

On March 3, 2020, the Board appointed John Sharman as Chief Executive Officer of UBI commencing no later than July 4, 2020. Mr. Sharman has over 20 years of business experience in corporate finance, banking, private equity and senior public company roles. Prior to joining UBI, Mr. Sharman, age 53 served as Chief Executive Officer of Medical Developments International Ltd., a pharma and medical device company listed on the Australian Securities Exchange (“ASX”), for the past 10 years. Mr. Sharman holds a Bachelor of Economics, a Master of Applied Finance, and is a qualified Chartered Accountant.

Executive Service Agreement

On March 3, 2020, Mr. Sharman entered into an Executive Service Agreement with UBS (the “Executive Service Agreement”). Under the terms of the Executive Services Agreement, among other things, Mr. Sharman will earn a salary of A$480,000 per year and will participate in UBI’s employee option plan.

UBI or Mr. Sharman may terminate his employment by providing the other party with 6 months’ notice (or payment in lieu), except that UBI may summarily terminate Mr. Sharman’s employment without notice in certain circumstances. For up to twelve months following the termination of employment with UBI, Mr. Sharman must not be involved in any business that competes with UBI, or entice any client, prospective client, supplier, employee, contractor or agent of UBI to discontinue their relationship with UBI.

UBI failed to file a Current Report on Form 8-K disclosing the foregoing. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Executive Service Agreement, which is filed as Exhibit 10.1 to this 10-Q/A and is incorporated by reference herein.

ITEM 6	EXHIBITS

The following exhibits are filed herewith:

Exhibit No	Description

10.1	Executive Service Agreement, dated March 3, 2020, between Universal Biosensors Pty Ltd. and Mr. Sharman

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ Salesh Balak
Date: May 1, 2020		Salesh Balak
Interim Principal Executive Officer

	By:	/s/ Salesh Balak
Date: May 1, 2020		Salesh Balak
Principal Financial Officer

5