Form 10-Q
period 2020-06-30
UNIVERSAL BIOSENSORS INC
filed 2020-07-24
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,571,854 shares of Common Stock, U.S.$0.0001 par value, outstanding as of July 24, 2020.

UNIVERSAL BIOSENSORS, INC.

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Consolidated condensed balance sheets at June 30, 2020 and December 31, 2019 (unaudited)	1

	2)	Consolidated condensed statements of comprehensive income/(loss) for the three and six months ended June 30, 2020 and 2019 (unaudited)	2

	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the period ended June 30, 2020 and 2019 (unaudited)	3

	4)	Consolidated condensed statements of cash flows for the six months ended June 30, 2020 and 2019 (unaudited)	4

	5)	Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		24

Item 3	Quantitative and Qualitative Disclosures About Market Risk		34

Item 4	Controls and Procedures		35

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		36

Item 1A	Risk Factors		36

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		36

Item 3	Defaults Upon Senior Securities		36

Item 4	Mine Safety Disclosures		36

Item 5	Other Information		36

Item 6	Exhibits		36

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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	June 30, 2020	December 31, 2019

	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	26,102,088	30,229,530
Inventories, net	614,267	1,078,064
Accounts receivable	91,487	116,626
Prepayments	407,064	135,764
Restricted cash	2,081,555	2,055,473
Other current assets	4,737,762	3,457,438

Total current assets	34,034,223	37,072,895
Non-current assets:
Property, plant and equipment	29,121,774	29,021,868
Less accumulated depreciation	(24,667,137)	(24,271,802)

Property, plant and equipment - net	4,454,637	4,750,066
Intangible assets	16,371,996	16,371,996
Less amortization of intangible assets	(1,259,729)	(443,819)

Intangible assets - net	15,112,267	15,928,177
Right-of-use asset	4,309,049	0
Restricted cash	3,962,722	4,907,904

Total non-current assets	27,838,675	25,586,147

Total assets	61,872,898	62,659,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	375,519	615,377
Accrued expenses	925,757	1,015,251
Contingent consideration	2,185,633	2,141,022
Other liabilities	2,984,995	2,924,069
Deferred revenue	3,218,885	2,682,404
Lease liability	502,922	0
Employee entitlements liabilities	905,934	782,414

Total current liabilities	11,099,645	10,160,537
Non-current liabilities:
Asset retirement obligations	2,657,400	2,600,000
Long-term loan - unsecured	42,612	0
Employee entitlements liabilities	17,029	32,443
Deferred income tax liability	3,050,837	3,050,837
Lease liability	3,861,131	0
Deferred revenue	134,308	1,421,680

Total non-current liabilities	9,763,317	7,104,960

Total liabilities	20,862,962	17,265,497

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil at June 30, 2020 (nil at December 31, 2019)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 177,571,854 shares at June 30, 2020 (177,571,854 at December 31, 2019)	17,757	17,757
Additional paid-in capital	93,515,034	93,396,802
Accumulated deficit	(47,679,272)	(42,832,987)
Current year loss	(4,523,102)	(4,846,285)
Accumulated other comprehensive loss	(320,481)	(341,742)

Total stockholders’ equity	41,009,936	45,393,545

Total liabilities and stockholders’ equity	61,872,898	62,659,042

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Revenue
Revenue from products	461,114	1,497,003	829,859	2,294,362
Revenue from services	85,502	613,164	233,587	1,682,995

Total revenue	546,616	2,110,167	1,063,446	3,977,357
Operating costs & expenses
Cost of goods sold	329,113	774,735	744,631	1,269,659
Cost of services	229,931	228,104	449,144	449,780

Total cost of goods sold & services	559,044	1,002,839	1,193,775	1,719,439

Contribution from products & services	(12,428)	1,107,328	(130,329)	2,257,918
Other operating costs & expenses
Product support	5,010	7,011	7,663	29,382
Depreciation and amortization	564,520	147,887	1,137,556	423,229
Research and development	1,391,970	987,671	2,627,065	3,137,020
General and administrative	1,848,344	2,210,294	3,222,077	4,210,375

Total operating costs & expenses	3,809,844	3,352,863	6,994,361	7,800,006

Loss from operations	(3,822,272)	(2,245,535)	(7,124,690)	(5,542,088)
Other income/(expense)
Interest income	82,274	302,330	221,406	472,154
Financing costs	(77,400)	0	(77,400)	0
Research and development tax incentive income	590,956	479,885	1,186,261	1,326,947
Exchange gain/(loss)	(380,030)	499,922	76,348	249,822
Other	546,439	4,109	1,194,973	(7,022)

Total other income	762,239	1,286,246	2,601,588	2,041,901
Net loss before tax	(3,060,033)	(959,289)	(4,523,102)	(3,500,187)
Income tax benefit/(expense)	0	0	0	0

Net loss	(3,060,033)	(959,289)	(4,523,102)	(3,500,187)

Earnings per share
Basic net loss per share	(0.02)	(0.01)	(0.03)	(0.02)
Average weighted number of shares - basic	177,571,854	177,497,696	177,571,854	177,408,437
Diluted net loss per share	(0.02)	(0.01)	(0.03)	(0.02)
Average weighted number of shares - diluted	177,571,854	177,497,696	177,571,854	177,408,437

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	30,260	(8,357)	21,261	(14,652)
Reclassification for gain/(loss) realized in net income	0	0	0	0

Other comprehensive income/(loss)	30,260	(8,357)	21,261	(14,652)

Comprehensive loss	(3,029,773)	(967,646)	(4,501,841)	(3,514,839)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$
Balances at January 1, 2020	177,571,854	17,757	93,396,802	(47,679,272)	(341,742)	45,393,545
Net loss	0	0	0	(4,523,102)	0	(4,523,102)
Other comprehensive income	0	0	0	0	21,261	21,261
Stock option expense	0	0	118,232	0	0	118,232

Balances at June 30, 2020	177,571,854	17,757	93,515,034	(52,202,374)	(320,481)	41,009,936

Balances at April 1, 2020	177,571,854	17,757	93,396,802	(49,142,341)	(350,741)	43,921,477
Net loss	0	0	0	(3,060,033)	0	(3,060,033)
Other comprehensive income	0	0	0	0	30,260	30,260
Stock option expense	0	0	118,232	0	0	118,232

Balances at June 30, 2020	177,571,854	17,757	93,515,034	(52,202,374)	(320,481)	41,009,936

Balances at January 1, 2019	177,243,520	17,724	93,815,185	(42,832,987)	(326,171)	50,673,751
Net loss	0	0	0	(3,500,187)	0	(3,500,187)
Exercise of stock options issued to employees	303,334	31	3,369	0	0	3,400
Other comprehensive loss	0	0	0	0	(14,652)	(14,652)
Stock option expense	0	0	(440,880)	0	0	(440,880)

Balances at June 30, 2019	177,546,854	17,755	93,377,674	(46,333,174)	(340,823)	46,721,432

Balances at April 1, 2019	177,453,520	17,745	93,391,604	(45,373,885)	(332,466)	47,702,998
Net income	0	0	0	(959,289)	0	(959,289)
Exercise of stock options issued to employees	93,334	10	3,390	0	0	3,400
Other comprehensive loss	0	0	0	0	(8,357)	(8,357)
Stock option expense	0	0	(17,320)	0	0	(17,320)

Balances at June 30, 2019	177,546,854	17,755	93,377,674	(46,333,174)	(340,823)	46,721,432

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
	A$	A$
Cash flows from operating activities:
Net loss	(4,523,102)	(3,500,187)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,249,172	604,244
Share based payments expense	118,232	(440,880)
(Gain)/loss on fixed assets disposal	(45)	12,551
Unrealized foreign exchange gains	(226,483)	(951,685)
Change in assets and liabilities:
Inventory	463,797	(219,847)
Accounts receivable	25,139	49,006,304
Prepayment and other assets	(1,551,624)	(1,732,864)
Income tax payable	0	(4,352,564)
Deferred revenue	(750,891)	(658,675)
Employee entitlements	108,106	(337,102)
Accounts payable and accrued expenses	(100,126)	456,009

Net cash provided by/(used in) operating activities	(5,187,825)	37,885,304

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	45	13,331
Purchases of property, plant and equipment	(193,729)	(82,139)

Net cash used in investing activities	(193,684)	(68,808)

Cash flows from financing activities:
Proceeds from borrowings	43,644	0
Proceeds from stock options exercised	0	3,400

Net cash provided by financing activities	43,644	3,400

Net increase/(decrease) in cash, cash equivalents and restricted cash	(5,337,865)	37,819,896
Cash, cash equivalents and restricted cash at beginning of period	37,192,907	12,133,378
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	291,323	937,035

Cash, cash equivalents and restricted cash at end of period	32,146,365	50,890,309

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Organization of the Company

We are a specialist biosensors company focused on the development, manufacture and commercialization of a range of point-of-use devices for measuring different analytes across different industries. In addition, we own, manage and operate a hemostasis laboratory.

Key aspects of our strategy for increasing shareholder value include:

•

executing on our business activities, including commercializing our existing product portfolio undertaking research and development activities, manufacturing products and providing development and support services including providing laboratory services;

•

extending and demonstrating the broader application of our technology and seeking to enter into collaborative, strategic or distribution arrangements with industry participants with respect to specific tests or specific fields; and

•	identifying and pursuing related opportunities for growth.

Our plan of operations over the remainder of the fiscal year ending December 2020 is to:

•	finalise the development of our Free Sulphur wine testing product and prepare to launch in Q1 2021;

•	seek to enter into collaborative, strategic or distribution arrangements with industry participants with respect to the development and commercialization of our products;

•	manufacture products;

•	undertake research and development work;

•	provide the necessary post-market support for our customers and partners;

•	provide laboratory services for our customers and partners;

•	demonstrate the broader application of our technology platform for markets with significant commercial potential; and

•	identify, investigate and evaluate inorganic growth opportunities within the overall strategic initiatives.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto as of and for the year ended December 31, 2019, included in the Annual Report on Form 10-K of Universal Biosensors, Inc. filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2020 (the “Annual Report”).

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

The Company is monitoring the potential impact of the novel coronavirus (COVID-19), if any, on the carrying value of certain assets. To date, as a direct result of COVID-19, the HRL operations were temporarily shut-down on March 24, 2020. HRL’s operations recommenced on May 25, 2020 and the temporary shut-down had a negative impact on HRL’s revenue and our ability to produce Xprecia StrideTM strips for Siemens during this period. HRL collects blood samples from donors located at hospital clinics and community blood collection sites. These blood samples are used for calibration and testing services. Xprecia StrideTM strips produced by UBI are required to be calibrated so that all products agree with an international standard. The calibration services are performed by HRL. The extent to which these events may impact the Company’s business moving forward will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company will continue to assess the financial impact.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. For cash and cash equivalents, the carrying amount approximates fair value due to the short maturity of those instruments. The Company maintains cash and restricted cash, which includes performance guarantee issued in favor of a customer, tenant security deposits and credit card security deposits. As of June 30, 2020, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

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

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
	A$	A$
Raw materials	232,143	411,233
Work in progress	382,124	213,080
Finished goods	0	453,751

	614,267	1,078,064

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

within general and administrative expenses in the consolidated condensed statements of comprehensive income. Account balances are charged against the allowance when it is probable the receivable will not be recovered.

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
	A$	A$
Accounts receivable	91,487	116,626
Allowance for doubtful debts	0	0

	91,487	116,626

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

Impairment of Long-Lived Assets

The Company reviews its capital assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing the review, the Company estimates undiscounted cash flows from products under development that are covered by these patents and licenses. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows. Impairment of long-lived-assets as at June 30, 2020 and December 31, 2019 were A$2,574,709.

Government Grants and Subsidies

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

The Company also receives various COVID-19 related Government grants in return for compliance with conditions relating to the operating activities of the entity. The Government grants are recognized as other income when there is reasonable assurance that the entity will comply with the conditions attaching to them, and the grant will be received.

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

Pursuant to the new U.S. tax reform rules, UBI is subject to regulations addressing Global Intangible Low-Taxed Income (“GILTI”) which was effective in 2018. The GILTI rules are new provisions of the U.S. tax code enacted as a part of tax reform legislation in the U.S. passed in December 2017. Mechanically, the GILTI rule functions as a global minimum tax for all U.S. shareholders of controlled foreign corporations (“CFCs”) and applies broadly to certain income generated by a CFC. The Company can make an accounting policy election to either: (1) treat GILTI as a period cost if and when incurred; or (2) recognize deferred taxes for basis differences that are expected to reverse as GILTI in future years. The Company has elected to treat GILTI as a period cost.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

ARO for the period ended June 30, 2020 and December 31, 2019 were A$2,657,400 and A$2,600,000, respectively.

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

B.	Nature of goods and services

The following is a description of products and services from which the Company generates its revenue.

Products and services	Nature, timing of satisfaction of performance obligations, and significant payment terms
Point-of-care coagulation test devices	The Company recognizes revenue from sales of products at the time title of goods passes to the customer and the customer assumes the risks and rewards of ownership. The performance obligation is satisfied at a point in time when the products are shipped to the customer. The customer generally pays the Company within 60 days from receipt of invoice. The transaction price is fixed.
Coagulation testing services	These are services performed by HRL. Revenue is recognized when the testing services undertaken on behalf of the customer have been completed by HRL. The performance obligation is satisfied at a point in time when the tests are completed and the results are forwarded to the customer. The customer pays HRL generally within 30 days from receipt of invoice. The transaction price is fixed.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

C.	Disaggregation of revenue

In the following table, revenue is disaggregated by major product and service line, and timing of revenue recognition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Major product/service lines
Xprecia StrideTM strips	461,114	1,497,003	829,859	2,294,362
Coagulation testing services	85,502	404,023	233,587	815,179
Contract research and development	0	0	0	658,675
Quarterly service fees	0	164,577	0	164,577
Other services	0	44,564	0	44,564

	546,616	2,110,167	1,063,446	3,977,357

Timing of revenue recognition
Products and services transferred at a point in time	546,616	2,110,167	1,063,446	3,977,357
Services transferred over time	0	0	0	0

	546,616	2,110,167	1,063,446	3,977,357

D.	Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	Six Months Ended June 30,
	2020	2019
	A$	A$
Receivables	91,487	1,203,257
Contract assets	0	0
Contract liabilities:
- Current	3,218,885	0
- Non-current	134,308	5,161,646

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows.

	Six Months Ended June 30,
	2020	2019
	A$	A$
Contract Assets
Opening balance	0	0
Closing balance	0	0

Increase/(decrease)	0	0

Contract Liabilities - Current
Opening balance	2,682,404	2,356,583
Closing balance	3,218,885	0

Increase/(decrease)	536,481	(2,356,583)

Contract Liabilities - Non-Current
Opening balance	1,421,680	3,463,737
Closing balance	134,308	5,161,646

Increase/(decrease)	(1,287,372)	1,697,909

The opening balance of the contract liabilities as at June 30, 2019 relates to prepayment of milestones by Siemens pursuant to the Siemens Collaboration Agreement. A sum of A$658,675 was recognized as revenue in January 2019 as the Company met one of its milestones whilst the remainder of the milestones consideration previously received but deferred was repaid in September 2019 when the Siemens Collaboration Agreement was terminated.

Contract liabilities as at June 30, 2020 relates to an initial prepayment of US$4,000,000 on November 1, 2019 by Siemens towards future strip sales. The balance of the Siemens prepayment account as at June 30, 2020 is US$2,315,380 (A$3,353,193), reducing by US$518,490 during the six month period ended June 30, 2020 as the Company supplied strips to Siemens.

E.	Transaction price allocated to the remaining performance obligations

There was a prepayment of US$4,000,000 towards future strip sales by Siemens on November 1, 2019. US$518,490 has been recognized as revenue during the six month period ended June 30, 2020 as the Company supplied strips to Siemens. The balance of the Siemens prepayment account as at June 30, 2020 is US$2,315,380 (A$3,353,193).

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

In the six months ended June 30, 2020 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2020 will be less than A$20,000,000 and accordingly A$1,186,261 has been recorded as a research and development tax incentive income for the six months ended June 30, 2020. The Company will review its forecasted aggregate turnover on a quarterly basis to determine if the R&D tax offsets are refundable or captured as part of the current year income tax computation.

Other Income

Other income is recognized when there is reasonable assurance that the income will be received and the consideration can be reliably measured.

Other income is as follows for the relevant periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Insurance recovery	0	0	600,000	0
Federal and state government subsidies	501,826	0	501,826	0
Rental income	43,600	5,000	92,134	5,000
Other	1,013	(891)	1,013	(12,022)

	546,439	4,109	1,194,973	(7,022)

Insurance recovery represents partial reimbursement of our legal costs which was incurred during mediation with Siemens. Federal and state government subsidies which primarily includes job keeper payments and Canada Emergency Wage Subsidy, represent assistance provided by these authorities as a stimulus during COVID-19.

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

The Company has recorded foreign currency transaction gains/(losses) of (A$380,030) and A$499,922 for the three months ended June, 2020 and 2019, and A$76,348 and A$249,822 for the six months ended June 30, 2020 and 2019, respectively.

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

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at June 30, 2020 and December 31, 2019. Purchase commitments contracted for as at June 30, 2020 and December 31, 2019 were A$952,984 and A$220,569, respectively. Contingent consideration as at June 30, 2020 and December 31, 2019 were A$2,185,633 (equivalent to US$1,500,000) and A$2,141,022 (equivalent to US$1,500,000), respectively. Pursuant to the Siemens Acquisition, the Company has agreed to pay US$1,500,000 to Siemens within five days of Siemens achieving a pre-defined milestone. The Company has the discretion of advising Siemens when the milestone is to be achieved but from the date notification is sent by the Company, Siemens has 90 days to fulfill this milestone. Once the milestone is achieved, it will enable UBI to use Siemens proprietary reagent which will allow UBI to access markets in certain jurisdictions.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease incentives, initial direct costs incurred by the Company, and lease prepayments made prior to or at lease commencement. ROU assets are classified as operating lease right-of-use assets, net of accumulated amortization, on the company’s condensed consolidated balance sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment, and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record an impairment loss in its consolidated condensed statements of income and comprehensive income/(loss). The Company did not recognize an impairment loss during the six months ended June 30, 2020.

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

The Company’s lease portfolio consists primarily of operating leases for office space and equipment and has remaining terms from 18 months up to three years, with contractual terms expiring from 2021 to 2023. Lease contracts may include one or more renewal options that allow the Company to extend the lease term, typically from three years per each renewal option. The exercise of lease options is generally at the discretion of the Company. None of the Company’s leases contain residual value guarantees, substantial restrictions, or covenants. All the leases are substantially within Australia.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Supplemental balance sheet information related to the Company’s leases was as follows:

Six Months Ended June 30,
2020
A$
Operating lease right-of-use assets:
Current	0
Non-current	4,309,049
Operating lease liabilities:
Current	502,922
Non-current	3,861,131

Weighted average remaining lease terms (in years)	7.5
Weighted average discount rate	6.0%

The components of lease income/expense were as follows:

Six Months Ended June 30,
2020
A$
Fixed payment operating lease expense	354,691
Variable payment operating lease expense	0
Short-term lease expense	51,302
Sub-lease income	92,598

The sub-lease income was deemed an operating lease.

Supplemental cash flow information related to the Company’s leases was as follows:

Six Months Ended June 30,
2020
A$
Cash paid for amounts included in the measurement of liabilities	0
Operating cash flows from operating leases	299,686
ROU assets obtained in exchange for new operating lease liabilities	0

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Future lease payments are as follows:

As at June 30, 2020

A$
2020	378,730
2021	775,430
2022	665,132
2023	669,379
2024	692,009
Thereafter	2,418,214

Total future lease payments	5,598,894
Less: imputed interest	1,234,841

Total operating lease liabilities	4,364,053
Current	502,922
Non-current	3,861,131

As of June 30, 2020, the Company has not entered into any lease agreements that have not yet commenced.

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

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Mar-20	Mar-20	Mar-20
Exercise Price (A$)	0.20	0.25	0.30
Share Price at Grant Date (A$)	0.13	0.13	0.13
Volatility	61%	61%	61%
Expected Life (years)	4	5	5
Risk Free Interest Rate	0.44%	0.50%	0.50%
Fair Value of Option	0.03	0.03	0.02

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2019	1,911,450	0.46
Granted	7,094,000	0.25
Exercised	0	0.00
Lapsed	(12,000)	0.79

Balance at June 30, 2020	8,993,450	0.29

The number of options exercisable as at June 30, 2020 and 2019 was 1,899,450 and 4,056,220, respectively. The total stock compensation income/(expense) recognized in the consolidated condensed statements of comprehensive income/(expense) was (A$118,232) and A$17,230 for the three months ended June 30, 2020 and 2019, respectively and (A$118, 232) and A$440,880 for the six months ended June 30, 2020 respectively.

As of June 30, 2020, there was nil unrecognized compensation expense.

The aggregate intrinsic value for all options outstanding as at June 30, 2020 and 2019 was zero.

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

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2019	120,814	0.24
Granted	0	0.00
Release of restricted shares	(12,498)	0.24

Balance at June 30, 2020	108,316	0.24

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

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
Six Months Ended June 30, 2020
Foreign currency translation reserve	21,261	0	21,261
Reclassification for gains realised in net income	0	0	0

Other comprehensive income	21,261	0	21,261

Six Months Ended June 30, 2019
Foreign currency translation reserve	14,652	0	14,652
Reclassification for gains realised in net income	0	0	0

Other comprehensive loss	14,652	0	14,652

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

There were no other related party transactions as at June 30, 2020 other than as disclosed above.

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

Borrowings

The long-term unsecured loan is a government guaranteed loan of CAD$40,000 to help eligible businesses with operating costs. This is among the business support measures introduced in the Canadian Federal Government’s COVID-19 Economic Response Plan, with the following terms:

•

the loan is interest free, and 25% (i.e. CDN$10,000) of the loan is eligible for loan forgiveness if 75% (i.e. CAD$30,000) has been fully repaid on or before December 31, 2022. It also has no principal repayments during this period;

•

if the loan is not repaid by December 31, 2022, it can be converted into a 3-year term loan, and will be charged an interest rate of 5%, payable monthly. It will still not incur any principal payment requirements until December 31, 2025; and

•	guaranteed by the Government of Canada.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same such amounts shown in the consolidated condensed statements of cash flows.

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
	A$	A$
Cash and cash equivalents	26,102,088	30,229,530
Restricted cash - current assets	2,081,555	2,055,473
Restricted cash - non-current assets	3,962,722	4,907,904

	32,146,365	37,192,907

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
	A$	A$
Collateral for facilities (a) - current assets	0	16,404
Performance guarantee (b) - current assets	2,081,555	2,039,069
Collateral for facilities (c) - non-current assets	320,000	320,000
Performance guarantee (b) - non-current assets	3,642,722	4,587,904

	6,044,277	6,963,377

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

Interest earned on the restricted cash for the three months ended June 30, 2020 and 2019 were A$10,815 and A$1,719, respectively and A$41,253 and A$3,593 for the six months ended June 30, 2020 and 2019, respectively.

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

1. Total intangible assets of A$16,371,996 recognized at inception in the balance sheet includes the effect of the deferred tax.

(d) Measurement of fair values

The fair value of the distribution rights acquired has been based on the amount paid. Inventory has been valued at net realizable value.

Intangible Assets

The intangible assets, having finite useful lives, are amortized over their estimated useful lives. Finite life intangible assets are amortized over the shorter of their contractual or useful economic lives. The intangible assets comprise of distribution rights and are amortized on a straight-line basis over 10 years. The amortization expense of the intangible assets for the three months ended June 30, 2020 and 2019 were A$407,955 and A$Nil, respectively and A$815,910 and A$Nil for the six months ended June 30, 2020 and 2019, respectively.

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
	A$	A$
Intangible assets - gross	16,371,996	16,371,996
Less accumulated amortization	(1,259,729)	(443,819)

Total intangible assets - net	15,112,267	15,928,177

Impairment of Intangible Assets

Intangible assets with an indefinite life are tested for impairment at least annually and when there is an indication of impairment.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Analysis of Consolidated Revenue

Our total revenue decreased by 74% and 73% during the three and six months ended June 30, 2020, compared to the same period in the previous financial year as a direct result of COVID-19 as explained further below.

On September 18, 2019, we entered into certain definitive agreements (“Agreements”) with Siemens, modifying our commercial relationship relating to coagulation products The Agreements restore our commercial relationship and provide for cooperation between UBI and Siemens to retain and grow the incumbent user base on a non-exclusive basis. Siemens will support this with a minimum Xprecia Stride™ Strip purchase guarantee over 42 months on favorable payment terms, and manufacturing assistance which will enable a reduction in manufacturing costs. The Agreements enable us to pursue partnership and distribution opportunities for our products outside of our agreements with Siemens, which we believe may allow us to access new global markets and market segments, including the hospital point-of-care segment that was previously exclusive to Siemens. The Agreements also provide UBI with increased control over the pricing for the analyzers and strips it sells and preserve the value created from UBI and Siemens’ previous development spending for UBI’s sole benefit while ceasing UBI’s development spending obligations with respect to Siemens, providing us with control over our development activities. UBI has begun negotiations with Siemens to take over the existing distribution network with the aim to grow sales globally.

Revenue from Products

The financial results of the PT-INR test strips for the Xprecia StrideTM Coagulation Analyzer we manufactured and sold to Siemens during the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Revenue from products	461,114	1,497,003	829,859	2,294,362
Cost of goods sold	(329,113)	(774,735)	(744,631)	(1,269,659)

	132,001	722,268	85,228	1,024,703

Production contribution margin (%)	29%	48%	10%	45%

The movement in revenues is primarily volume driven. Revenues decreased by 69% and 64%, respectively during the three and six months ended June 30, 2020 compared to the same periods in the previous financial year as a result of COVID-19.

PT-INR test strips produced by UBI are required to be calibrated so that all PT-INR products agree with an international standard. The calibration services are performed by HRL. With the temporary closure of HRL due to COVID-19, the PT-INR strip calibration could not be carried out thus impacting the manufacture and supply of the strips to Siemens. The production margin from the sale of our PT-INR strips has declined with lower throughput. HRL recommenced its operations on May 25, 2020.

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

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Revenue from services:
Coagulation testing services	85,502	404,023	233,587	815,179
Contract research and development	0	0	0	658,675
Quarterly service fees	0	164,577	0	164,577
Other services	0	44,564	0	44,564

	85,502	613,164	233,587	1,682,995
Cost of services	(229,931)	(228,104)	(449,144)	(449,780)

Net margin	(144,429)	385,060	(215,557)	1,233,215

Coagulation testing services – these services are performed by HRL. Typically, HRL collects blood samples from donors located at hospital clinics and community blood collection sites. These blood samples are used for calibration and testing services. COVID-19 has impacted HRL as their operations, which are located at a hospital were shut-down temporarily for approximately two months since March 24, 2020. In addition, local government orders restricted normal business operations and access to the hospital and community collection sites during this temporary shut-down period. Since HRL’s recommencement, blood collection has been slow due to low turnout of patients to blood collection sites or clinics. The lack of sufficient appropriate donors will impact HRL’s revenue and the timing of when operations become normal is unknown at this point in time.

Contract research and development - a sum of A$658,675 was recognized as revenue in January 2019 as the Company met one of its milestones pursuant to the Siemens Collaboration Agreement.

Quarterly service fees – whilst we no longer receive the quarterly service fees commencing from the 2019 financial year, this amount relates to an underpayment relating to prior years. This amount has subsequently been receipted by us.

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

EBITDA for the respective periods and a reconciliation of net loss to EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Net income loss	(3,060,033)	(959,289)	(4,523,102)	(3,500,187)
Interest income	(82,274)	(302,330)	(221,406)	(472,154)
Depreciation - cost of goods sold & services	54,420	83,757	111,616	181,015
Depreciation and amortization - other operating costs & expenses	564,520	147,887	1,137,556	423,229

EBITDA	(2,523,367)	(1,029,975)	(3,495,336)	(3,368,097)

The deteriorating EBITDA for all periods is primarily as a result of the increased losses as a direct result of COVID-19.

Product Support

Product support relates to post-market technical support provided by us to Siemens for the Xprecia Stride™ Coagulation Analyzer.

Depreciation and Amortization Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Depreciation:
Charged to cost of goods sold & services	54,420	83,757	111,616	181,015
Charged to other operating costs & expenses	156,565	147,887	321,646	423,229

	210,985	231,644	433,262	604,244
Amortization	407,955	0	815,910	0

Total depreciation and amortization	618,940	231,644	1,249,172	604,244

Depreciation - other operating costs & expenses
Research and development	126,731	115,513	260,154	346,654
General and administrative	29,834	32,246	61,492	76,398
Product support	0	128	0	177

	156,565	147,887	321,646	423,229
Amortization	407,955	0	815,910	0

Depreciation and amortization - other operating costs & expenses	564,520	147,887	1,137,556	423,229

Depreciation of fixed assets is based on a straight line basis over the useful life of property, plant and equipment. Depreciation is allocated to cost of goods sold and research and development based on output. The overall decline in depreciation for all periods is due to certain fixed assets being fully written off.

Amortization expense represents intangible assets amortized over their estimated useful lives. These intangible assets were acquired in September 2019 pursuant to the Siemens Acquisition.

Research and Development Expenses

Research and development expenditure principally reflects the effort required in product development of the tests we are developing. Our primary focus currently is the research and development activities in the wine platform. Research and development expenditure increased by 41% during the three months ended June 30, 2020 compared to the same period in the previous financial year. Research and development expenditure decreased by 16% during the six months ended June 30, 2020 compared to the same period in the previous financial year.

For the six month period ended June 30, 2019, we were carrying out research and development activities in the coagulation platform pursuant to the Siemens Collaboration Agreement. Our product development focus is on new biosensors testing platforms including for the wine industry. We are on track to launch our first new product during Q1 2021. We believe that the wine platform has a faster and cheaper development cycle compared to medical devices due to lower regulatory complexities and minimal external performance studies in these industries hence the decrease in year-to-date research and development expenses. As we are gearing towards proposed launch of our first product within the wine platform, research and development expenses during the three months ended June 30, 2020 has increased due to increased activity including increased validation runs.

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

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal including legal services and maintenance fees incurred for patent applications, audit and accounting services. General and administrative expenses decreased by 16% and 23%, respectively for the three and months ended June 30, 2020 compared to the same period in the previous financial year.

The decrease was primarily due to legal and consultant fees incurred as part of contract negotiations supporting customer relationship management and partner development during the three and six months ended June 30, 2019. This matter was resolved when we entered into certain definitive agreements with Siemens on September 18, 2019.

Interest Income

Interest income decreased by 73% and 53%, respectively during the three and months ended June 30, 2020 when compared to the same period in the previous financial year. The decrease in interest income is generally attributable to the lower amount of funds available for investment and lower interest rates.

Financing Costs

Disclosed in this account is accretion expense which reflects the increase in the carrying amount of an ARO.

Research and development tax incentive income

In the six months ended June 30, 2020 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2020 will be less than A$20,000,000 and accordingly A$590,956 and $1,186,261, respectively has been recorded as a research and development tax incentive income for the three and six months ended June 30, 2020.

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

Other

Other income is as follows for the relevant periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Insurance recovery	0	0	600,000	0
Federal and state government subsidies	501,826	0	501,826	0
Rental income	43,600	5,000	92,134	5,000
Other	1,013	(891)	1,013	(12,022)

	546,439	4,109	1,194,973	(7,022)

Insurance recovery represents partial reimbursement of our legal costs which was incurred during mediation with Siemens. Federal and state government subsidies which primarily includes job keeper payments and Canada Emergency Wage Subsidy, represent assistance provided by these authorities as a stimulus during COVID-19.

Certain Uncertainties

The Company is monitoring the potential impact of the novel coronavirus (COVID-19), if any, on the carrying value of certain assets. To date, as a direct result of COVID-19, the HRL operations were temporarily shut-down on March 24, 2020. HRL’s operations recommenced on May 25, 2020 and the temporary shut-down had a negative impact on HRL’s revenue and our ability to produce Xprecia StrideTM strips for Siemens during this period. HRL collects blood samples from donors located at hospital clinics and community blood collection sites. These blood samples are used for calibration and testing services. Xprecia StrideTM strips produced by UBI are required to be calibrated so that all products agree with an international standard. The calibration services are performed by HRL. The extent to which these events may impact the Company’s business moving forward will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company will continue to assess the financial impact.

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
	A$	A$
Financial assets:
Cash and cash equivalents	26,102,088	30,229,530
Accounts receivables	91,487	116,626

Total financial assets	26,193,575	30,346,156

Debt:
Short and long term debt/loan	42,612	0

Total debt	42,612	0

Net financial assets	26,150,963	30,346,156

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at June 30, 2020 or for the year ended December 31, 2019.

Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to our business and financial position.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At June 30, 2020 and December 31, 2019, we did not have any assets or liabilities that utilize Level 3 inputs. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position).

We had no derivatives or outstanding contracts in place through the period ended June 30, 2020 and for the year ended December 31, 2019.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
	A$	A$
Cash and cash equivalents	26,102,088	30,229,530
Working capital	22,934,578	26,912,358
Ratio of current assets to current liabilities	3.07 : 1	3.65 : 1
Shareholders’ equity per common share	0.23	0.26

The movement in cash and cash equivalents and working capital during the above periods was primarily due to working capital maintenance.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
	A$	A$
Cash provided by/(used in):
Operating activities	(5,187,825)	33,239,631
Investing activities	(193,684)	(10,281,242)
Financing activities	43,644	3,400

Net increase/(decrease) in cash, cash equivalents and restricted cash	(5,337,865)	22,961,789

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

Off-Balance Sheet Arrangement

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Disclosure Controls and Procedures. At the end of the period covered by this report, the Company and management evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. John Sharman, Principal Executive Officer, and Salesh Balak, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sharman and Balak concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K filed with the SEC on February 26, 2020 and Part II, Item 1A. “Risk Factors” in our March 31, 2020 Quarterly Report on Form 10-Q filed with the SEC on April 24, 2020 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2019 Form 10-K and March 31, 2020 Form 10-Q, but these are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit No	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certificate	Furnished herewith

101	The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.
(Registrant)

Date: July 24, 2020	By:	/s/ John Sharman
John Sharman
Principal Executive Officer

Date: July 24, 2020	By:	/s/ Salesh Balak
Salesh Balak
Principal Financial Officer