Form 10-Q
period 2020-09-30
UNIVERSAL BIOSENSORS INC
filed 2020-10-29
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORTPURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No 

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☑	Smaller reporting company ☑
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,571,854 shares of Common Stock, U.S.$0.0001 par value, outstanding as of October 29, 2020.

UNIVERSAL BIOSENSORS, INC.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Consolidated condensed balance sheets at September 30, 2020 and December 31, 2019 (unaudited)	1
	2)	Consolidated condensed statements of comprehensive income/(loss) for the three and nine months ended September 30, 2020 and 2019 (unaudited)	2
	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the period ended September 30, 2020 and 2019 (unaudited)	3
	4)	Consolidated condensed statements of cash flows for the nine months ended September 30, 2020 and 2019 (unaudited)	4
	5)	Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		23

Item 3	Quantitative and Qualitative Disclosures About Market Risk		32

Item 4	Controls and Procedures		33

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		34

Item 1A	Risk Factors		34

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		34

Item 3	Defaults Upon Senior Securities		34

Item 4	Mine Safety Disclosures		34

Item 5	Other Information		34

Item 6	Exhibits		34

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101

SIGNATURES			35

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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	September 30,	December 31,
	2020	2019
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	23,049,940	30,229,530
Inventories, net	2,033,509	1,078,064
Accounts receivable	173,089	116,626
Prepayments	297,227	135,764
Restricted cash	2,009,808	2,055,473
Other current assets	5,189,224	3,457,438
Total current assets	32,752,797	37,072,895
Non-current assets:
Property, plant and equipment	29,216,344	29,021,868
Less accumulated depreciation	(24,846,295)	(24,271,802)
Property, plant and equipment - net	4,370,049	4,750,066
Intangible assets	16,371,996	16,371,996
Less amortization of intangible assets	(1,672,167)	(443,819)
Intangible assets - net	14,699,829	15,928,177
Right-of-use asset	4,167,413	0
Restricted cash	3,334,712	4,907,904
Total non-current assets	26,572,003	25,586,147
Total assets	59,324,800	62,659,042

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	319,418	615,377
Accrued expenses	1,010,723	1,015,251
Contingent consideration	2,110,298	2,141,022
Other liabilities	2,882,108	2,924,069
Deferred revenue	3,178,198	2,682,404
Lease liability	516,252	0
Employee entitlements liabilities	802,569	782,414
Total current liabilities	10,819,566	10,160,537
Non-current liabilities:
Asset retirement obligations	2,696,100	2,600,000
Long-term loan - unsecured	41,960	0
Employee entitlements liabilities	18,570	32,443
Deferred income tax liability	3,050,837	3,050,837
Lease liability	3,725,953	0
Deferred revenue	0	1,421,680
Total non-current liabilities	9,533,420	7,104,960
Total liabilities	20,352,986	17,265,497

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil at September 30, 2020 (nil at December 31, 2019)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 177,571,854 shares at September 30, 2020 (177,571,854 at December 31, 2019)	17,757	17,757
Additional paid-in capital	93,570,034	93,396,802
Accumulated deficit	(47,679,272)	(42,832,987)
Current year loss	(6,624,474)	(4,846,285)
Accumulated other comprehensive loss	(312,231)	(341,742)
Total stockholders’ equity	38,971,814	45,393,545
Total liabilities and stockholders’ equity	59,324,800	62,659,042

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Revenue
Revenue from products	188,595	1,311,924	1,018,454	3,606,286
Revenue from services	223,288	101,233	456,875	1,784,228
Total revenue	411,883	1,413,157	1,475,329	5,390,514
Operating costs & expenses
Cost of goods sold	156,728	726,530	901,359	1,996,189
Cost of services	199,522	96,157	648,666	545,937
Total cost of goods sold & services	356,250	822,687	1,550,025	2,542,126
Contribution from products & services	55,633	590,470	(74,696)	2,848,388
Other operating costs & expenses
Product support	4,653	12,574	12,316	41,956
Depreciation and amortization	547,995	182,284	1,685,551	605,513
Research and development	1,157,194	1,175,165	3,784,259	4,312,185
General and administrative	1,275,599	1,599,851	4,497,676	5,810,226
Total operating costs & expenses	2,985,441	2,969,874	9,979,802	10,769,880
Loss from operations	(2,929,808)	(2,379,404)	(10,054,498)	(7,921,492)
Other income/(expense)
Interest income	39,584	223,054	260,990	695,208
Financing costs	(38,700)	0	(116,100)	0
Research and development tax incentive income	493,297	437,516	1,679,558	1,764,463
Exchange gain/(loss)	(89,978)	874,253	(13,630)	1,124,075
Other	424,233	38,016	1,619,206	30,994
Total other income	828,436	1,572,839	3,430,024	3,614,740
Net loss before tax	(2,101,372)	(806,565)	(6,624,474)	(4,306,752)
Income tax benefit/(expense)	0	0	0	0
Net loss	(2,101,372)	(806,565)	(6,624,474)	(4,306,752)

Earnings per share
Basic net loss per share	(0.01)	(0.00)	(0.04)	(0.02)
Average weighted number of shares - basic	177,571,854	177,546,854	177,571,854	177,455,083
Diluted net loss per share	(0.01)	(0.00)	(0.04)	(0.02)
Average weighted number of shares - diluted	177,571,854	177,546,854	177,571,854	177,455,083

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	8,250	(6,774)	29,511	(21,426)
Reclassification for gain/(loss) realized in net income	0	0	0	0
Other comprehensive income/(loss)	8,250	(6,774)	29,511	(21,426)
Comprehensive loss	(2,093,122)	(813,339)	(6,594,963)	(4,328,178)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

			Additional		Other	Total
	Ordinary shares		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
		A$	A$	A$	A$	A$
Balances at January 1, 2020	177,571,854	17,757	93,396,802	(47,679,272)	(341,742)	45,393,545
Net loss	0	0	0	(6,624,474)	0	(6,624,474)
Other comprehensive income	0	0	0	0	29,511	29,511
Stock option expense	0	0	173,232	0	0	173,232
Balances at September 30, 2020	177,571,854	17,757	93,570,034	(54,303,746)	(312,231)	38,971,814

Balances at July 1, 2020	177,571,854	17,757	93,515,034	(52,202,374)	(320,481)	41,009,936
Net loss	0	0	0	(2,101,372)	0	(2,101,372)
Other comprehensive income	0	0	0	0	8,250	8,250
Stock option expense	0	0	55,000	0	0	55,000
Balances at September 30, 2020	177,571,854	17,757	93,570,034	(54,303,746)	(312,231)	38,971,814

Balances at January 1, 2019	177,243,520	17,724	93,815,185	(42,832,987)	(326,171)	50,673,751
Net loss	0	0	0	(4,306,752)	0	(4,306,752)
Exercise of stock options issued to employees	303,334	31	3,369	0	0	3,400
Other comprehensive loss	0	0	0	0	(21,426)	(21,426)
Stock option income	0	0	(422,434)	0	0	(422,434)
Balances at September 30, 2019	177,546,854	17,755	93,396,120	(47,139,739)	(347,597)	45,926,539

Balances at July 1, 2019	177,546,854	17,755	93,377,674	(46,333,174)	(340,823)	46,721,432
Net loss	0	0	0	(806,565)	0	(806,565)
Other comprehensive loss	0	0	0	0	(6,774)	(6,774)
Stock option expense	0	0	18,446	0	0	18,446
Balances at September 30, 2019	177,546,854	17,755	93,396,120	(47,139,739)	(347,597)	45,926,539

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	A$	A$
Cash flows from operating activities:
Net Loss	(6,624,474)	(4,306,752)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,842,693	871,342
Share based payments expense/(income)	173,232	(422,434)
(Gain)/loss on fixed assets disposal	(45)	9,386
Unrealized foreign exchange gains	(42,182)	(2,825,545)
Change in assets and liabilities:
Inventory	(955,446)	(144,414)
Accounts receivable	(56,463)	49,244,598
Prepayment and other assets	(1,893,250)	(1,297,373)
Income tax payable	0	(4,352,564)
Deferred revenue	(925,886)	(5,820,320)
Employee entitlements	6,281	(374,550)
Accounts payable and accrued expenses	(147,465)	(461,530)
Net cash provided by/(used in) operating activities	(8,623,005)	30,119,844
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	45	16,496
Purchases of property, plant and equipment	(258,413)	(94,769)
Acquisition of assets	0	(10,169,456)
Net cash used in investing activities	(258,368)	(10,247,729)
Cash flows from financing activities:
Proceeds from borrowings	43,644	0
Proceeds from stock options exercised	0	3,400
Net cash provided by financing activities	43,644	3,400
Net increase/(decrease) in cash, cash equivalents and restricted cash	(8,837,729)	19,875,515
Cash, cash equivalents and restricted cash at beginning of period	37,192,907	12,133,378
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	39,282	2,813,629
Cash, cash equivalents and restricted cash at end of period	28,394,460	34,822,522

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

Key aspects of our strategy for increasing shareholder value include:

●

executing on our business activities, including commercializing our existing product portfolio, undertaking research and development activities, manufacturing products and providing development and support services including providing laboratory services;

●

extending and demonstrating the broader application of our technology and seeking to enter into collaborative, strategic or distribution arrangements with industry participants with respect to specific tests or specific fields; and

●	identifying and pursuing related opportunities for growth.

Our plan of operations over the remainder of the fiscal year ending December 2020 is to:

●	finalise the development of our Free Sulphur wine testing product;
●	seek to enter into collaborative, strategic or distribution arrangements with industry participants with respect to the development and commercialization of our products;
●	manufacture products;
●	undertake research and development work;
●	provide the necessary post-market support for our customers and partners;
●	provide laboratory services for our customers and partners;
●	develop new applications for our technology platform in markets with significant commercial potential; and
●	identify, investigate and evaluate merger & acquisition opportunities.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto as of and for the year ended December 31, 2019, included in the Annual Report on Form 10-K of Universal Biosensors, Inc. filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2020 (the “Annual Report”).

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

The Company is monitoring the potential impact of the novel coronavirus (COVID-19), if any, on the carrying value of certain assets. To date, as a direct result of COVID-19, the HRL operations were temporarily shut-down on March 24, 2020. HRL’s operations recommenced on May 25, 2020 and the temporary shut-down had a negative impact on HRL’s revenue and our ability to produce Xprecia StrideTM strips during this period. HRL collects blood samples from donors located at hospital clinics and community blood collection sites. These blood samples are used for calibration and testing services. Xprecia StrideTM strips produced by UBI are required to be calibrated so that all products agree with an international standard. The calibration services are performed by HRL. The extent to which these events may impact the Company’s business moving forward will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company will continue to assess the financial impact.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. For cash and cash equivalents, the carrying amount approximates fair value due to the short maturity of those instruments. The Company maintains cash and restricted cash, which includes performance guarantee issued in favor of a customer, tenant security deposits and credit card security deposits. As of September 30, 2020, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

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

Fair Value of Financial Instruments

The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The estimated fair value of all other amounts has been determined, depending on the nature and complexity of the assets or the liability, by using one or all of the following approaches:

●	Market approach – based on market prices and other information from market transactions involving identical or comparable assets or liabilities.
●	Cost approach – based on the cost to acquire or construct comparable assets less an allowance for functional and/or economic obsolescence.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

●	Income approach – based on the present value of a future stream of net cash flows.

These fair value methodologies depend on the following types of inputs:

●	Quoted prices for identical assets or liabilities in active markets (Level 1 inputs).
●

Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active or are directly or indirectly observable (Level 2 inputs).

●	Unobservable inputs that reflect estimates and assumptions (Level 3 inputs).

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

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2020	2019
	A$	A$
Raw materials	920,617	411,233
Work in progress	1,058,862	213,080
Finished goods	54,030	453,751
	2,033,509	1,078,064

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

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2020	2019
	A$	A$
Accounts receivable	173,089	116,626
Allowance for doubtful debts	0	0
	173,089	116,626

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

Impairment of Long-Lived Assets

The Company reviews its capital assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing the review, the Company estimates undiscounted cash flows from products under development that are covered by these patents and licenses. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows. Impairment of long-lived-assets as at September 30, 2020 and December 31, 2019 were A$2,574,709.

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

Pursuant to the new U.S. tax reform rules, UBI is subject to regulations addressing Global Intangible Low-Taxed Income ("GILTI") which was effective in 2018. The GILTI rules are new provisions of the U.S. tax code enacted as a part of tax reform legislation in the U.S. passed in December 2017.  Mechanically, the GILTI rule functions as a global minimum tax for all U.S. shareholders of controlled foreign corporations (“CFCs”) and applies broadly to certain income generated by a CFC. The Company can make an accounting policy election to either: (1) treat GILTI as a period cost if and when incurred; or (2) recognize deferred taxes for basis differences that are expected to reverse as GILTI in future years. The Company has elected to treat GILTI as a period cost.

At December 31, 2019 the Company had A$15,055,938 (nil as at December 31, 2018) of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. A valuation allowance against these losses has been established, as realization of assets is not more likely than not in the foreseeable future. The Company also had A$3,374,776 (A$3,374,776 at December 31, 2018) of non-refundable R&D tax offset as at December 31, 2019. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years. UBI has U.S. tax losses available for carry forward against future earnings of nil as at December 31, 2019 and 2018. Pursuant to the U.S. Federal Tax Reform, the effective tax rate of UBI has been reduced from 34% to 21%. The deferred tax benefit based on this new rate for UBI is nil. HRL has Canadian tax losses available for carry forward against future earnings of CAD$385,235 and CAD$738,848 as at December 31, 2019 and 2018, respectively.

We are subject to income taxes in the United States, Canada and Australia. Tax returns up to and including the 2019 financial year has been filed in all these jurisdictions.

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

ARO for the period ended September 30, 2020 and December 31, 2019 were A$2,696,100 and A$2,600,000, respectively.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

C.	Disaggregation of revenue

In the following table, revenue is disaggregated by major product and service line, and timing of revenue recognition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Major product/service lines
Xprecia Stride™ test devices	188,595	1,311,924	1,018,454	3,606,286
Coagulation testing services	223,288	101,233	456,875	916,412
Contract research and development	0	0	0	658,675
Quarterly service fees	0	0	0	164,577
Other services	0	0	0	44,564
	411,883	1,413,157	1,475,329	5,390,514

Timing of revenue recognition
Products and services transferred at a point in time	411,883	1,413,157	1,475,329	5,390,514
Services transferred over time	0	0	0	0
	411,883	1,413,157	1,475,329	5,390,514

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

D.	Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	Nine Months Ended September 30,
	2020	2019
	A$	A$
Receivables	173,089	964,693
Contract assets	0	0
Contract liabilities:
- Current	3,178,198	0
- Non-current	0	0

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows.

	Nine Months Ended September 30,
	2020	2019
	A$	A$
Contract Assets
Opening balance	0	0
Closing balance	0	0
Increase/(decrease)	0	0
Contract Liabilities - Current
Opening balance	2,682,404	2,356,583
Closing balance	3,178,198	0
Increase/(decrease)	495,794	(2,356,583)
Contract Liabilities - Non-Current
Opening balance	1,421,680	3,463,737
Closing balance	0	0
Increase/(decrease)	(1,421,680)	(3,463,737)

The opening balance of the contract liabilities as at September 30, 2019 relates to prepayment of milestones by Siemens pursuant to the Siemens Collaboration Agreement. A sum of A$658,675 was recognized as revenue in January 2019 as the Company met one of its milestones whilst the remainder of the milestones consideration previously received but deferred was repaid in September 2019 when the Siemens Collaboration Agreement was terminated.

Contract liabilities as at September 30, 2020 relates to an initial prepayment of US$4,000,000 on November 1, 2019 by Siemens towards future strip sales. The balance of the Siemens prepayment account as at September 30, 2020 is US$2,194,546 (A$3,178,198), reducing by US$639,324 (A$925,886) during the nine month period ended September 30, 2020 as the Company supplied strips to Siemens.

E.	Transaction price allocated to the remaining performance obligations

There was a prepayment of US$4,000,000 towards future strip sales by Siemens on November 1, 2019. US$639,324 has been recognized as revenue during the nine month period ended September 30, 2020 as the Company supplied strips to Siemens. The balance of the Siemens prepayment account as at September 30, 2020 is US$2,194,546 (A$3,178,198).

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

In the nine months ended September 30, 2020 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2020 will be less than A$20,000,000 and accordingly A$1,679,558 has been recorded as a research and development tax incentive income for the nine months ended September 30, 2020. The Company will review its forecasted aggregate turnover on a quarterly basis to determine if the R&D tax offsets are refundable or captured as part of the current year income tax computation.

Other Income

Other income is recognized when there is reasonable assurance that the income will be received and the consideration can be reliably measured.

Other income is as follows for the relevant periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Insurance recovery	0	0	600,000	0
Federal and state government subsidies	374,491	0	876,317	0
Rental income	49,600	25,000	141,734	25,000
Other	142	13,016	1,155	5,994
	424,233	38,016	1,619,206	30,994

Insurance recovery represents partial reimbursement of our legal costs which was incurred during mediation with Siemens. Federal and state government subsidies which primarily includes Australian job keeper payments and Canada Emergency Wage Subsidy, represent assistance provided by these authorities as a stimulus during COVID-19.

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

The Company has recorded foreign currency transaction gains/(losses) of (A$89,978) and A$874,253 for the three months ended September, 2020 and 2019, and (A$13,630) and A$1,124,075 for the nine months ended September 30, 2020 and 2019, respectively.

The results and financial position of all the Group entities that have a functional currency different from the reporting currency are translated into the reporting currency as follows:

●	assets and liabilities for each balance sheet item reported are translated at the closing rate at the date of that balance sheet;
●

income and expenses for each income statement item reported are translated at average exchange rates (unless this is not a reasonable approximation of the effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the dates of the transactions); and

●	all resulting exchange differences are recognized as a separate component of equity.

On consolidation, exchange differences arising from the translation of any net investment in foreign entities are taken to the Accumulated Other Comprehensive Income.

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at September 30, 2020 and December 31, 2019. Purchase commitments contracted for as at September 30, 2020 and December 31, 2019 were A$1,367,344 and A$220,569, respectively. Contingent consideration as at September 30, 2020 and December 31, 2019 were A$2,110,298 (equivalent to US$1,500,000) and A$2,141,022 (equivalent to US$1,500,000), respectively. Pursuant to the Siemens Acquisition, the Company has agreed to pay US$1,500,000 to Siemens within five days of Siemens achieving a pre-defined milestone. The Company has the discretion of advising Siemens when the milestone is to be achieved but from the date notification is sent by the Company, Siemens has 90 days to fulfill this milestone. Once the milestone is achieved, it will enable UBI to use Siemens proprietary reagent which will allow UBI to access markets in certain jurisdictions.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

The Company records lease liabilities based on the future estimated cash payments discounted over the lease term, defined as the non-cancellable time period of the lease, together with all the following:

●	periods covered by an option to extend the lease if the Company is reasonably certain to exercise the extension option; and
●	periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option.

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

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease incentives, initial direct costs incurred by the Company, and lease prepayments made prior to or at lease commencement. ROU assets are classified as operating lease right-of-use assets, net of accumulated amortization, on the company’s condensed consolidated balance sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment, and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record an impairment loss in its consolidated condensed statements of income and comprehensive income/(loss). The Company did not recognize an impairment loss during the nine months ended September 30, 2020.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The Company’s lease portfolio consists primarily of operating leases for office space and equipment and has remaining terms from 16 months up to three years, with contractual terms expiring from 2021 to 2023. Lease contracts may include one or more renewal options that allow the Company to extend the lease term, typically from three years per each renewal option. The exercise of lease options is generally at the discretion of the Company. None of the Company’s leases contain residual value guarantees, substantial restrictions, or covenants. All the leases are substantially within Australia.

Supplemental balance sheet information related to the Company’s leases was as follows:

Nine Months Ended
September 30,
2020
A$
Operating lease right-of-use assets:
Non-current	4,167,413
Operating lease liabilities:
Current	516,252
Non-current	3,725,953

Weighted average remaining lease terms (in years)	7.2
Weighted average discount rate	6.0%

The components of lease income/expense were as follows:

Nine Months Ended
September 30,
2020
A$
Fixed payment operating lease expense	563,169
Variable payment operating lease expense	0
Short-term lease expense	75,716
Sub-lease income	141,734

The sub-lease income was deemed an operating lease.

Supplemental cash flow information related to the Company’s leases was as follows:

Nine Months Ended
September 30,
2020
A$
Cash paid for amounts included in the measurement of liabilities	0
Operating cash flows from operating leases	488,382
ROU assets obtained in exchange for new operating lease liabilities	0

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Future lease payments are as follows:

As at September 30,
2020
A$
2020	187,825
2021	768,731
2022	664,311
2023	669,331
2024	692,009
Thereafter	2,418,214
Total future lease payments	5,400,421
Less: imputed interest	1,158,216
Total operating lease liabilities	4,242,205
Current	516,252
Non-current	3,725,953

As of September 30, 2020, the Company has not entered into any lease agreements that have not yet commenced.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

In accordance with ASC 718, the fair value of the option grants was estimated on the date of each grant using the Trinomial Lattice model. The assumptions for these grants were:

	Grant Date
	Sep-20	Mar-20	Mar-20	Mar-20
Exercise Price (A$)	0.30	0.20	0.25	0.30
Share Price at Grant Date (A$)	0.32	0.13	0.13	0.13
Volatility	62%	61%	61%	61%
Expected Life (years)	5	4	5	5
Risk Free Interest Rate	0.45%	0.44%	0.50%	0.50%
Fair Value of Option	0.11	0.03	0.03	0.02

Stock option activity during the current period is as follows:

	Number of shares	Weighted average exercise price A$
Balance at December 31, 2019	1,911,450	0.46
Granted	7,594,000	0.25
Exercised	0	0.00
Lapsed	(12,000)	0.79
Balance at September 30, 2020	9,493,450	0.29

The number of options exercisable as at September 30, 2020 and 2019 was 8,993,450 and 2,544,286, respectively. The total stock compensation income/(expense) recognized in the consolidated condensed statements of comprehensive income/(expense) was (A$55,000) and (A$18,446) for the three months ended September 30, 2020 and 2019, respectively and (A$177,232) and A$422,434 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, there was nil unrecognized compensation expense.

The aggregate intrinsic value for all options outstanding as at September 30, 2020 and 2019 was zero.

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

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price A$
Balance at December 31, 2019	120,814	0.24
Granted	0	0.00
Release of restricted shares	(12,498)	0.24
Balance at September 30, 2020	108,316	0.24

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

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
Nine Months Ended September 30, 2020
Foreign currency translation reserve	29,511	0	29,511
Reclassification for gains realised in net income	0	0	0
Other comprehensive income	29,511	0	29,511

Nine Months Ended September 30, 2019
Foreign currency translation reserve	21,426	0	21,426
Reclassification for gains realised in net income	0	0	0
Other comprehensive loss	21,426	0	21,426

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Related Party Transactions

Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, are set out below:

Mr. Coleman is a Non-Executive Chairman of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds, holds a beneficial interest and voting power over approximately 22% of our shares.

There were no other related party transactions as at September 30, 2020 other than as disclosed above.

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

●

the loan is interest free, and 25% (i.e. CDN$10,000) of the loan is eligible for loan forgiveness if 75% (i.e. CAD$30,000) has been fully repaid on or before December 31, 2022. It also has no principal repayments during this period;

●

if the loan is not repaid by December 31, 2022, it can be converted into a 3-year term loan, and will be charged an interest rate of 5%, payable monthly. It will still not incur any principal payment requirements until December 31, 2025; and

●	guaranteed by the Government of Canada.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same such amounts shown in the consolidated condensed statements of cash flows.

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2020	2019
	A$	A$
Cash and cash equivalents	23,049,940	30,229,530
Restricted cash - current assets	2,009,808	2,055,473
Restricted cash - non-current assets	3,334,712	4,907,904
	28,394,460	37,192,907

Restricted cash maintained by the Company in the form of term deposits is as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2020	2019
	A$	A$
Collateral for facilities (a) - current assets	0	16,404
Performance guarantee (b) - current assets	2,009,808	2,039,069
Collateral for facilities (c) - non-current assets	320,000	320,000
Performance guarantee (b) - non-current assets	3,014,712	4,587,904
	5,344,520	6,963,377

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

Interest earned on the restricted cash for the three months ended September 30, 2020 and 2019 were A$1,081 and A$1,653, respectively and A$42,334 and A$5,246 for the nine months ended September 30, 2020 and 2019, respectively.

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

Intangible Assets

The intangible assets, having finite useful lives, are amortized over their estimated useful lives. Finite life intangible assets are amortized over the shorter of their contractual or useful economic lives. The intangible assets comprise of distribution rights and are amortized on a straight-line basis over 10 years. The amortization expense of the intangible assets for the three months ended September 30, 2020 and 2019 were A$412,438 and A$32,896, respectively and A$1,228,348 and A$32,896 for the nine months ended September 30, 2020 and 2019, respectively.

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2020	2019
	A$	A$
Intangible assets - gross	16,371,996	16,371,996
Less accumulated amortization	(1,672,167)	(443,819)
Total intangible assets - net	14,699,829	15,928,177

Impairment of Intangible Assets

Intangible assets with an indefinite life are tested for impairment at least annually and when there is an indication of impairment.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Analysis of Consolidated Revenue

Our total revenue decreased by 71% and 73% during the three and nine months ended September 30, 2020, compared to the same period in the previous financial year as a direct result of COVID-19 as explained further below.

Revenue from Products

The financial results of the Xprecia Stride™ test devices we sold during the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Revenue from products	188,595	1,311,924	1,018,454	3,606,286
Cost of goods sold	(156,728)	(726,530)	(901,359)	(1,996,189)
	31,867	585,394	117,095	1,610,097
Production contribution margin (%)	17%	45%	11%	45%

The movement in revenues is primarily volume driven. Revenues decreased by 86% and 72%, respectively during the three and nine months ended September 30, 2020 compared to the same periods in the previous financial year as a result of COVID-19. PT-INR test strips produced by UBI are required to be calibrated so that all PT-INR products agree with an international standard. The calibration services, which is dependent on the blood samples received from donors, are performed by HRL. With the temporary closure of HRL due to COVID-19, the PT-INR strip calibration could not be carried out thus impacting the manufacture and supply of the strips. Whilst HRL recommenced its operations on May 25, 2020, the donor turnout to blood collection sites and clinics has been slow which is having a negative impact on the calibration services and the manufacture and supply of PT-INR strips.

Revenue from Services

We provide various services to our customers and partners. The revenue is grouped into the following categories:

●	Contract research and development – we undertake contract research and development on behalf of our customers and partners;

●	Other services – coagulation testing services provided by HRL and other ad-hoc services provided on an agreed basis according to our customers and partners requirements.

There are different arrangements for each service being provided. The net margin during the respective periods in relation to the provision of services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Revenue from services:
Coagulation testing services	223,288	101,233	456,875	916,412
Contract research and development	0	0	0	658,675
Quarterly service fees	0	0	0	164,577
Other services	0	0	0	44,564
	223,288	101,233	456,875	1,784,228
Cost of services	(199,522)	(96,157)	(648,666)	(545,937)
Net margin	23,766	5,076	(191,791)	1,238,291

Coagulation testing services – these services are performed by HRL. Typically, HRL collects blood samples from donors located at hospital clinics and community blood collection sites. These blood samples are used for calibration and testing services. There was a decline in coagulation testing services for the three month period ended September 30, 2019.. On a year to date basis, COVID-19 has impacted HRL as their operations, which are located at a hospital were shut-down temporarily for approximately two months since March 24, 2020. In addition, local government orders restricted normal business operations and access to the hospital and community collection sites during this temporary shut-down period. Since HRL’s recommencement, blood collection has been slow due to low turnout of donors to blood collection sites or clinics. The lack of sufficient appropriate donors will impact HRL’s revenue and the timing of when operations become normal is unknown at this point in time.

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

EBITDA for the respective periods and a reconciliation of net loss to EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Net loss	(2,101,372)	(806,565)	(6,624,474)	(4,306,752)
Interest income	(39,584)	(223,054)	(260,990)	(695,208)
Depreciation - cost of goods sold & services	45,526	84,814	157,142	265,829
Depreciation and amortization - other operating costs & expenses	547,995	182,284	1,685,551	605,513
EBITDA	(1,547,435)	(762,521)	(5,042,771)	(4,130,618)

The deteriorating EBITDA for all periods is primarily as a result of the increased losses as a direct result of COVID-19.

Product Support

Product support relates to post-market technical support provided by us for the Xprecia Stride™ test devices.

Depreciation and Amortization Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Depreciation:
Charged to cost of goods sold & services	45,526	84,814	157,142	265,829
Charged to other operating costs & expenses	135,557	149,388	457,203	572,617
	181,083	234,202	614,345	838,446
Amortization	412,438	32,896	1,228,348	32,896
Total depreciation and amortization	593,521	267,098	1,842,693	871,342

Depreciation - other operating costs & expenses
Research and development	109,342	116,175	369,496	462,829
General and administrative	26,215	33,128	87,707	109,526
Product support	0	85	0	262
	135,557	149,388	457,203	572,617
Amortization	412,438	32,896	1,228,348	32,896
Depreciation and amortization - other operating costs & expenses	547,995	182,284	1,685,551	605,513

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

Research and Development Expenses

Research and development expenditure principally reflects the effort required in product development of the tests we are developing. Our primary focus currently is the research and development activities in the wine platform. Research and development expenditure decreased by 2% and 12%, respectively during the three and nine months ended September 30, 2020 compared to the same period in the previous financial year.

For the nine month period ended September 30, 2019, we were carrying out research and development activities in the coagulation platform pursuant to the Siemens Collaboration Agreement. Our product development focus is now on new biosensors testing platforms including for the wine industry. We are on track to launch our first new product during Q1 2021.

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

Research and development expenses consist of costs associated with research activities, as well as costs associated with our product development efforts, including pilot manufacturing costs. Research and development expenses include:

●	consultant and employee related expenses, which include consulting fees, salaries and benefits;
●	materials and consumables acquired for the research and development activities;
●	external research and development expenses incurred under agreements with third party organizations and universities; and
●

facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.

General and Administrative Expenses

General and administrative expenses currently consist principally of salaries and related costs, including stock option expense, for personnel in executive, business development, finance, accounting, information technology and human resources functions. Other general and administrative expenses include repairs and maintenance, insurance, facility costs not otherwise included in research and development expenses, consultancy fees and professional fees for legal including legal services and maintenance fees incurred for patent applications, audit and accounting services. General and administrative expenses decreased by 20% and 23%, respectively for the three and nine months ended September 30, 2020 compared to the same period in the previous financial year.

The decrease was primarily due to legal and consultant fees incurred as part of contract negotiations supporting customer relationship management and partner development during the three and nine months ended September 30, 2019. This matter was resolved when we entered into certain definitive agreements with Siemens on September 18, 2019.

Interest Income

Interest income decreased by 82% and 62%, respectively during the three and nine months ended September 30, 2020 when compared to the same period in the previous financial year. The decrease in interest income is generally attributable to the lower amount of funds available for investment and lower interest rates.

Financing Costs

Disclosed in this account is accretion expense which reflects the increase in the carrying amount of an ARO.

Research and development tax incentive income

In the nine months ended September 30, 2020 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2020 will be less than A$20,000,000 and accordingly A$493,297 and $1,679,558, respectively has been recorded as a research and development tax incentive income for the three and nine months ended September 30, 2020.

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

Other

Other income is as follows for the relevant periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	A$	A$	A$	A$
Insurance recovery	0	0	600,000	0
Federal and state government subsidies	374,491	0	876,317	0
Rental income	49,600	25,000	141,734	25,000
Other	142	13,016	1,155	5,994
	424,233	38,016	1,619,206	30,994

Insurance recovery represents partial reimbursement of our legal costs which was incurred during mediation with Siemens. Federal and state government subsidies which primarily includes Australian job keeper payments and Canada Emergency Wage Subsidy, represent assistance provided by these authorities as a stimulus during COVID-19.

Certain Uncertainties

The Company is monitoring the potential impact of the novel coronavirus (COVID-19), if any, on the carrying value of certain assets. To date, as a direct result of COVID-19, the HRL operations were temporarily shut-down on March 24, 2020. HRL’s operations recommenced on May 25, 2020 and the temporary shut-down had a negative impact on HRL’s revenue and our ability to produce Xprecia StrideTM strips. HRL collects blood samples from donors located at hospital clinics and community blood collection sites. These blood samples are used for calibration and testing services. Xprecia StrideTM strips produced by UBI are required to be calibrated so that all products agree with an international standard. The calibration services are performed by HRL. Since HRL’s recommencement, the blood samples collected from donors have been low. The extent to which these events may impact the Company’s business moving forward will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company will continue to assess the financial impact.

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2020	2019
	A$	A$
Financial assets:
Cash and cash equivalents	23,049,940	30,229,530
Accounts receivables	173,089	116,626
Total financial assets	23,223,029	30,346,156
Debt:
Short and long term debt/loan	41,960	0
Total debt	41,960	0
Net financial assets	23,181,069	30,346,156

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations, and a term loan.

The decline in our net financial assets position is primarily a result of working capital maintenance.

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at September 30, 2020 or for the year ended December 31, 2019.

Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to our business and financial position.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk.  At September 30, 2020 and December 31, 2019, we did not have any assets or liabilities that utilize Level 3 inputs.  The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates, and incorporates non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of the Company when the derivative is in a net liability position).

We had no derivatives or outstanding contracts in place through the period ended September 30, 2020 and for the year ended December 31, 2019.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2020	2019
	A$	A$
Cash and cash equivalents	23,049,940	30,229,530
Working capital	21,933,231	26,912,358
Ratio of current assets to current liabilities	3.03 : 1	3.65 : 1
Shareholders’ equity per common share	0.22	0.26

The movement in cash and cash equivalents and working capital during the above periods was primarily due to working capital maintenance.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2020	2019
	A$	A$
Cash provided by/(used in):
Operating activities	(8,623,005)	33,239,631
Investing activities	(258,368)	(10,281,242)
Financing activities	43,644	3,400
Net increase/(decrease) in cash, cash equivalents and restricted cash	(8,837,729)	22,961,789

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

Off-Balance Sheet Arrangement

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.
(Registrant)

	By:	/s/ John Sharman
Date: October 29, 2020		John Sharman
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: October 29, 2020		Salesh Balak
Principal Financial Officer