Form 10-K
period 2020-12-31
UNIVERSAL BIOSENSORS INC
filed 2021-02-24
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

OR

☐ Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-52607

Universal Biosensors, Inc.

(Exact name of registrant as specified in its charter)

Delaware		98-0424072

(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

Universal Biosensors, Inc. 1 Corporate Avenue, Rowville, 3178, Victoria Australia	Telephone: +61 3 9213 9000 (Registrant’s telephone number,	Not Applicable
(Address of principal executive offices)	including area code)	(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was A$19,541,159 (equivalent to US$13,323,162) as of June 30, 2020.

There were 177,621,854 shares of the registrant’s common stock, par value US$0.0001 per share, outstanding as of February 18, 2021.

Documents incorporated by reference:

Certain information contained in the registrant’s definitive Proxy Statement for the 2021 annual meeting of stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Information contained on pages F-2 through F-39 of our Annual Report to Stockholders for the fiscal year ended December 31, 2020 (our “2020 Annual Report”) is incorporated by reference in our response to Items 7, 7A, 8 and 9A of Part II.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, our customers and partners’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●

the impact of global economic and political developments on our business, including economic slowdowns or recessions that may result from the outbreak of COVID-19, which could harm our commercialization efforts for our products as well as the value of our common stock and our ability to access capital markets, if required;

●

natural and manmade disasters, including pandemics such as COVID-19, and other force majeures, which could impact our operations, and those of our partners and other participants which operates within our industry;

●	our business and product development strategies;
●	our expectations with respect to collaborative, strategic or distribution arrangements;
●	our expectations with respect to the timing and amounts of revenues from our customers and partners;
●	our expectations with respect to the services we provide to, and the development projects we undertake for, our customers and partners;
●	our expectations with respect to regulatory submissions, clearances, market launches of products we develop or are involved in developing;
●	our expectations with respect to sales of products we develop or are involved in developing and the quantities of such products to be manufactured by us;
●	our expectations with respect to our research and development programs, the timing of product development and our associated research and development expenses;
●	the ability to protect our owned or licensed intellectual property; and
●	our estimates regarding our capital requirements, the sufficiency of our cash resources, our debt repayment obligations and our need for additional financing.

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

The Company is continuing to build a multi-product stable of biosensors in large markets and has recently placed emphasis on expanding its existing molecular detection limits and in so doing using our hand held biosensors testing platform to develop products used in oneology (wine industry), human health including coagulation, women’s health and fertility, oncology, veterinarian and environmental testing.

The Company recently launched its new product, the SENTIA™ Wine Analyser (“Sentia”). The first SENTIA™ Wine Analyser test is used to test for Free Sulphur Dioxide. Additional products including tests for Malic Acid, Glucose & Fructose, Acetic Acid and Total Acid are in development. The Company plans to develop and commercialize these products within the next 18 months (where possible). The total wine test market is estimated to be A$800 million.

During the period, the Company entered into an exclusive Distribution Agreement with Grapeworks Pty Ltd for the distribution of our Sentia products in Australia.

In January 2020 the Company entered into a non-exclusive distribution agreement with Enartis Inc to distribute Sentia products in the USA.

Additional distribution agreements for the Company’s Sentia products are expected to be finalized during 2021.

During December 2020, the Company entered into a global exclusive license agreement with LifeScan Global Corporation to develop a biosensor strip and a meter to be used for the detection and monitoring of diabetes in animals. This market is projected to grow at a CAGR of 11.35% and is estimated to be A$372 million in 2026.

During December 2020, the Company entered into a services agreement with Bayer Inc. pursuant to which the Company will provide testing services to Bayer Inc. at HRL. Revenue to be generated from this contract is expected to be CAD$1.3million over 30 months.

We have worked with Siemens Healthcare Diagnostics Inc. (“Siemens”) since 2012 in relation to a range of products for the point-of-care coagulation testing market, pursuant to a collaboration agreement with Siemens (the “Collaboration Agreement”). On September 9, 2019, we entered into certain binding term sheets with Siemens (the “Siemens Term Sheets”) and on September 18, 2019, we entered into a commercial and distribution agreement with Siemens (the “Siemens Distribution Agreement”) and a supply agreement with Siemens (the “Siemens Supply Agreement” and together with the Siemens Term Sheets and the Siemens Distribution Agreement the “2019 Siemens Agreements”). The 2019 Siemens Agreements remain ongoing and, pursuant to such agreements:

●	Siemens has committed to order a certain minimum amount of Xprecia Stride™ strips from UBI until the agreement expires in March 2023; and
●	The Company has the right to pursue partnership and distribution opportunities for point-of-care coagulation products outside of our arrangement with Siemens.

The Company has begun to pursue opportunities to develop Xprecia Stride™ in global markets and continues to invest in the development of a new point-of-care coagulation device which is expected to commence clinical trials during 2021. This market is estimated to be A$1 billion.

We are required to file a Form 10-K as a result of UBI being registered under the U.S. Securities and Exchange Act of 1934, as amended.

COVID-19

The Company is monitoring the potential impact of the novel coronavirus (COVID-19), if any, on the carrying value of certain assets. To date, as a direct result of COVID-19, the HRL operations were temporarily shut-down on March 24, 2020. HRL’s operations recommenced on May 25, 2020 and the temporary shut-down had a negative impact on HRL’s revenue and our ability to produce Xprecia Stride™ strips during this period. HRL collects blood samples from donors located at hospital clinics and community blood collection sites. These blood samples are used for calibration and testing services. Xprecia Stride™ strips produced by UBI are required to be calibrated so that all products agree with an international standard. The calibration services are performed by HRL. The future impact of COVID-19 on the Company’s operations and domestic and global economic conditions remains uncertain. The Company will continue to assess the financial impact.

Our Strategy

Key aspects of our strategy for increasing shareholder value include:

●	commercializing our existing product portfolio, undertaking feasibility and development activities, manufacturing products and providing laboratory services;
●	extending and demonstrating the broader application of our technology;
●	entering into collaborative, strategic or distribution arrangements with industry participants with respect to specific tests or specific fields; and
●	identifying and pursuing related opportunities for growth.

Our plan of operations over the remainder of the fiscal year ending December 2021 is to:

●	launch our Sentia, Free Sulphur Dioxide wine testing product world-wide;
●	finalise the development and launch Sentia’s Glucose, Fructose and Malic Acid wine tests world-wide;
●	seek to enter into collaborative, strategic or distribution arrangements with industry participants with respect to the development and commercialization of our products;
●	manufacture products;
●	undertake feasibility and development work to enhance our technology detection limits;
●	provide the necessary post-market support for our customers and partners;
●	provide laboratory services for our customers and partners;
●	develop new applications for our technology platform in markets with commercial potential; and
●	identify, investigate and evaluate merger & acquisition opportunities.

Description of our business

Industry background

We operate in the high growth, point-of-care segment of the global in vitro diagnostics (IVD) industry and other industries where point-of-use devices are or can be used. A large proportion of testing in these industries has historically been performed either by using expensive equipment or by trained personnel at dedicated or centralized testing sites including hospital laboratories and commercial laboratories. Significant interest has developed in techniques and technologies that allow testing to be performed “on-the-spot” in real time. While not all tests are suited to being performed at the point-of-use, we believe our electrochemical cell technology and other technologies could be a suitable platform for adapting a number of tests to a point-of-use format as it offers speed, ease of use, reliability, accuracy at a low cost in alternative industries.

Point-of-use tests in development and partnering strategy

We are working to demonstrate the broader application of our technology platform for markets with significant commercial potential. To date, we have developed a blood glucose test for detection and monitoring of diabetes in humans with LifeScan and a coagulation Prothrombin Time International Normalized Ratio (“PT-INR”) test with Siemens, both of which are now sold by LifeScan and Siemens, respectively. The PT-INR tests are also marketed and sold by UBI as well. Building upon the success of these globally launched products, the Company continues to focus on the point-of-use market and has recently launched its first new product, the SENTIA™ Wine Analyser. The first SENTIA™ Wine Analyser test is testing for Free Sulphur Dioxide. The Company continues to further develop other tests to be used in the wine industry. Amongst other development work, we have commenced development of a strip and a meter to be used for the detection and monitoring of diabetes in animals.

Principal products and services

UBS is the manufacturer and distributor of PT-INR coagulation test strips and the distributor of the Siemens’ Xprecia Stride™ Coagulation Analyzer. HRL conducts coagulation testing and calibration services. We have also recently commenced the manufacture of the Sentia Free Sulphite test strips for distribution to our partners. UBS also conducts research and development to demonstrate the broader application of its technology platform.

Facilities

UBS leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. UBS has had ISO 13485 certification continuously at that site since May 2007. The lease for 1 Corporate Avenue was terminated and a new lease entered into simultaneously in January 2021. The lease now expires on December 31, 2025 with an option to renew the lease for two further terms of five years each.

HRL leases approximately 482 square meters of office and laboratory facilities at 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario. As part of the acquisition of the assets of the Hemostasis Reference Laboratory business in December 2016, HRL was transferred ISO 13485:2003 and ISO 13485 certification, which has been held continuously at the site since May 15, 2014 and July 2011, respectively. The lease for 711 Concession Street expires on January 31, 2022. Either HRL or its landlord can terminate the lease early by giving 6 months’ notice.

Raw materials

Raw materials essential to our business are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. Certain of our products in development may be more reliant on sole sources of supply. The use of sole sourced materials may be due to sourcing of proprietary and/or patented technology and processes that are intended to provide a unique market differentiation to our product. UBI continuously assesses its sole sourced raw materials and maintains business continuity plans with its suppliers. UBI’s continuity plans may include securing secondary supply with alternate suppliers, qualification of alternate manufacturing facilities, maintaining contingency stock and securing a long lead time for the supply of raw materials once notice of termination is given by the supplier. While UBI works closely with its suppliers, there may nonetheless be events that cause supply interruption, reduction or termination that adversely impacts UBI’s ability to manufacture and sell certain products.

Distribution

UBI’s products are marketed through independent distribution channels. With the exception of the impact of COVID-19 (refer to the “Certain Uncertainties” section of “Notes to Consolidated Financial Statements” for information concerning the continuing effect of COVID-19 on our business), order back log is not material to our business in as much as orders for our products generally are received and filled on a current basis. Our worldwide sales are not generally seasonal.

Regulatory clearances

UBI’s medical devices products and operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labelling, advertising, marketing and distribution, and market surveillance of UBI’s medical devices products.

UBI actively maintains FDA/ISO Quality Systems that establish standards for its product design, manufacturing, and distribution processes. Prior to marketing or selling most of its products, UBI must secure approval from the FDA and counterpart non-U.S. regulatory agencies. Following the introduction of a product, these agencies may engage in periodic reviews of UBI’s quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in FDA policies, can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, UBI anticipates these factors in its product development and planning processes. These agencies possess the authority to take various administrative and legal actions against UBI, such as product recalls, product seizures and other civil and criminal sanctions.

UBI also is subject to various federal and state laws, and laws outside the United States, concerning healthcare fraud and abuse (including false claims laws and anti-kickback laws), global anti-corruption, transportation, safety and health, and customs and exports. Many of the agencies enforcing these laws have increased their enforcement activities with respect to medical device manufacturers in recent years.

UBI believes it is in compliance in all material respects with applicable law and the regulations promulgated by the applicable agencies (including, without limitation, environmental laws and regulations), and that such compliance has not had, and will not have, a material adverse effect on our operations or results.

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

Our point-of-use tests in development draw upon an extensive portfolio of patents and patent applications as well as know-how either owned by UBS or licensed to UBS. We patent the technology, inventions and improvements that we consider important to the development of our business.

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

Trademarks

We own the “SENTIA” trademark which will be used to market our wine testing products.

The practices of the registrant and the industry (respective industries) relating to working capital items.

The nature of the Company's business requires it to maintain sufficient levels of inventory to meet contractually agreed delivery requirements of its customers. Significant amounts of inventory are not retained by the Company as it does not have to meet rapid delivery requirements. The Company provides its customers with payment terms prevalent in the industry. The Company generally does not provide extended payment terms to its customers.

Dependence on single customer

In 2019 a majority of our revenue was from Siemens. Our total revenue as disclosed below is attributed to countries based on location of customer. Location has been determined generally based on contractual arrangements.

	Years Ended December 31,
	2020	2019
	A$	A$
Home country - Australia	5,003,332	3,677,486
Foreign countries
- U.S.A.	179,195	1,437,998
- Germany	2,547,820	4,785,384
- Switzerland	68,334	235,945
- Canada	501,948	296,183
- Other	144,891	155,451
Total - foreign countries	3,442,188	6,910,961
Total income	8,445,520	10,588,447

% of total income derived from -
- Siemens	29%	53%
- Other	71%	45%

We did not have any significant backlog orders as of December 31, 2020 and 2019.

Competitive conditions of our business

UBI operates in the increasingly challenging medical devices and non-medical devices technology marketplace. Technological advances and scientific discoveries have accelerated the pace of change in technology. The regulatory environment of medical devices products is becoming more complex and vigorous, and economic conditions have resulted in a challenging market. Companies of varying sizes compete in the global technology field. Some are more specialized than UBI with respect to particular markets, and some have greater financial resources than UBI. New companies have entered the field and established companies have diversified their business activities into the technology area. Acquisitions and collaborations by and among companies seeking a competitive advantage also affect the competitive environment. In addition, the entry into the market of manufacturers located in China and other low-cost manufacturing locations are creating increased pricing pressures, particularly in developing markets.

UBI competes in this evolving marketplace on the basis of many factors, including price, quality, innovation, service, reputation, distribution and promotion. In order to remain competitive in the industries in which UBI operates, it continues to make investments in research and development, quality management, quality improvement, product innovation and productivity improvement.

Human capital management

As of February 18, 2021, we had 60 employees worldwide, of whom 14 employees were based outside of Australia – females represent 52% of our workforce, including 33% of senior management. None of our employees are subject to a collective bargaining agreement. Through our long operating history and experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. As such, almost 90% of our workforce are permanently employed to ensure throughput of growth and development. We believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages in each of our locations around the globe. Further, from professional development opportunities to leadership training, we have development programs and on-demand opportunities to cultivate talent throughout the Company. We are also focused on understanding our diversity, inclusion, strengths and opportunities when executing on a strategy to support further progress. Finally, health and safety are also top priorities for our personnel, with the Safety Committee meeting monthly to review any incidents, implement additional or update existing safety procedures across the whole operation – only 1 incident was reported in 2020 with no time lost recorded.

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

Key Business Risks

The recent and ongoing COVID-19 pandemic could materially affect our operations, employee availability, financial condition, liquidity and cash flow and the length of such impacts are uncertain.

COVID-19 has spread to Australia and to other countries, including in each of the areas in which our company and our suppliers and customers operate. The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by COVID-19, and the duration of such impact, may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital in the event it is required and negatively affect our future liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock. The COVID-19 pandemic continues to evolve rapidly.

The spread of COVID-19 impacts several of our partners and may result in disruption of the supply chain of products and delays in shipments, product development and product launches. In addition, demand for products that include our technologies may be negatively impacted due to economic uncertainty from COVID-19 and a decline in spending by our customers.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, enabling and encouraging remote work, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, partners, and community. These actions may adversely impact our productivity and cause delays on new and existing projects. Such delays may negatively impact our revenues. Further, there is no certainty that the measures we have taken or will take will be sufficient to mitigate the risks posed by the virus to the well-being and productivity of our workforce.

We are monitoring the global outbreak and spread of COVID-19 and taking steps in an effort to identify and mitigate the adverse impacts on, and risks to, our business (including but not limited to our employees, suppliers, customers and other business partners) posed by its spread and the governmental and community reactions thereto. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps in an effort to help keep our workforces healthy and safe.

We may enter into collaborations, licensing arrangements, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues or our business would be severely harmed if our key contracts are terminated, or if counterparties to our key contracts do not meet their performance obligations under those contracts.

In the ordinary course of our business, we may enter into collaborations, licensing arrangements, strategic alliances or partnerships to develop proposed products or technologies, pursue new markets, or protect our intellectual property assets. We may also elect to amend or modify similar agreements that we already have in place. Proposing, negotiating and implementing collaborations, licensing arrangements, strategic alliances or partnerships may be a lengthy and complex process, and may subject us to business risks. For example, other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities, or may be the counterparty in any such arrangements. We may not be able to identify or complete any such collaboration in a timely manner, on a cost-effective basis, on acceptable terms or at all. In addition, we may not realize the anticipated benefits of any such collaborations that we do identify and complete. In particular, these collaborations may not result in the development of products or technologies that achieve commercial success or result in positive financial results, or may otherwise fail to have the intended impact on our business.

Additionally, we may not be in a position to exercise sole decision-making authority regarding a collaboration, licensing or other similar arrangement, which could create the potential risk of creating impasses on decisions. Further, our collaborators and business partners may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators and other business partners, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, termination rights or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our arrangement with them or our future products. Disputes between us and our current, future or potential collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

For example, we have entered into a license agreement with LifeScan Global Corporation, which provide us exclusive license to develop a test strip and meter to be used for the detection and monitoring of diabetes in animals. Under certain circumstances, the agreement may be terminated by LifeScan Global Corporation including if we don’t launch the product within a specified period of time, if the product is not launched in certain key territories within a specified period of time and if rolling twelve months sales falls below a certain level after a specified period of time. The termination of our existing license agreement with LifeScan Global Corporation would disrupt our ability to commercialize the product which could have a material adverse impact on our financial condition and results of operations, negatively impact our ability to compete and cause our stock price to decline.

Furthermore, the License Agreement with LifeScan imposes material obligations on us. LifeScan may terminate the License Agreement if we fail to use commercially reasonable efforts to commercialise and fail to provide evidence of our compliance within 90 days of written notice, are liquidated or wound up, or are in persistent and material breach of our obligations and fail to remedy the breach within 90 days of written notice requiring us to do so. If we were to breach the License Agreement and LifeScan were to validly terminate the agreement in response, it would severely and adversely affect our financial results, business and business prospects and the future of our research and development activities. Amongst other things, it would seriously restrict or eliminate our ability to develop and commercialize our own tests and our ability to grant further sublicenses, which would restrict or eliminate our commercialization opportunities. If the License Agreement was terminated, any sublicense under the License Agreement previously granted by us to a third party that is in effect immediately prior to such termination (which would include licenses granted to Siemens under the Collaboration Agreement) would survive termination as a direct license from LifeScan to such sublicensee, provided certain conditions are met, including that the sublicensee is not in material breach of any provision of the License Agreement and agrees to be bound to the terms of the License Agreement with respect to the applicable sublicense field.

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

We may face challenges in marketing and selling our products, and training new customers on the use of our products which could impact our revenues.

We have recently launched our first new product, the SENTIA™ Wine Analyser.

We have limited experience marketing and selling Sentia products as well as training new customers on their use, particularly in international markets. Our financial condition and operating results are and will continue to be highly dependent on our ability to adequately promote, market and sell our products, and our ability to train new customers on the use of our products. If our sales and marketing representatives fail to achieve their objectives, our sales could decrease or may not increase at levels that are in line with our forecasts.

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

Our sales and marketing efforts are dependent on independent distributors who are free to market products that compete with our products. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.

We believe a majority of our sales will be to independent distributors for the foreseeable future who may also sell the products of our competitors. If we are unable to maintain or expand our network of independent distributors, our revenues may be negatively impacted.

If any of our key independent distributors were to cease to distribute our products or reduce their promotion of our products as compared to the products of our competitors, our sales could be adversely affected. In that case, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or we may engage direct sales representatives, which may not prevent our revenues from being adversely affected. Additionally, to the extent we enter into additional arrangements with independent distributors to perform sales, marketing or distribution services, the terms of the arrangements could result in our product margins being lower than if we directly marketed and sold our products.

Our products may not be successful in the marketplace.

Our success and the success of products that we are involved in developing, including Sentia, is ultimately dependent on the level of continued market acceptance and sales of those products. Continued market acceptance will depend on, amongst other things, the ability to provide and maintain evidence of safety, efficacy and cost effectiveness of the products, the advantages and profile over competing products, the level of support from the industry experts, the relative convenience and ease of use, cost-effectiveness compared to other products, the availability of reimbursement from national health authorities, the timing of regulatory clearances and market introduction and the success of marketing and sales efforts by our customers and partners. Additionally, it is difficult to determine the market opportunity for new technologies and our estimates may not accurately reflect the actual demand in the target markets or new competitive product introductions may disrupt current market conditions and decrease our commercial opportunities and impact on our revenue.

Our commercial opportunities will be reduced or eliminated if the size of the market opportunity is less than we expect or if our competitors develop and commercialize products that are safer, more effective, more convenient, less expensive, or reach markets sooner or are marketed better than products that we are involved in developing or are currently being marketed by our partners.

The coagulation test strips for the Xprecia Stride™ Coagulation Analyzer which we developed with Siemens were first released in Europe in December 2014. Sales of the product have remained comparatively low relative to initial expectations and accordingly we have a limited track record of market acceptance of the product. Revenue derived from this product is likely to remain conservative in 2021 given the uncertainty of customer transition from Siemens and uncertainty of our ability to attract new customers and distributors. Further, there can be no guarantee this product, or any of the other products in development, will gain market share in a timely fashion (or at all). Competitors such as Roche Diagnostics have well established brand recognition, sales and marketing forces, product development programs and have significant resources available to support their products.

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

The success of our business is heavily dependent upon market factors such as growth of the point of use testing market and our ability to compete effectively within the highly competitive market.

Our business success relies on the growth of both the existing and emerging point of use testing market. We cannot be sure that this market will grow as we anticipate. Such growth will require continued support and demand from users, payers, patients and healthcare professionals and the endorsement by professional bodies that influence point of use tests. Research and clinical data may not sufficiently support point of use testing, nor may the economic benefits sufficiently support point of use testing as an alternative to current practice. Even if the data is compelling, significant resources may be required to educate users and change in practice may be slower and more costly than we anticipate. If point of use testing fails to be adopted at the rate we expect, the sector may remain unattractive to the size of partner we seek to attract and as a consequence, we may need to change our business model. This may require us to incur more cost and/or our anticipated growth will be adversely affected and our results will suffer.

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

We completed a scaled-down restructure in 2019 to align cost management with the current business strategy.  While management expects the current organization structure to be adequate in achieving its business objectives, there is no guarantee that key personnel will not resign to seek new opportunities.

Operational Risks

New product design and development and clinical/validation testing is costly, labor intensive and the outcomes uncertain.

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

We are dependent on our suppliers.

Similar to most major manufacturers in our industry, we are dependent upon our suppliers for certain raw materials and components. We have preferred suppliers, making us vulnerable to supply disruption, which could harm our business and delay manufacturing operations. We seek to enter into long term contractual arrangements with certain of our suppliers, however we may not always be able to do so on acceptable terms.  If our manufacturing requirements change, such long-term contractual arrangements may cause us to have excess or obsolete inventory. We may not be able to guarantee the supply of certain of our materials which may in turn affect our ability to supply product to our customers. We may have difficulty locating alternative suppliers in a timely manner or on commercially acceptable terms, and switching components may require product redesign and further regulatory clearance which could significantly delay production. Likewise, our customers and partners are subject to supply risks which may delay their ability to supply customers with product which would impact our revenue and have a consequential adverse effect on our business and results of operations. Supply disruption may also impact on our research and development programs.

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

Our business strategy depends on our ability to manufacture our current and proposed products in sufficient quantities and on a timely basis so as to meet consumer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks related to our manufacturing capabilities, including:

●	quality or reliability defects in product components that we source from third-party suppliers;
●	our inability to secure product components in a timely manner, in sufficient quantities and on commercially reasonable terms;
●	difficulty identifying and qualifying alternative suppliers for components in a timely manner;
●	implementing and maintaining acceptable quality systems while experiencing rapid growth;
●	our failure to increase production of products to meet demand;
●

our inability to modify production lines and expand manufacturing facilities to enable us to efficiently produce future products or implement changes in current products in response to consumer demand or regulatory requirements;

●	our inability to manufacture multiple products simultaneously while utilizing common manufacturing equipment; and
●	potential damage to or destruction of our manufacturing equipment or manufacturing facilities.

As demand for our products increases, and as the number of our commercial products expands, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. We may also increase our utilization of third parties to perform contracted manufacturing services for us, and we may need to acquire additional custom designed equipment to support the expansion of our manufacturing capacity. In addition, although we expect some of our products under development to share product features and components with our current products, manufacturing of these products may require modification of our production lines, hiring of specialized employees, identification of new suppliers for specific components, qualifying and implementing additional equipment and procedures, obtaining new regulatory approvals, or developing new manufacturing technologies. Ultimately, it may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable.

If we fail to increase our production capacity to meet consumer demand while also maintaining product quality standards, obtaining and maintaining regulatory approvals, and efficiently managing costs, our revenues and operating margins could be negatively impacted, which would have an adverse impact on our financial condition and operating results.

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

We have largely funded our operations and capital expenditures from revenues from lump sum service fees and quarterly service fees from LifeScan and the sale of other products and provision of services and with proceeds from the sale of our securities, debt financing, government grants and rebates including the research and development tax incentive income and interest on investments.  Since 2019, we no longer have had the benefit of revenues from LifeScan and the revenue from the sale of other products and provision of services only funded a small portion of our operating expenses. For the 2021 financial year, we expect to generate revenues from the sale of our Xprecia Stride™ product, wine testing products and through the provision of services undertaken by HRL. If our revenues are not significant, we will continue to incur operating losses on an annual basis.

To implement our business strategy and achieve consistent profitability, we need to, among other things, increase sales of our products and the gross profit associated with those sales, maintain an appropriate customer service and support infrastructure, fund ongoing research and development activities, create additional efficiencies in our manufacturing processes while adding to our capacity, and obtain regulatory clearance or approval to commercialize our products currently under development. We expect our expenses will continue to increase as we pursue these objectives and make investments in our business. Additional increases in our expenses without commensurate increases in sales could significantly increase our operating losses.

The extent of our future operating losses and the timing of our profitability are highly uncertain in light of a number of factors, including the timing of the launch of new products and product features by us and our competitors, market acceptance of our products and competitive products and the timing of regulatory approval of our products and the products of our competitors. Any additional operating losses will have an adverse effect on our stockholders’ equity, and we cannot assure you that we will be able to sustain profitability.

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

Additionally, the HRL lease currently expires on January 31, 2022 with no further options to extend the current lease. We are currently looking for an alternative site. In the event we cannot find an alternative site or there is a delay in finding an alternative site, our operations will be significantly affected as we won’t be able to conduct testing services for our customers and partners. In addition we would not be in a position to continue manufacturing Xprecia Stride™ strips as the mandatory calibration process as required by the regulations is also performed by HRL.  In the event we are not able to supply the Xprecia Stride™ strips to Siemens, we will be in breach of the 2019 Siemens Agreements and Siemens may call upon the US$5 million bank guarantee we have provided.  Relocation of these services to an alternative site may also take considerable time and cost to implement. The rental of the alternative site may also be considerably higher than the existing facility which will impact our operations.

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

Legal and Regulatory Risks

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

Risks associated with regulatory clearance and changes to regulation.

The medical devices products we are involved in developing are subject to extensive regulation in all major markets. The process of obtaining regulatory clearance is costly and time consuming and there can be no assurance that the required regulatory clearances will be obtained. Products cannot be commercially sold without regulatory clearance. We and our customers and partners may be unable to obtain the necessary clearances to sell or if the clearances are delayed, revoked or subject to unacceptable conditions, the product may not be able to be commercialized which would have a material adverse effect on us.

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

If we are found to have violated laws concerning the privacy and security of patient health information or other personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of domestic and international laws protecting the privacy and security of personal information. These laws place limits on how we may collect, use, share and store medical information and other personal information, and they impose obligations to protect that information against unauthorized access, use, loss, and disclosure.

If we, or any of our service providers who have access to the personal data for which we are responsible, are found to be in violation of the privacy or security requirements, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results. Although we utilize a variety of measures to secure the data that we control, even compliant entities can experience security breaches or have inadvertent failures despite employing reasonable practices and safeguards.

We may also face new risks relating to data privacy and security as the United States, individual U.S. states, E.U. member states, and other international jurisdictions adopt or implement new data privacy and security laws and regulations as we continue to commercialize our products worldwide. For example, the California Consumer Privacy Act, which took effect on January 1, 2020, may impose additional requirements on us and increase our regulatory and litigation risk. As we continue to expand, our business will need to adapt to meet these and other similar legal requirements.

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

Tax Risks

Our ability to carry forward our Australian tax losses and certain other tax attributes may be impacted.

As of December 31, 2020, we had A$17,442,446 of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$3,374,776 of non-refundable R&D tax offset as at December 31, 2020. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years.

To continue to offset our accumulated tax losses and the non-refundable R&D tax offset against future earnings, we have to meet the requirements of the Continuity of Ownership Test (“COT”) and failing that the Same Business Test (“SBT”). A taxpayer generally satisfies the COT where the company can demonstrate at all times that the same persons (i.e. ultimate individual owners) beneficially held more than 50% of the voting power in the company; and the rights to more than 50% of the company’s dividends; and the rights to more than 50% of the company’s capital distributions, for the period commencing at the beginning of the loss year (i.e. the year that the relevant tax loss was incurred) to the end of the income year in which the company seeks to utilize the loss. In performing a SBT analysis, UBI would need to show that the activities undertaken by the business immediately prior to the COT breach is either the same or similar to the business activities undertaken in the loss recoupment year.

Our share ownership may change overtime and we may not be able to satisfy COT and we may venture into other businesses which are not similar to our existing activities hence we may not be able to utilize our losses for offset against future earnings which will negatively impact our cash flows.

We benefit from government grants and rebates.

Our principal sources of liquidity are cash flows from operations (revenue from services and product sales). We have also financed our business operations through government grants and rebates, including the refundable tax offset (“tax incentive income”). The refundable tax offset is one of the key elements of the Australian Government’s support for Australia’s innovation system and if eligible, provides the recipient with cash based upon our eligible research and development activities and expenditures. For the year ended December 31, 2019, our aggregate turnover was less than A$20,000,000 and we received a tax incentive income of A$2,804,096. Additionally, we will be eligible to make this claim for the year-ended 2020 as our revenues are less than A$20,000,000. Despite these, there can be no assurance that we will qualify and be eligible for such incentives or that the Australian Government will continue to provide incentives, offsets, grants and rebates on similar terms or at all.

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

Pursuant to the U.S. tax reform rules, we are subject to regulations addressing Global Intangible Low-Taxed Income ("GILTI") effective from 2018. The GILTI rules are provisions of the U.S. tax code enacted as a part of tax reform legislation in the U.S. passed in December 2017. Mechanically, the GILTI rule functions as a global minimum tax for all U.S. shareholders of controlled foreign corporations (“CFCs”) and applies broadly to certain income generated by a CFC. The Internal Revenue Services in the U.S. (“IRS”) issued their first set of guidance on GILTI in September 2018 and is expected to provide further guidance on the treatment of GILTI. We continue to review the anticipated impacts of the GILTI rules and other legislation passed under the U.S. Tax Cuts and Jobs Act.

Risks Related to the Ownership of Our Shares

The price of our shares is highly volatile and could decline significantly.

Our shares of common stock in the form of CDIs were quoted on the ASX and began trading on December 13, 2006. The price of our shares is highly volatile and could decline significantly. The market price of our shares historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the entry into, or termination of, key agreements, including collaboration and supply agreements and licensing agreements with key strategic partners;
●	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan if additional financing becomes necessary;
●	future sales of our common stock or debt or convertible debt securities or other capital-raising activities, and the terms of those issuances of securities;
●	time to market and future revenue streams from product sales, if any, by our collaborative partners, and the extent of demand for, and sales of, our products;
●	the initiation of material developments in, or conclusion of disputes or litigation with our customers or partners or to enforce or defend any of our intellectual property rights or otherwise;
●	our results of operations and financial condition, including our cash reserves, cash burn and cost level;
●	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize products;
●	the loss of key employees;
●	the introduction of technological innovations or other products by our competitors;
●	sales of a substantial number of CDIs by our large stockholders;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	issuance of shares by us, and sales in the public market of the shares issued, upon exercise of our outstanding warrants; and
●	period-to-period fluctuations in our financial results.

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

Single stockholders with significant holdings or relatively small groups of stockholders have the power to influence matters requiring the approval of stockholders. Viburnum Funds Pty Ltd, as investment manager for its associated funds and entities holds a beneficial interest and voting power over approximately 15% of our shares. For details of our substantial stockholders and the interests of our directors, refer to “Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

●

the division of our Board into classes whose terms expire at staggered intervals over a three year period and advance notice requirements for nominations to our Board and proposing matters that can be acted upon at shareholder meetings;

●	our stockholders do not have the power to call special meetings of our stockholders; and
●	the requirement that actions by our stockholders by written consent be unanimous.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law that, subject to exceptions, would prohibit us from engaging in any business combinations with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder.

Other Risks

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

Limitation on Independent Registered Public Accounting Firm’s Liability.

The liability of PricewaterhouseCoopers (an Australian partnership which we refer to as PwC Australia), with respect to claims arising out of its audit report included in this Annual Report, is subject to the limitations set forth in the Professional Standards Act 1994 of New South Wales, Australia, as amended (the Professional Standards Act) and Chartered Accountants Australia and New Zealand (NSW) scheme adopted by Chartered Accountants Australia and New Zealand on 8 October 2019 and approved by the New South Wales Professional Standards Council pursuant to the Professional Standards Act (the NSW Accountants Scheme). For matters occurring on or prior to 7 October 2019, the liability of PwC Australia may be subject to the limitations set forth in predecessor schemes. The current NSW Accountants Scheme expires on 7 October 2024 unless further extended or replaced.

The Professional Standards Act and the NSW Accountants Scheme may limit the liability of PwC Australia for damages with respect to certain civil claims arising in, or governed by the laws of, New South Wales directly or vicariously from anything done or omitted to be done in the performance of its professional services for us, including, without limitation, its audits of our financial statements. The extent of the limitation depends on the timing of the relevant matter and is:

●	in relation to matters occurring on or after 8 October 2013, a maximum liability for audit work of A$75 million; or
●

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

UBS leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. The lease for the premises at 1 Corporate Avenue Rowville was terminated and a new lease entered into simultaneously in January 2021. The lease now expires on December 31, 2025 with an option to renew the lease for two further terms of five years each.

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

HRL leases approximately 482 square meters of office and laboratory facilities at 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario. The lease for 711 Concession Street expires on January 31, 2022. Either HRL or its landlord can terminate the lease early by giving 6 months’ notice.

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

Security details

As of February 18, 2021, there were 177,611,854 shares of our common stock issued and outstanding and 8,562,450 employee options that are exercisable for an equivalent number of shares of common stock (9,062,450 of which were exercisable or exercisable within 60 days thereafter). All of our issued and outstanding shares of common stock are fully paid.

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

Holders

Currently, CDN holds the majority of our shares on behalf of and for the benefit of the holders of CDIs. The balance of the shares are held by certain of our employees generally as part of our restricted employee share scheme. Set out below is the approximate aggregate number of our registered holders of CDIs and shares at the specific date below:

Date	Total Number of Registered Holders	Number of Registered Holders that are United States Residents
At February 18, 2021	1,787	8

Dividends

To date, we have not declared or paid any cash dividends on our shares or CDIs.

Exercise of Employee Stock Options

The table below sets forth the number of employee stock options exercised and the number of shares of common stock issued within the past three financial years. We issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act of 1933 on the basis that none of the recipient of such shares are "U.S. person" as such term is defined in Regulation S.

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price	Proceeds Received (A$)
2020
December	40,000	0.00	0

2019
February	210,000	0.00	0
April	20,000	0.17	3,400
May	73,334	0.00	0
November	25,000	0.00	0
	328,334		3,400

2018
July	251,667	0.00	0
August	251,667	0.00	0
November	50,000	0.00	0
	553,334		0

The funds have been and will be used for working capital requirements including the continued development of our existing pipeline of point of use tests and to identify and develop additional tests.

Restricted Employee Shares Issued to Employees

Our Employee Share Plan was adopted by the Board of Directors in 2009. The Employee Share Plan permits our Board to grant shares of our common stock to our employees and directors. The number of shares able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. All our permanent full-time employees are eligible for shares under the Employee Share Plan. The Company has in the past issued A$1,000 worth of restricted shares of common stock to employees of the Company, but no more frequently than annually. The restricted shares have the same terms of issue as our existing shares of common stock but are not able to be traded until the earlier of three years from the date on which the shares are issued or the date the relevant employee ceases to be an employee of the Company or any of its associated group of companies. We issue these shares in reliance upon exemptions from registration under Regulation S under the Securities Act on the basis that none of the recipient of such shares are "U.S. person" as such term is defined in Regulation S.

There were no restricted shares issued by the Company within the past two fiscal years.

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price (A$)

Balance at December 31, 2019	120,814	0.24
Release of restricted shares	(29,162)	0.24
Balance at December 31, 2020	91,652	0.24

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

There were no repurchases of equity securities in 2020.

ITEM 6.     SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our 2020 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages F2 to F11.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to our 2020 Annual Report under the captions “Consolidated Balance Sheets”, “Consolidated Statements of Comprehensive Income/(Loss)”, “Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)”, “Consolidated Statements of Cash Flows”, and “Notes to Consolidated Financial Statements”, on pages F13 through F39, and “Report of Independent Registered Public Accounting Firm” on page F12 of this 2020 Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  At the end of the period covered by this report, the Company and management evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. John Sharman, Principal Executive Officer and Salesh Balak, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Mr. Sharman and Mr. Balak concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of the assets of the Company;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and

●

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

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on this evaluation, our management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

/s/ John Sharman	/s/ Salesh Balak
John Sharman	Salesh Balak
Principal Executive Officer	Principal Financial Officer

February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are an emerging growth company and are not an accelerated filer or a large accelerated filer, and our, Independent Registered Public Accounting Firm is not required to test or report on the effectiveness of internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders in 2021 (the “2021 Proxy Statement”) under the captions “Management of the Company” and “Delinquent Section 16(a) Reports.”

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2021 Proxy Statement under the captions “Management of the Company – Compensation of Directors”, “Executive Compensation” and “Management of the Company – Board Committees – Compensation Committee Interlocks and Insider Participation.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the 2021 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the 2021 Proxy Statement under the captions “Certain Relationships and Related Transactions,” and “Management of the Company.”

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2021 Proxy Statement under the caption “Independent Public Accountants – Audit Fees.”

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)(1)	Financial Statements

(a)(2)

Financial Statement Schedules – Schedule II—Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

(a)(3) and (b) Exhibits – Refer below.

Exhibit Number	Description	Location
3.1	Amended and restated certificate of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.
3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.
4.3	Description of Securities	Incorporated by reference to our Annual Report on Form 10-K filed on February 26, 2020 as Exhibit 4.3.
10.1	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.
10.2	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.
10.3	Form of indemnity agreement entered into with directors of us, our chief financial officer and company secretary	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.
10.4	Employee Option Plan.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.7.
10.5	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.
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

10.10	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.
10.11	Deed of Extension of Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd dated March 24, 2014.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 25, 2014 as Exhibit 10.34.
10.12	Employment agreement between Universal Biosensors Pty Ltd and Mr. John Sharman effective March 3, 2020.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on May 1, 2020 as Exhibit 10.1
10.13	Definitive Agreements between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 18, 2019.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2019 as Exhibit 10.23
13.0	Annual Report.	Filed herewith.
14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.
21.0	List of Subsidiaries.	Filed herewith.
24.0	Power of Attorney.	Included on signature page.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

101

The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income/(Loss), (iii) the Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income/(Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

Universal Biosensors, Inc.
(Registrant)

Date: February 24, 2021	By:	/s/ John Sharman
John Sharman
Principal Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints John Sharman and Salesh Balak and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Sharman	Chief Executive Officer	February 24, 2021
John Sharman	(Principal Executive Officer)

/s/ Salesh Balak	Chief Financial Officer	February 24, 2021
Salesh Balak	(Principal Financial Officer)

/s/ Craig Coleman	Non-Executive Chairman and Director	February 24, 2021
Craig Coleman

/s/ Marshall Heinberg	Director	February 24, 2021
Marshall Heinberg

/s/ Judith Smith	Director	February 24, 2021
Judith Smith

/s/ David Hoey	Director	February 24, 2021
David Hoey