Form 10-Q
period 2021-03-31
UNIVERSAL BIOSENSORS INC
filed 2021-04-30
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,621,854 shares of Common Stock, U.S.$0.0001 par value, outstanding as of April 30, 2021.

UNIVERSAL BIOSENSORS, INC.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Consolidated condensed balance sheets at March 31, 2021 and December 31, 2020 (unaudited)	1
	2)	Consolidated condensed statements of comprehensive income/(loss) for the three months ended March 31, 2021 and 2020 (unaudited)	2
	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the period ended March 31, 2021 and 2020 (unaudited)	3
	4)	Consolidated condensed statements of cash flows for the three months ended March 31, 2021 and 2020 (unaudited)	4
	5)	Notes to consolidated condensed financial statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		20

Item 3	Quantitative and Qualitative Disclosures About Market Risk		26

Item 4	Controls and Procedures		27

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		28

Item 1A	Risk Factors		28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		28

Item 3	Defaults Upon Senior Securities		28

Item 4	Mine Safety Disclosures		28

Item 5	Other Information		28

Item 6	Exhibits		28

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101

SIGNATURES			29

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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2021	December 31, 2020
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	20,708,983	23,561,807
Inventories, net	1,697,840	1,879,853
Accounts receivable	639,768	73,073
Prepayments	827,813	107,511
Restricted cash	1,879,205	2,174,806
Other current assets	3,996,523	3,598,596
Total current assets	29,750,132	31,395,646
Non-current assets:
Property, plant and equipment	29,412,428	29,339,380
Less accumulated depreciation	(25,169,614)	(24,984,001)
Property, plant and equipment - net	4,242,814	4,355,379
Intangible assets	16,371,996	16,371,996
Less amortization of intangible assets	(2,488,077)	(2,084,605)
Intangible assets - net	13,883,919	14,287,391
Right-of-use asset	2,487,606	4,024,962
Restricted cash	2,199,205	2,318,507
Total non-current assets	22,813,544	24,986,239
Total assets	52,563,676	56,381,885

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	429,435	447,523
Accrued expenses	1,025,059	1,152,008
Contingent consideration	1,973,165	1,947,546
Other liabilities	2,694,820	2,659,534
Contract liabilities	854,744	1,628,426
Lease liability	569,090	524,844
Employee entitlements liabilities	641,154	602,711
Total current liabilities	8,187,467	8,962,592
Non-current liabilities:
Asset retirement obligations	2,631,842	2,734,800
Long-term loan - unsecured	62,539	40,741
Employee entitlements liabilities	25,498	20,960
Deferred income tax liability	3,050,837	3,050,837
Lease liability	2,061,999	3,594,531
Total non-current liabilities	7,832,715	9,441,869
Total liabilities	16,020,182	18,404,461

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil at March 31, 2021 (nil at December 31, 2020)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 177,621,854 shares at March 31, 2020 (177,611,854 at December 31, 2020)	17,762	17,761
Additional paid-in capital	93,578,711	93,570,030
Accumulated deficit	(55,317,296)	(47,679,272)
Current year loss	(1,430,309)	(7,638,024)
Accumulated other comprehensive loss	(305,374)	(293,071)
Total stockholders’ equity	36,543,494	37,977,424
Total liabilities and stockholders’ equity	52,563,676	56,381,885

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended March 31
	2021	2020
	A$	A$
Revenue
Revenue from products	1,163,690	368,745
Revenue from services	385,919	148,085
Total revenue	1,549,609	516,830
Operating costs and expenses
Cost of goods sold	542,037	415,518
Cost of services	297,069	219,213
Total cost of goods sold and services	839,106	634,731
Gross profit	710,503	(117,901)
Other operating costs and expenses
Product support	1,925	2,653
Depreciation and amortization	527,681	573,036
Research and development	1,407,507	1,235,095
Selling, general and administrative	1,189,817	1,373,733
Total operating costs and expenses	3,126,930	3,184,517
Loss from operations	(2,416,427)	(3,302,418)
Other income/(expense)
Interest income	17,360	139,132
Financing costs	(32,492)	0
Research and development tax incentive income	612,266	595,305
Exchange gain	123,767	456,378
Other income	265,217	648,534
Total other income	986,118	1,839,349
Net loss before tax	(1,430,309)	(1,463,069)
Income tax benefit/(expense)	0	0
Net loss	(1,430,309)	(1,463,069)

Loss per share
Basic net loss per share	(0.01)	(0.01)
Average weighted number of shares - basic	177,621,854	177,571,854
Diluted net loss per share	(0.01)	(0.01)
Average weighted number of shares - diluted	177,621,854	177,571,854

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(12,303)	(8,999)
Reclassification for gain/(loss) realized in net income	0	0
Other comprehensive income/(loss)	(12,303)	(8,999)
Comprehensive loss	(1,442,612)	(1,472,068)

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Income/ (Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2020	177,571,854	17,757	93,396,802	(47,679,272)	(341,742)	45,393,545
Net loss	0	0	0	(1,463,069)	0	(1,463,069)
Other comprehensive income	0	0	0	0	(8,999)	(8,999)
Balances at March 31, 2020	177,571,854	17,757	93,396,802	(49,142,341)	(350,741)	43,921,477

Balances at January 1, 2021	177,611,854	17,761	93,570,030	(55,317,296)	(293,071)	37,977,424
Net loss	0	0	0	(1,430,309)	0	(1,430,309)
Other comprehensive income	0	0	0	0	(12,303)	(12,303)
Exercise of stock options issued to employees	10,000	1	2,299	0	0	2,300
Employee compensation expense	0	0	6,382	0	0	6,382
Balances at March 31, 2021	177,621,854	17,762	93,578,711	(56,747,605)	(305,374)	36,543,494

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2021	2020
	A$	A$
Cash flows from operating activities:
Net loss	(1,430,309)	(1,463,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587,894	630,232
Share based payments expense	6,382	0
Unrealized foreign exchange gains	(62,325)	(838,560)
Change in assets and liabilities:
Inventory	182,013	91,772
Accounts receivable	(566,695)	21,317
Prepayment and other assets	(1,086,215)	(1,675,158)
Contract liabilities	(773,682)	(336,122)
Employee entitlements	42,981	28,549
Accounts payable and accrued expenses	(129,951)	207,001
Net cash provided used in operating activities	(3,229,907)	(3,334,038)
Cash flows from investing activities:
Purchases of property, plant and equipment	(150,573)	(114,949)
Net cash provided used in investing activities	(150,573)	(114,949)
Cash flows from financing activities:
Proceeds from borrowings	20,245	0
Proceeds from stock options exercised	2,300	0
Net cash provided by financing activities	22,545	0
Net decrease in cash, cash equivalents and restricted cash	(3,357,935)	(3,448,987)
Cash, cash equivalents and restricted cash at beginning of period	28,055,120	37,192,907
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	90,208	1,117,689
Cash, cash equivalents and restricted cash at end of period	24,787,393	34,861,609

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Our Business

We are a specialist biosensors company focused on commercializing a range of biosensors in oenology (wine industry), human health including oncology, coagulation, women’s health and fertility, veterinarian and environmental testing using our patented platform technology and hand-held point of use devices.

Key recent updates to our Company include:

In March 2021 the Company successfully launched its new product, the Sentia™ (Sentia) hand-held wine analyzer. Sentia measures free SO₂ levels in post-fermentation wine and other analytical tests including Malic Acid, Glucose and Fructose, Acetic Acid and Total Acid are planned to be commercialized within the next 18 months.

In December 2020, the Company entered into an exclusive Distribution Agreement with Grapeworks Pty Ltd for the distribution of our Sentia products in Australia.

In January 2021, the Company entered into a non-exclusive Distribution Agreement with Enartis Inc. to distribute Sentia products in the US.

In April 2021, the Company entered into a non-exclusive Distribution Agreement with:

●	Wine & Beer Supply LLC to distribute Sentia products in the USA;
●	Vines to Vintages Inc. to distribute Sentia products in Canada;
●	Singularity SpA to distribute Sentia products in Chile; and
●	Vicard SA to distribute Sentia products in South Africa;

In April 2021, the Company entered into an exclusive Distribution Agreement with Grapeworks NZ Limited to distribute Sentia products in New Zealand.

In April 2021, the Company entered into an exclusive license and supply agreement with Lubris BioPharma LLC to commercialize the Tn Antigen biosensor used for the detection, staging and monitoring of cancer. The Tn biosensor was developed by Deakin University (Deakin), Swinburne University of Technology (Swinburne) and The University of Wollongong (UoW) using technology supplied by Lubris.

During December 2020, the Company entered into a global exclusive license agreement with LifeScan Global Corporation to develop a biosensor test to be used for the detection and monitoring of diabetes in animals.

During December 2020, the Company entered into a services agreement with Bayer Inc. pursuant to which the Company will provide testing services at HRL. Revenue to be generated from this contract is expected to be CAD$1.3 million over 30 months.

During April 2021 the company entered into an agreement to supply Xprecia Stride products to Medica Resources Snd Bhd.

The Company has commenced the direct distribution of Xprecia Stride™ in global markets and continues to invest in the development of a new point-of-care coagulation device.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Key aspects of our strategy for increasing shareholder value and our plan of operations over the remainder of the fiscal year ending December 2021 include:

●	develop new applications for our technology platform in markets with commercial potential;
●	enter into collaborative, strategic or distribution arrangements with industry participants with respect to the development and commercialization of our products;
●	manufacture products;
●	provide the necessary post-market support for our customers and partners;
●	provide laboratory services for our customers and partners; and
●	identify, investigate and evaluate merger and acquisition opportunities.

2. Certain Uncertainties

The coronavirus pandemic (“COVID-19”) negatively impacted many businesses including our HRL and Xprecia Stride business during 2020.

Sales from our coagulation and HRL business have begun to recover in early 2021.

Depending on the duration of the COVID-19 crisis and continued negative impacts on economic activity, the Company might experience further negative impacts in 2021 which cannot be predicted.

3. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the consolidated condensed financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K” or “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2021. The year-end consolidated condensed balance sheets data as at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, UBS and HRL. All intercompany balances and transactions have been eliminated on consolidation.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recognition of revenue, initial recognition of intangible assets, carrying value of intangible assets and their useful lives, carrying amount of property, plant and equipment, carrying value of inventory, deferred income taxes, asset retirement obligations, liabilities related to employee benefits, lease obligations and research and development tax incentive income. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There were no new material accounting standards issued in the fiscal first quarter of 2021 that impacted the Company.

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

Foreign Currency

Functional and Reporting Currency

Items included in the financial statements of each of the Group’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of UBI and UBS is Australian dollars (“AUD” or “A$”) for all years presented. The functional currency of HRL is Canadian Dollars (“CAD$”) for all years presented.

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

On consolidation, exchange differences arising from the translation of any net investment in foreign entities are taken to the Accumulated Other Comprehensive Income/(Loss).

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and estimated costs necessary to dispose. Inventories are principally determined under the average cost method which approximates cost. Cost comprises direct materials, direct labour and an appropriate portion of variable and fixed overhead expenditure, the latter being allocated on the basis of normal operating capacity. Costs of purchased inventory are determined after deducting rebates and discounts. The Company recognizes inventory on the condensed consolidated balance sheet when they have concluded that the substantial risks and rewards of ownership, as well as the control of the asset, have been transferred.

Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on a review of individual accounts for collectability, generally focusing on those accounts that are past due. The expense to adjust the allowance for doubtful accounts, if any, is recorded within selling, general and administrative expenses in the consolidated condensed statements of comprehensive income/(loss). Account balances are charged against the allowance when it is probable the receivable will not be recovered.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Prepayments

Prepaid expenses represent expenditures that have not yet been recorded by the Company as an expense, but have been paid for in advance. The Company’s prepayments are primarily represented by insurance premiums paid annually in advance.

Other Current Assets

The Company’s other current assets is primarily represented by the estimated receivable in relation to the research and development tax incentive income.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

As an implicit discount rate is not readily determinable in the Company’s lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. For certain leases with original terms of 12 months or less, the Company recognizes lease expense as incurred and does not recognize any lease liabilities. Short-term and long-term portions of operating lease liabilities are classified as lease liabilities in the Company’s consolidated balance sheets.

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease incentives, initial direct costs incurred by the Company, and lease prepayments made prior to or at lease commencement. ROU assets are classified as operating lease right-of-use assets, net of accumulated amortization, on the Company’s consolidated condensed balance sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record an impairment loss in its consolidated statements of income and comprehensive income/(loss).

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

Warrants

Pursuant to a lending agreement dated December 19, 2013, UBI issued warrants entitling the holder to purchase up to an aggregate total of 4,500,000 shares of UBI’s common stock in the form of CDIs at a price of A$1.00 per share. The warrants had a term of seven years and were not exercised by the holder and have now lapsed.

The warrants issued in December 2013 had a grant fair value of US$815,655 and are included in equity.

Revenue Recognition

The Group recognizes revenue predominantly from the sale of coagulation and wine testing devices and the provision of coagulation testing services based on the provisions of ASC 606 Revenue from Contracts with Customers. In accordance with this provision, to determine whether to recognize revenue, the Group follows a five-step process:

a)	Identifying the contract with a customer;
b)	Identifying the performance obligations within the customer contract;
c)	Determining the transaction price;
d)	Allocating the transaction price to the performance obligation; and
e)	Recognizing revenue when/as performance obligations are satisfied.

Nature of goods and services

The following is a description of products and services from which the Company generates its revenue.

Products and services	Nature, timing of satisfaction of performance obligations, and significant payment terms
Coagulation testing products

Our point-of-care coagulation testing products use electrochemical cell to measure Prothrombin Time (PT/INR), a test used to monitor the effect of the anticoagulant therapy warfarin.

The performance obligation for the sale of these products is satisfied at a point-in-time when the Company transfers control of the products to its customer. The point of transfer of control of the products is dictated by individual terms contained within a customer agreement, as are the payment terms. The transaction price is fixed.

Coagulation testing services

HRL provides non-diagnostic laboratory services and performs coagulation testing services on behalf of customers.

The performance obligation for the services is satisfied when the testing has been finalized and results have been reported to the customer. In some cases, the performance obligations will be satisfied as predetermined milestones have been achieved by the Company.

Standard payment terms are generally 30-60 days upon invoice date. The transaction price is fixed.

Wine testing products

Our Sentia wine analyzer is used to measure free SO₂ levels in post-fermentation wine.

The performance obligation for the sale of this product is satisfied at a point-in-time when the Company transfers control of the products to its customer. The point of transfer of control of the products is dictated by the individual terms contained within a customer agreement, as are the individual payment terms. The transaction price is fixed.

See Note 11 to the Consolidated Condensed Financial Statements for a disaggregation of revenue.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Interest Income

Interest income is recognized as it accrues, taking into account the effective yield and consists primarily of interest earned on cash and cash equivalents and restricted cash in interest-bearing accounts.

Research and Development Tax Incentive Income

Research and development tax incentive income is recognized when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured.

The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997 as long as eligibility criteria are met. Subject to meeting a number of conditions, an entity which is an R&D entity involved in eligible R&D activities may claim research and development tax incentive income as follows:

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

Management has assessed the Company’s R&D activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime described above. At each period end management estimates the refundable tax offset available to the Company based on available information at the time. This estimate is also reviewed by external tax advisors on an annual basis.

In the three months ended March 31, 2021 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2021 will be less than A$20,000,000 and accordingly A$612,266 has been recorded as a research and development tax incentive income for the three months ended March 31, 2021. The Company will review its forecasted aggregate turnover on a quarterly basis to determine if the R&D tax offsets are refundable or captured as part of the current year income tax computation.

Federal and State Government Subsidies

In response to the COVID-19 pandemic, governments in the countries in which we operate implemented government assistance measures to assist in mitigating some of the impact of the pandemic on our results and liquidity. To the extent appropriate, we applied for such government grants in Australia and Canada and recognize the grants at their fair value as other income when there is reasonable assurance that we have complied with all conditions attached to them.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Research and Development Expenditure

Research and development (“R&D”) expenses consist of costs incurred to further the Group’s research and product development activities and include salaries and related employee benefits, costs associated with clinical trial and preclinical development, regulatory activities, research-related overhead expenses, costs associated with the manufacture of clinical trial material, costs associated with developing a commercial manufacturing process, costs for consultants and related contract research, facility costs and depreciation. R&D costs are expensed as incurred.

Clinical Trial Expenses

Clinical trial costs are a component of R&D expenses. These expenses include fees paid to participating hospitals and other service providers, which conduct certain testing activities on behalf of the Company. Depending on the timing of payments to the service providers and the level of service provided, the Company records prepaid or accrued expenses relating to these costs.

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

Registered Retirement Savings Plan and Deferred Sharing Profit Plan

The Company provides eligible HRL employees a retirement plan. The retirement plan includes a Registered Retirement Savings Plan (“RRSP”) and Deferred Profit Sharing Plan (“DPSP”). The RRSP is voluntary and the employee contributions are matched by the Company up to a maximum of 5% based on their continuous years of service and placed into the RRSP. The Company contributes 1% to 2% of the employee’s base earnings towards the DPSP. The DPSP contributions are vested immediately.

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

Pursuant to the U.S. tax reform rules, UBI is subject to regulations addressing Global Intangible Low-Taxed Income ("GILTI"). The GILTI rules are provisions of the U.S. tax code enacted as a part of tax reform legislation in the U.S. passed in December 2017.  Mechanically, the GILTI rule functions as a global minimum tax for all U.S. shareholders of controlled foreign corporations (“CFCs”) and applies broadly to certain income generated by a CFC. The Company can make an accounting policy election to either: (1) treat GILTI as a period cost if and when incurred; or (2) recognize deferred taxes for basis differences that are expected to reverse as GILTI in future years. The Company has elected to treat GILTI as a period cost.

We are subject to income taxes in the United States, Canada and Australia. Tax returns up to and including the 2019 financial year have been filed in all these jurisdictions.

4. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same such amounts shown in the consolidated condensed statements of cash flows.

	March 31, 2021	December 31, 2020
	A$	A$
Cash and cash equivalents	20,708,983	23,561,807
Restricted cash – current assets	1,879,205	2,174,806
Restricted cash – non-current assets	2,199,205	2,318,507
	24,787,393	28,055,120

Restricted cash maintained by the Company in the form of term deposits is as follows:

	March 31, 2021	December 31, 2020
	A$	A$
Performance guarantee (a) - current assets	1,879,205	2,174,806
Collateral for facilities (b) - non-current assets	320,000	320,000
Performance guarantee (a) - non-current assets	1,879,205	1,998,507
	4,078,410	4,493,313

(a)

Performance guarantee represents letter of credit issued in favour of Siemens pursuant to the 2019 Siemens Agreements. The performance guarantee was initially issued for US$5,000,000 and the same reduces in equal quarterly amounts over the 42 months with effect from September 18, 2019.

(b)	Collateral for facilities represents bank guarantee of A$250,000 for commercial lease of UBS’ premises and security deposit on Company’s credit cards of A$70,000.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Interest earned on the restricted cash for the three months ended March 31, 2021 and 2020 was A$5,444 and A$38,356, respectively.

5. Inventory

	March 31, 2021	December 31, 2020
	A$	A$
Raw materials	574,799	761,279
Work in progress	817,812	640,885
Finished goods	305,229	477,689
	1,697,840	1,879,853

6. Receivables

	March 31, 2021	December 31, 2020
	A$	A$
Accounts receivable	639,768	73,073
Allowance for doubtful accounts	0	0
	639,768	73,073

7. Leases

The Company’s lease portfolio consists primarily of operating leases for office space and equipment with contractual terms expiring from November 2021 to December 2025. Lease contracts may include one or more renewal options that allow the Company to extend the lease term, typically from three years per each renewal option. The exercise of lease options is generally at the discretion of the Company. None of the Company’s leases contain residual value guarantees, substantial restrictions, or covenants. The Company’s leases are substantially within Australia.

	March 31, 2021	December 31, 2020
	A$	A$
Operating lease right-of-use assets:
Non-current	2,487,606	4,024,962
Operating lease liabilities:
Current	569,090	524,844
Non-current	2,061,999	3,594,531

Weighted average remaining lease terms (in years)	4.6	7.0
Weighted average discount rate	5.0%	6.0%

The components of lease income/expense were as follows:

	Three Months Ended March 31,
	2021	2020
	A$	A$
Fixed payment operating lease expense	180,439	179,938
Variable payment operating lease expense	0	0
Short-term lease expense	0	25,972
Sub-lease income	45,600	48,534

The sub-lease income was deemed an operating lease.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Supplemental cash flow information related to the Company’s leases was as follows:

	Three Months Ended March 31,
	2021	2020
	A$	A$
Cash paid for amounts included in the measurement of liabilities	0	0
Operating cash flows from operating leases	131,415	154,717
ROU assets obtained in exchange for new operating lease liabilities	0	0

Future lease payments are as follows:

As at March 31, 2021
A$
2021	531,685
2022	597,439
2023	594,327
2024	608,443
2025	623,654
Thereafter	0
Total future lease payments	2,955,548
Less: imputed interest	324,459
Total operating lease liabilities	2,631,089
Current	569,090
Non-current	2,061,999

On 1 January 2021, the lease for 1 Corporate Avenue was terminated and a new lease entered into simultaneously. The lease expires on December 31, 2025 with an option to renew the lease for two further terms of five years each. The renewal option periods have not been included in the lease term as the Company is not reasonably certain that they will be exercised.

As of March 31, 2021, the Company has not entered into any lease agreements that have not yet commenced.

8. Contingent Consideration

Pursuant to the Siemens Acquisition and the agreement dated September 2019, the Company has agreed to pay US$1,500,000 to Siemens within five days of Siemens achieving a pre-defined milestone. The Company has the discretion of advising Siemens when the milestone is to be achieved but from the date notification is sent by the Company, Siemens has 90 days to fulfill this milestone. Notification has not yet been issued to Siemens. Once the milestone is achieved, it will enable UBI to use Siemens proprietary reagent which will allow UBI to access markets in certain jurisdictions.

9. Other Liabilities

Other liabilities represents a marketing support payment due to one of our partners and is payable in US currency. The balance will be paid once supporting documentation has been provided to the Company.

10. Borrowings

The long-term unsecured loan is a government guaranteed loan called Canada Emergency Business Account (CEBA) of CAD$60,000 to help eligible businesses with operating costs. This is among the business support measures introduced in the Canadian Federal Government’s COVID-19 Economic Response Plan, with the following terms:

●	the loan is interest-free and no principal repayment is required before December 31, 2022;
●	if the Company chooses to repay at least CAD$20,000 of the loan by December 31, 2022, the remaining balance will be forgiven;
●

if the loan is not repaid by the above mentioned date, it will be converted into a 3-year term loan and will be charged an interest rate of 5% per annum. Interest-only payments are required each month; and

●	at the end of the 3-year term, the entire balance of the loan is due for repayment by December 31, 2025.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

11. Revenue

Disaggregation of Revenue

In the following table, revenue is disaggregated by major product and service line, and timing of revenue recognition.

	Three Months Ended March 31,
	2021	2020
	A$	A$
Major product/service lines
Coagulation testing products	827,905	368,745
Coagulation testing services	385,919	148,085
Wine testing products	335,785	0
	1,549,609	516,830

Timing of revenue recognition
Products and services transferred at a point in time	1,549,609	516,830
Services transferred over time	0	0
	1,549,609	516,830

Contract Balances

The following table provides information about receivables, and contract liabilities from contracts with customers.

	March 31, 2021	March 31, 2020
	A$	A$
Receivables	639,768	95,309
Contract liabilities:
- Current	854,744	2,988,965
- Non-current	0	778,998

The Group’s contract liabilities primarily relate to the Company’s obligation to transfer coagulation testing products to Siemens for which the Company has received consideration from Siemens but the transfer has not yet been completed.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Three Months Ended March 31,
	2021	2020
	A$	A$
Contract Liabilities - Current
Opening balance	1,628,426	2,682,404
Closing balance	854,744	2,988,965
Net increase/(decrease)	(773,682)	306,561
Contract Liabilities - Non-Current
Opening balance	0	1,421,680
Closing balance	0	778,998
Net increase/(decrease)	0	(642,682)

As at March 31, 2021 the Company expects all of the Group’s contract liabilities to be realized by December 31, 2021.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

12. Other Income

Other income is recognized when there is reasonable assurance that the income will be received and the consideration can be reliably measured.

Other income is as follows for the relevant periods:

	Three Months Ended March 31
	2021	2020
	A$	A$
Insurance recovery	1,175	600,000
Federal and state government subsidies	82,992	-
Rental income	45,600	48,534
Other income	135,450	-
	265,217	648,534

Insurance recovery for the three months ended March 31, 2020 represents A$600,000 as partial reimbursement of our legal costs which was incurred during mediation with Siemens.

Federal and state government subsidies which primarily include Australian JobKeeper payments and Canada Emergency Wage Subsidy, represent assistance provided by these authorities as a stimulus during COVID-19.

13. Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income. Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income/(loss).

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Three Months Ended March 31, 2021
Foreign currency translation reserve	(12,303)	0	(12,303)
Reclassification for gains realized in net income	0	0	0
Other comprehensive income	0	0	0
	(12,303)	0	(12,303)

Three Months Ended March 31, 2020
Foreign currency translation reserve	(8,999)	0	(8,999)
Reclassification for gains realized in net income	0	0	0
Other comprehensive income	0	0	0
	(8,999)	0	(8,999)

14. Related Party Transactions

Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, are set out below:

Mr. Coleman is a Non-Executive Chairman of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds, holds a beneficial interest and voting power over approximately 15% of our shares.

There were no other material related party transactions or balances as at March 31, 2021 other than as disclosed above.

15. Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at March 31, 2021 and December 31, 2020. Purchase commitments contracted for as at March 31, 2021 and December 31, 2020 were A$1,779,871 and A$369,779 respectively.

Refer to note 8 for details of the Company’s Contingent Consideration.

16. Subsequent events

In April 2021, the Company entered into an exclusive license and supply agreement with Lubris BioPharma LLC to commercialize the Tn Antigen biosensor used for the detection, staging and monitoring of cancer. The Tn biosensor was developed by Deakin, Swinburne and UoW using technology supplied by Lubris.

In April 2021, the Company entered into a non-exclusive Distribution Agreement with:

●	Wine & Beer Supply LLC to distribute Sentia products in the USA;
●	Vines to Vintages Inc. to distribute Sentia products in Canada;
●	Singularity SpA to distribute Sentia products in Chile; and
●	Vicard SA to distribute Sentia products in South Africa

Additionally, in April 2021, the Company entered into an exclusive Distribution Agreement with Grapeworks NZ Limited to distribute Sentia products in New Zealand.

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

Results of Operations

Analysis of Consolidated Revenue

Our total revenue increased by 200% during the three months ended March 31, 2021, compared to the same period in the previous financial year as explained further below.

Revenue from Products

The financial results of the coagulation testing products and wine testing products we sold during the respective periods are as follows:

	Three Months Ended March 31
	2021	2020
	A$	A$
Revenue from products	1,163,690	368,745
Cost of goods sold	542,037	415,518
Gross profit	621,653	(46,773)
Gross profit margin	53%	(13%	)

The movements in revenues are primarily driven by volume increases.

Coagulation testing product sales increased by 125% during the first quarter of 2021 compared to the same quarter in 2020 due primarily to higher net sales from an existing customer (98%) and sales to new customers in the global market.

The Company benefited from a new revenue stream in 2021 following the successful launch of our Sentia, Free Sulphur Dioxide wine testing product world-wide.

Products gross margin increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to higher products volume, a different product mix and an increase in throughput.

More specifically, the gross profit margin was positive for both coagulation and wine testing products in the first quarter of 2021, with an increase in the gross margin on coagulation testing products during the first quarter of 2021 compared to the same quarter in 2020 due primarily to an increase in throughput.

Revenue from Services

The financial results of the coagulation testing services we provided during the respective periods are as follows:

	Three Months Ended March 31
	2021	2020
	A$	A$
Coagulation testing services	385,919	148,085
Cost of services	297,069	219,213
Gross profit	88,850	(71,128)
Gross profit margin	23%	(48%	)

Our revenue from coagulation testing services increased during the first quarter of 2021 compared to the same quarter in 2020 due primarily to new contracts being entered into by HRL, including a contract with Bayer Inc.

HRL’s operations were temporarily shut down during March 2020 which impacted its ability to generate revenue during this period. In comparison, HRL’s operations were fully operational during the first quarter of 2021. This contributed to the Company’s revenue and gross margin increase in the first quarter of 2021 compared to the equivalent period in 2020.

Adjusted EBITDA

Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization and accretion of asset retirement obligations. Adjusted EBITDA is a non-GAAP measurement. Management uses adjusted EBITDA because it believes that such measurements are widely accepted financial indicators used by investors and analysts to analyze and compare companies on the basis of operating performance and that these measurements may be used by investors to make informed investment decisions, including our ability to generate earnings sufficient to service our debt, and enhances our understanding of our financial performance and highlights operational trends. These measures are not in accordance with, or an alternative for, U.S. GAAP. The most comparable GAAP measure is net earnings from continuing operations. Consolidated adjusted EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP.

Adjusted EBITDA for the respective periods and a reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended March 31
	2021	2020
	A$	A$
Net loss	$(1,430,309)	$(1,463,069)
Interest income	$(17,360)	$(139,132)
Depreciation and amortization	$587,894	$630,232
Accretion expense	$32,492	-
Adjusted EBITDA	$(827,283)	$(971,969)

The improvement in adjusted EBITDA for the first quarter of 2021 compared to the same quarter in 2020 is primarily a result of a decline in interest income due to the lower amount of funds available for investment and lower interest rates and decline in depreciation due to certain fixed assets being fully written off.

Product Support

Product support relates to post-market technical support provided by us for the Xprecia Stride™ test devices.

Depreciation and Amortization Expenses

	Three Months Ended March 31
	2021	2020
	A$	A$
Depreciation:
Charged to cost of goods sold & services	60,213	57,196
Charged to other operating costs & expenses	124,209	165,081
	184,422	222,277
Amortization – charged to other operating costs and expenses	403,472	407,955
Total depreciation and amortization	587,894	630,232

Depreciation of fixed assets is based on a straight line basis over the useful life of property, plant and equipment. Depreciation is allocated to cost of goods sold and R&D based on output. The overall decline in depreciation for all periods is due to certain fixed assets being fully written off.

Amortization expense represents intangible assets amortized over their estimated useful lives. These intangible assets were acquired in September 2019 pursuant to the Siemens Acquisition and are being amortized on a straight-line basis over 10 years.

Research and Development Expenses

R&D expenditure principally reflects the effort required in product development of the tests we are developing.

The primary focus of the R&D activities during the first quarter of 2021 were developing:

●	additional tests on our wine testing platform (Malic Acid, Glucose and Fructose, Acetic Acid and Total Acid); and
●	UBI’s next generation PT-INR Coagulation platform

R&D expenditure increased 14% during the three months ended March 31, 2021 compared to the same period in the previous financial year as we are undertaking development of multiple R&D projects which is expected to be launched within the next 12 to 24 months.

The timing and cost of any development program is dependent upon a number of factors including achieving technical objectives, which are inherently uncertain, and subsequent regulatory approvals. We have project plans in place for all our development programs which we use to plan, manage and assess our projects. As part of this procedure, we also undertake commercial assessments of such projects to optimize outcomes and decision making.

Additionally, research and development expenses are related to the development of new technologies and products based on the electrochemical cell platform.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs, including stock option expense for certain personnel. Other selling, general and administrative expenses include shipping and handling costs incurred when fulfilling customer orders, repairs and maintenance, insurance, facility costs not otherwise included in R&D expenses, consultancy fees and professional fees for legal including legal services and maintenance fees incurred for patent applications, audit and accounting services. Selling, general and administrative expenses decreased by 13% for the three months ended March 31, 2021 compared to the same period in the previous financial year. The decrease was primarily due to a reduction in external consultant fees.

Interest Income

Interest income decreased by 88% during the three months ended March 31, 2021 when compared to the same period in the previous financial year. The decrease in interest income is generally attributable to the lower amount of funds available for investment and lower interest rates.

Financing Costs

Disclosed in this account is accretion expense which is associated with the Company’s ARO.

Research and Development Tax Incentive Income

In the three months ended March 31, 2021 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2021 will be less than A$20,000,000 and accordingly an estimated A$612,266 has been recorded as research and development tax incentive income for the three months ended March 31, 2021. The increase year on year is driven by the increase in eligible research and development expenditure incurred in the first quarter of 2021 as compared to the same period in 2020.

Research and development tax incentive income for the 2020 financial year has not yet been received and as such is recorded in “Other current assets” in the consolidated balance sheets.

Exchange Gain

Foreign exchange gains and losses arise from the settlement of foreign currency transactions that are translated into the functional currency using the exchange rates prevailing at the dates of the transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

Other Income

Other income is as follows for the relevant periods:

	Three Months Ended March 31
	2021	2020
	A$	A$
Insurance recovery	1,175	600,000
Federal and state government subsidies	82,992	-
Rental income	45,600	48,534
Other income	135,450	-
	265,217	648,534

Insurance recovery for the three months ended March 31, 2020 represents A$600,000 as partial reimbursement of our legal costs which was incurred during mediation with Siemens.

Federal and state government subsidies which primarily include Australian JobKeeper payments and Canada Emergency Wage Subsidy, represent assistance provided by these authorities as a stimulus during COVID-19.

Certain Uncertainties

The coronavirus pandemic (“COVID-19”) negatively impacted many businesses including our HRL and Xprecia Stride business during 2020.

Sales from our coagulation and HRL business have begun to recover in early 2021.

Depending on the duration of the COVID-19 crisis and continued negative impacts on economic activity, the Company might experience further negative impacts in 2021 which cannot be predicted.

Critical Accounting Estimates and Judgments

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Note 3, “Summary of Significant Accounting Policies” in Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Item 3 of the 2020 Form 10-K, and “Critical Accounting Estimates and Judgments” in Item 7 of the 2020 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s consolidated condensed financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2020 Form 10-K.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	March 31, 2021	December 31, 2020
	A$	A$
Financial assets
Cash and cash equivalents	20,708,983	23,561,807
Accounts receivable	639,769	73,073
Total financial assets	21,348,752	23,634,880
Debt:
Short and long term debt/ loan	62,539	40,741
Total debt	62,539	40,741
Net financial assets	21,286,213	23,594,139

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations, and a long-term loan.

The decline in our net financial assets position is primarily a result of ongoing investment in our R&D activities and the general operations of the Company.

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at March 31, 2021 or for the year ended December 31, 2020.

The Company is continuing to monitor the potential impact of COVID-19, if any, on the Company’s business and financial position.

Derivative Instruments and Hedging Activities

We had no derivatives or outstanding contracts in place through the period ended March 31, 2021 and for the year ended December 31, 2020.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	March 31, 2021	December 31, 2020
	A$	A$
Cash and cash equivalents	20,708,983	23,561,807
Working capital	21,562,665	22,433,054
Ratio of current assets to current liabilities	3.63 : 1	3.44 : 1
Shareholders’ equity per common share	0.21	0.21

The movement in cash and cash equivalents and working capital during the above periods was primarily the result of ongoing investment in our R&D activities and the general operations of the Company.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
	A$	A$
Cash provided by/ (used in):
Operating activities	(3,229,907)	(8,291,139)
Investing activities	(150,573)	(372,204)
Financing activities	22,545	43,644
Net increase/ (decrease) in cash, cash equivalents and restricted cash	(3,357,935)	(8,619,699)

Our net cash provided by operating activities for all periods represents receipts offset by payments for our R&D projects including efforts involved in establishing and maintaining our manufacturing operations and selling, general and administrative expenditure. Cash outflows from operating activities primarily represent the ongoing investment in our R&D activities and the general operations of the Company. Key outflows of cash in operating activities were in relation to insurance which was prepaid for the twelve month period ending 31 December 2021.

Our net cash used in investing activities for all periods is primarily for the purchase of various equipment and for the various continuous improvement programs we are undertaking.

Our net cash increase in financing activities represents CAD$20,000 received in the form of a long-term unsecured government guaranteed loan which was introduced in the Canadian Federal Government’s COVID-19 Economic Response Plan.

Off-Balance Sheet Arrangement

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item	1	Legal Proceedings

None.

Item	1A	Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2020 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since the 2020 Form 10-K.

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
101

The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.
(Registrant)

	By:	/s/ John Sharman
Date: April 30, 2021		John Sharman
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: April 30, 2021		Salesh Balak
Principal Financial Officer