Form 10-Q
period 2021-06-30
UNIVERSAL BIOSENSORS INC
filed 2021-08-06
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-52607

Universal Biosensors, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0424072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Universal Biosensors, Inc. 1 Corporate Avenue , Rowville, 3178, Victoria Australia	Not Applicable
(Address of principal executive offices)	(Zip Code)
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,753,504 shares of Common Stock, U.S.$0.0001 par value, outstanding as of August 6, 2021.

UNIVERSAL BIOSENSORS, INC.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)
	1)	Consolidated condensed balance sheets at June 30, 2021 and December 31, 2020	1
	2)	Consolidated condensed statements of comprehensive income/(loss) for the three and six months ended June 30, 2021 and 2020	2
	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the three and six months ended June 30, 2021 and 2020	3
	4)	Consolidated condensed statements of cash flows for the six months ended June 30, 2021 and 2020	5
	5)	Notes to consolidated condensed financial statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		19

Item 3	Quantitative and Qualitative Disclosures About Market Risk		25

Item 4	Controls and Procedures		25

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		26

Item 1A	Risk Factors		26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		26

Item 3	Defaults Upon Senior Securities		26

Item 4	Mine Safety Disclosures		26

Item 5	Other Information		26

Item 6	Exhibits		26

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101

SIGNATURES			27

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

Universal Biosensors, Inc.

Item 1         Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	June 30, 2021	December 31, 2020
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	18,864,249	23,561,807
Inventories, net	1,481,821	1,879,853
Accounts receivable	749,317	73,073
Prepayments	753,699	107,511
Restricted cash	1,900,201	2,174,806
Other current assets	4,653,374	3,598,596
Total current assets	28,402,661	31,395,646
Non-current assets:
Property, plant and equipment	29,493,376	29,339,380
Less accumulated depreciation	(25,326,678)	(24,984,001)
Property, plant and equipment - net	4,166,698	4,355,379
Intangible assets	16,371,996	16,371,996
Less amortization of intangible assets	(2,896,032)	(2,084,605)
Intangible assets - net	13,475,964	14,287,391
Right-of-use asset	2,342,495	4,024,962
Restricted cash	1,745,152	2,318,507
Total non-current assets	21,730,309	24,986,239
Total assets	50,132,970	56,381,885

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	368,010	447,523
Accrued expenses	1,170,781	1,152,008
Contingent consideration	1,995,212	1,947,546
Other liabilities	2,724,930	2,659,534
Contract liabilities	55,376	1,628,426
Lease liability	546,462	524,844
Employee entitlements liabilities	696,979	602,711
Total current liabilities	7,557,750	8,962,592
Non-current liabilities:
Asset retirement obligations	2,664,334	2,734,800
Long-term loan - unsecured	64,391	40,741
Employee entitlements liabilities	20,464	20,960
Deferred income tax liability	3,050,837	3,050,837
Lease liability	1,940,066	3,594,531
Total non-current liabilities	7,740,092	9,441,869
Total liabilities	15,297,842	18,404,461

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil at June 30, 2021 (nil at December 31, 2020)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 177,753,504 shares at June 30, 2021 (177,611,854 at December 31, 2020)	17,775	17,761
Additional paid-in capital	93,664,302	93,570,030
Accumulated deficit	(55,317,296)	(47,679,272)
Current year loss	(3,210,113)	(7,638,024)
Accumulated other comprehensive loss	(319,540)	(293,071)
Total stockholders’ equity	34,835,128	37,977,424
Total liabilities and stockholders’ equity	50,132,970	56,381,885

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Revenue
Revenue from products	1,407,358	461,114	2,571,048	829,859
Revenue from services	434,921	85,502	820,840	233,587
Total revenue	1,842,279	546,616	3,391,888	1,063,446
Operating costs and expenses
Cost of goods sold	864,340	329,113	1,406,377	744,631
Cost of services	323,040	229,931	620,109	449,144
Total cost of goods sold and services	1,187,380	559,044	2,026,486	1,193,775
Gross profit/(loss)	654,899	(12,428)	1,365,402	(130,329)
Other operating costs and expenses
Product support	19,588	5,010	21,513	7,663
Depreciation and amortization	545,759	564,520	1,073,440	1,137,556
Research and development	1,408,343	1,391,970	2,815,850	2,627,065
Selling, general and administrative	1,333,008	1,848,344	2,522,825	3,222,077
Total operating costs and expenses	3,306,698	3,809,844	6,433,628	6,994,361
Loss from operations	(2,651,799)	(3,822,272)	(5,068,226)	(7,124,690)
Other income/(expense)
Interest income	14,384	82,274	31,744	221,406
Financing costs	(32,492)	(77,400)	(64,984)	(77,400)
Research and development tax incentive income	648,019	590,956	1,260,285	1,186,261
Exchange gain/ (loss)	124,312	(380,030)	248,079	76,348
Other income	117,772	546,439	382,989	1,194,973
Total other income	871,995	762,239	1,858,113	2,601,588
Net loss before tax	(1,779,804)	(3,060,033)	(3,210,113)	(4,523,102)
Income tax benefit/(expense)	-	-	-	-
Net loss	(1,779,804)	(3,060,033)	(3,210,113)	(4,523,102)

Loss per share
Net loss per share - basic and diluted	(0.01)	(0.02)	(0.02)	(0.03)
Average weighted number of shares - basic and diluted	177,649,647	177,571,854	177,634,362	177,571,854

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(14,166)	30,260	(26,469)	21,261
Reclassification for gain/(loss) realized in net income	-	-	-	-
Other comprehensive income/(loss)	(14,166)	30,260	(26,469)	21,261
Comprehensive loss	(1,793,970)	(3,029,773)	(3,236,582)	(4,501,841)

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended June 30, 2021

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Income/ (Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at April 1, 2021	177,621,854	17,762	93,578,711	(56,747,605)	(305,374)	36,543,494
Net loss	-	-	-	(1,779,804)	-	(1,779,804)
Other comprehensive loss	-	-	-	-	(14,166)	(14,166)
Exercise of stock options issued to employees	131,650	13	62,362	-	-	62,375
Share based payment expense	-	-	23,229	-	-	23,229
Balances at June 30, 2021	177,753,504	17,775	93,664,302	(58,527,409)	(319,540)	34,835,128

Six Months Ended June 30, 2021

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Income/ (Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2021	177,611,854	17,761	93,570,030	(55,317,296)	(293,071)	37,977,424
Net loss	-	-	-	(3,210,113)	-	(3,210,113)
Other comprehensive loss	-	-	-	-	(26,469)	(26,469)
Exercise of stock options issued to employees	141,650	14	64,661	-	-	64,675
Share based payment expense	-	-	29,611	-	-	29,611
Balances at June 30, 2021	177,753,504	17,775	93,664,302	(58,527,409)	(319,540)	34,835,128

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended June 30, 2020

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Income/ (Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at April 1, 2020	177,571,854	17,757	93,396,802	(49,142,341)	(350,741)	43,921,477
Net loss	-	-	-	(3,060,033)	-	(3,060,033)
Other comprehensive income	-	-	-	-	30,260	30,260
Share based payment expense	-	-	118,232	-	-	118,232
Balances at June 30, 2020	177,571,854	17,757	93,515,034	(52,202,374)	(320,481)	41,009,936

Six Months Ended June 30, 2020

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Income/ (Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2020	177,571,854	17,757	93,396,802	(47,679,272)	(341,742)	45,393,545
Net loss	-	-	-	(4,523,102)	-	(4,523,102)
Other comprehensive income	-	-	-	-	21,261	21,261
Share based payment expense	-	-	118,232	-	-	118,232
Balances at June 30, 2020	177,571,854	17,757	93,515,034	(52,202,374)	(320,481)	41,009,936

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2021	2020
	A$	A$
Cash flows from operating activities:
Net loss	(3,210,113)	(4,523,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,236,975	1,249,172
Share based payments expense	29,611	118,232
Gain on fixed assets disposal	-	(45)
Unrealized foreign exchange gains	(309,459)	(226,483)
Change in assets and liabilities:
Inventory	398,032	463,797
Accounts receivable	(656,664)	25,139
Prepayment and other assets	(1,668,954)	(1,551,624)
Contract liabilities	(1,403,854)	(750,891)
Employee entitlements	93,773	108,106
Accounts payable and accrued expenses	22,662	(100,126)
Net cash used in operating activities	(5,467,991)	(5,187,825)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	-	45
Purchases of property, plant and equipment	(320,792)	(193,729)
Net cash used in investing activities	(320,792)	(193,684)
Cash flows from financing activities:
Proceeds from borrowings	20,496	43,644
Proceeds from stock options exercised	64,675	-
Net cash provided by financing activities	85,171	43,644
Net decrease in cash, cash equivalents and restricted cash	(5,703,612)	(5,337,865)
Cash, cash equivalents and restricted cash at beginning of period	28,055,120	37,192,907
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	158,094	291,323
Cash, cash equivalents and restricted cash at end of period	22,509,602	32,146,365

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

Key recent updates to our Company include:

In March 2021 the Company successfully launched its new product, the Sentia™ (Sentia) hand-held wine analyzer. Sentia measures free SO₂ levels in post-fermentation wine and other analytical tests including Malic Acid, Glucose and Fructose, are planned to be commercialized during the next six months.

During the three months ended June 30, 2021 the Company entered into Distribution Agreements with Companies to distribute Sentia devices and strips primarily in Canada, the USA, New Zealand, Chile, South Africa, Spain and Switzerland. Prior to the second quarter, our Sentia products were already being distributed in the USA and Australia.

During 2021, the Company commenced the direct distribution of Xprecia Stride™ in global markets and continues to invest in the development of a new point-of-care coagulation device.

During the three months ended June 30, 2021 the Company entered into Distribution Agreements with Companies to distribute Xprecia Stride™ in Czech Republic, Chile, Switzerland, Malaysia and Romania. Prior to the second quarter, Xprecia Stride™ was already being distributed to a Macedonian Company and to Siemens, who distributes Xprecia Stride™ in global markets.

In April 2021, the Company entered into an exclusive license and supply agreement with Lubris BioPharma LLC. The agreement provides two things:

●

It provides UBI with global exclusive access to a technology that extends the detection limits of UBI’s platform electro chemical technology by more than 1 million times which catapults UBI’s technology into multiple new fields of detection and monitoring including oncology and fertility.

●

The second part of the agreement is to commercialize the Tn Antigen biosensor used for the detection, staging and monitoring of cancer. The Tn biosensor was developed by Deakin University (Deakin), Swinburne University of Technology (Swinburne) and The University of Wollongong (UoW) using technology supplied by Lubris. The Company has now successfully completed the proof of concept for the detection of cancer using the biosensor from a finger prick of whole blood samples.

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

Key aspects of our strategy for increasing shareholder value and our plan of operations over the remainder of the fiscal year ending December 2021 include:

●	commence clinical trials for our oncology partner, Tn Antigen;
●	develop new applications for our technology platform in markets with commercial potential;
●	enter into collaborative, strategic or distribution arrangements with industry participants with respect to the development and commercialization of our products;
●	manufacture products;
●	provide the necessary post-market support for our customers and partners;
●	provide laboratory services for our customers and partners; and
●	identify, investigate and evaluate merger and acquisition opportunities.

2. Certain Uncertainties

Depending on the duration of the COVID-19 crisis and continued negative impacts on economic activity, the Company may experience negative impacts in 2021 which cannot be predicted.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

3. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the consolidated condensed financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K” or “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2021. The year-end consolidated condensed balance sheets data as at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation

The consolidated condensed financial statements include the financial statements of the Company and its wholly owned subsidiaries, UBS and HRL. All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of the consolidated condensed financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recognition of revenue, initial recognition of intangible assets, carrying value of intangible assets and their useful lives, carrying amount of property, plant and equipment, carrying value of inventory, deferred income taxes, asset retirement obligations, liabilities related to employee benefits, lease obligations and research and development tax incentive income. Actual results could differ from those estimates.

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

Transactions and Balances

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated condensed statements of comprehensive income/(loss).

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

Concentration of Credit Risk and Other Risks and Uncertainties

Cash, cash equivalents and restricted cash and accounts receivable consist of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the consolidated condensed balance sheets. The Company’s cash, cash equivalents and restricted cash are primarily invested with one of Australia’s largest banks. The Company is exposed to credit risk in the event of default by the banks holding the cash, cash equivalents and restricted cash to the extent of the amount recorded on the consolidated condensed balance sheets. The Company has not experienced any losses on its deposits of cash, cash equivalents and restricted cash. The Company has not identified any collectability issues with respect to receivables.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Interest Income

Interest income is recognized as it accrues, taking into account the effective yield and consists primarily of interest earned on cash, cash equivalents and restricted cash in interest-bearing accounts.

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

In the six months ended June 30, 2021 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2021 will be less than A$20,000,000 and accordingly an estimated A$648,019 and A$1,260,285 has been recorded as a research and development tax incentive income for the three and six month periods ended June 30, 2021. The Company will review its forecasted aggregate turnover on a quarterly basis to determine if the R&D tax offsets are refundable or captured as part of the current year income tax computation.

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

Employee Benefit Costs

For all periods shown, the Company has contributed 9.50% of each employee’s salary to standard defined contribution superannuation funds on behalf of all UBS employees. Effective from July 1, 2021, in line with legislative updates, the rate will increase to 10%. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they have reached the statutory retirement age. Whilst the Company has a third party default superannuation fund, it permits UBS employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated condensed statements of comprehensive income/(loss) as they become payable.

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

We are subject to income taxes in the United States, Canada and Australia. The 2020 Australian tax return has been filed and tax returns up to and including the 2019 financial year have been filed in the United States and Canada.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

4. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same such amounts shown in the consolidated condensed statements of cash flows.

	June 30, 2021	December 31, 2020
	A$	A$
Cash and cash equivalents	18,864,249	23,561,807
Restricted cash – current assets	1,900,201	2,174,806
Restricted cash – non-current assets	1,745,152	2,318,507
	22,509,602	28,055,120

Restricted cash maintained by the Company in the form of term deposits is as follows:

	June 30, 2021	December 31, 2020
	A$	A$
Performance guarantee (a) - current assets	1,900,201	2,174,806
Collateral for facilities (b) - non-current assets	320,000	320,000
Performance guarantee (a) - non-current assets	1,425,152	1,998,507
	3,645,353	4,493,313

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

Interest earned on the restricted cash for the three months ended June 30, 2021 and 2020 was A$1,838 and A$10,815, respectively and A$7,282 and A$41,253 for the six months ended June 30, 2021 and 2020, respectively.

5. Inventories

	June 30, 2021	December 31, 2020
	A$	A$
Raw materials	561,619	761,279
Work in progress	637,627	640,885
Finished goods	282,575	477,689
	1,481,821	1,879,853

6. Receivables

	June 30, 2021	December 31, 2020
	A$	A$
Accounts receivable	749,317	73,073
Allowance for doubtful accounts	-	-
	749,317	73,073

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

	June 30, 2021	December 31, 2020
	A$	A$
Operating lease right-of-use assets:
Non-current	2,342,495	4,024,962
Operating lease liabilities:
Current	546,462	524,844
Non-current	1,940,066	3,594,531

Weighted average remaining lease terms (in years)	4.4	7.0
Weighted average discount rate	5.0%	6.0%

The components of lease income/expense were as follows:

	Six Months Ended June 30,
	2021	2020
	A$	A$
Fixed payment operating lease expense	360,918	354,691
Short-term lease expense	-	51,302
Sub-lease income	92,276	92,598

The sub-lease income was deemed an operating lease.

Supplemental cash flow information related to the Company’s leases was as follows:

	Six Months Ended June 30,
	2021	2020
	A$	A$
Operating cash flows from operating leases	311,393	299,686

Future lease payments are as follows:

As at June 30, 2021
A$
2021	353,358
2022	597,439
2023	594,327
2024	608,443
2025	623,654
Thereafter	-
Total future lease payments	2,777,221
Less: imputed interest	290,693
Total operating lease liabilities	2,486,528
Current	546,462
Non-current	1,940,066

On January 1, 2021, the lease for 1 Corporate Avenue was terminated and a new lease entered into simultaneously. The lease expires on December 31, 2025 with an option to renew the lease for two further terms of five years each. The renewal option periods have not been included in the lease term as the Company is not reasonably certain that they will be exercised.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

On June 28, 2021, HRL entered into a premises lease with a ten-year contractual period ending in February 2032 and the Company is making arrangements to relocate the operation. The lease does not include an option to renew the lease for a further term.

As of June 30, 2021, the Company has not entered into any other lease agreements that have not yet commenced.

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

10. Borrowings

The long-term unsecured loan is a government guaranteed loan called Canada Emergency Business Account (CEBA) of CAD$60,000 to help eligible businesses with operating costs. This is among the business support measures introduced in the Canadian Federal Government’s COVID-19 Economic Response Plan, with the following terms:

●	the loan is interest-free and no principal repayment is required before December 31, 2022;
●	if the Company chooses to repay at least CAD$40,000 of the loan by December 31, 2022, the remaining balance will be forgiven;
●

if the loan is not repaid by the above mentioned date, it will be converted into a 3-year term loan and will be charged an interest rate of 5% per annum. Interest-only payments are required each month; and

●	at the end of the 3-year term, the entire balance of the loan is due for repayment by December 31, 2025.

11. Revenue

Disaggregation of Revenue

In the following table, revenue is disaggregated by major product and service line, and timing of revenue recognition.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Major product/service lines
Coagulation testing products	1,164,292	461,114	1,992,197	829,859
Coagulation testing services	434,921	85,502	820,840	233,587
Wine testing products	243,066	-	578,851	-
	1,842,279	546,616	3,391,888	1,063,446

Timing of revenue recognition
Products and services transferred at a point in time	1,842,279	546,616	3,391,888	1,063,446
	1,842,279	546,616	3,391,888	1,063,446

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Contract Balances

The following table provides information about receivables, and contract liabilities from contracts with customers.

	June 30, 2021	June 30, 2020
	A$	A$
Receivables	749,317	91,487
Contract liabilities:
- Current	55,376	3,218,885
- Non-current	-	134,308

The Company’s contract liabilities represent the Company’s obligation to transfer products to customers for which the Company has received consideration from customers, but the transfer has not yet been completed.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Six Months Ended June 30,
	2021	2020
	A$	A$
Contract Liabilities - Current
Opening balance	1,628,426	2,682,404
Closing balance	55,376	3,218,885
Net increase/(decrease)	(1,573,050)	536,481
Contract Liabilities - Non-Current
Opening balance	-	1,421,680
Closing balance	-	134,308
Net increase/(decrease)	-	(1,287,372)

As at June 30, 2021 the Company expects all of the Group’s contract liabilities to be realized by December 31, 2021.

12. Other Income

Other income is recognized when there is reasonable assurance that the income will be received and the consideration can be reliably measured.

Other income is as follows for the relevant periods:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Insurance recovery	1,087	-	2,262	600,000
Federal and state government subsidies	70,009	501,826	153,001	501,826
Rental income	46,676	43,600	92,276	92,134
Other income	-	1,013	135,450	1,013
	117,772	546,439	382,989	1,194,973

Insurance recovery for the six months ended June 30, 2020 represents A$600,000 as partial reimbursement of our legal costs which was incurred during mediation with Siemens.

Federal and state government subsidies which primarily include Australian JobKeeper payments and Canada Emergency Wage Subsidy, represent assistance provided by these authorities as a stimulus during COVID-19. The Company was ineligible to receive Australian JobKeeper payments in relation to the 2021 financial year.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

13. Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income. Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, and for the Company, includes net income/(loss).

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Six Months Ended June 30, 2021
Foreign currency translation reserve	(26,469)	-	(26,469)
Reclassification for gains realized in net income	-	-	-
Other comprehensive loss	-	-	-
	(26,469)	-	(26,469)

Six Months Ended June 30, 2020
Foreign currency translation reserve	21,261	-	21,261
Reclassification for gains realized in net income	-	-	-
Other comprehensive income	-	-	-
	21,261	-	21,261

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

There were no other material related party transactions or balances as at June 30, 2021 other than as disclosed above.

15. Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at June 30, 2021 and December 31, 2020. Purchase commitments contracted for as at June 30, 2021 and December 31, 2020 were A$1,848,340 and A$369,779 respectively.

Refer to note 8 for details of the Company’s Contingent Consideration.

16. Segment Information

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

Item 2         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”). This Form 10-Q contains, including this discussion and analysis, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including statements relating to future events and our future financial performance. Those statements in this Form 10-Q containing the words “anticipates”, “assumes”, “believes”, “can”, “could”, “estimates”, “expects”, “future”, “illustration”, “intends”, “may”, “plans”, “predicts”, “will”, “would” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words.

The forward-looking statements contained in this Form 10-Q are based on our current expectations, assumptions, estimates and projections about the Company and its businesses. All such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those results expressed or implied by these forward-looking statements, including those set forth in this Quarterly Report on Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Results of Operations

Analysis of Consolidated Revenue

Our total revenue increased by 237% and 219% during the three and six months ended June 30, 2021, compared to the same periods in the previous financial year as explained further below.

Revenue from Products

The financial results of the coagulation testing products and wine testing products we sold during the respective periods are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Revenue from products	1,407,358	461,114	2,571,048	829,859
Cost of goods sold	(864,340)	(329,113)	(1,406,377)	(744,631)
Gross profit	543,018	132,001	1,164,671	85,228
Gross profit margin	39%	29%	45%	10%

The movements in revenues during the three and six months ended June 30, 2021, compared to the same periods in the previous financial year are primarily driven by volume increases.

Coagulation testing product sales increased by 152% and 140% during the three and six months ended June 30, 2021, compared to the same periods in the previous financial year due primarily to higher net sales from an existing customer and sales to new customers in the global market.

The Company benefited from a new revenue stream in 2021 following the successful launch of our Sentia, Free Sulphur Dioxide wine testing product world-wide.

Products gross margin increased during the three and six months ended June 30, 2021, compared to the same periods in the previous financial year due primarily to higher products volume, a different product mix and an increase in throughput.

Revenue from Services

The financial results of the coagulation testing services we provided during the respective periods are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Coagulation testing services	434,921	85,502	820,840	233,587
Cost of services	(323,040)	(229,931)	(620,109)	(449,144)
Gross profit/(loss)	111,881	(144,429)	200,731	(215,557)
Gross profit/(loss) margin	26%	(169%)	24%	(92%)

Our revenue from coagulation testing services increased by 409% and 251% during the three and six months ended June 30, 2021, compared to the same periods in the previous financial year. The primary reasons for the increase in revenues and subsequently the gross margins are as follows:

-

HRL’s operations were temporarily shut down during March to May 2020 which impacted its ability to generate revenue during this period. In comparison, HRL’s operations have been operational during 2021; and

-	HRL entered into new contracts during 2021, including a contract with Bayer Inc.

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

Adjusted EBITDA for the respective periods and a reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Net loss	(1,779,804)	(3,060,033)	(3,210,113)	(4,523,102)
Interest income	(14,384)	(82,274)	(31,744)	(221,406)
Depreciation and amortization	649,081	618,940	1,236,975	1,249,172
Accretion expense	32,492	77,400	64,984	77,400
Adjusted EBITDA	(1,112,615)	(2,445,967)	(1,939,898)	(3,417,936)

The improvement in adjusted EBITDA during the three and six months ended June 30, 2021, compared to the same periods in the previous financial year is primarily a result of revenue growth that has resulted in a decline in the net loss between the respective periods.

Product Support

Product support relates to post-market technical support provided by us for the Xprecia Stride™ and Sentia test devices.

Depreciation and Amortization Expenses

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Depreciation:
Charged to cost of goods sold & services	103,322	54,420	163,535	111,616
Charged to other operating costs & expenses	137,804	156,565	262,013	321,646
	241,126	210,985	425,548	433,262
Amortization:
Charged to other operating costs & expenses	407,955	407,955	811,427	815,910
Total depreciation and amortization	649,081	618,940	1,236,975	1,249,172

Depreciation of fixed assets is calculated on a straight-line basis over the useful life of property, plant and equipment. Depreciation is allocated to cost of goods sold and R&D based on output. The overall decline in depreciation for the six months ended June 30, 2021 compared to the same period in the prior year is due to certain fixed assets being fully written off. The increase in depreciation for the 3 months ended June 30, 2021 compared to the same period in the prior year is due to current period fixed asset additions.

Amortization expense represents intangible assets amortized over their estimated useful lives. These intangible assets were acquired in September 2019 pursuant to the Siemens Acquisition and are being amortized on a straight-line basis over 10 years.

Research and Development Expenses

R&D expenditure principally reflects the effort required in product development of the tests we are developing.

The primary focus of the R&D activities during the first and second quarter of 2021 were developing:

●	additional tests on our wine testing platform (Malic Acid, Glucose and Fructose, Acetic Acid and Total Acid);
●	UBI’s next generation PT-INR Coagulation platform; and
●	UBI’s Tn Antigen biosensor used for the detection, staging and monitoring of cancer

R&D expenditure increased by 1% and 7% during the three and six months ended June 30, 2021, compared to the same periods in the previous financial year. We are undertaking development of multiple R&D projects which accounts for the increase in expenditure. Conversely, in three and six months ended June 30, 2020, the focus on R&D activities was on the development of our initial wine testing platform test which was launched in 2021.

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

Selling, general and administrative expenses decreased by 28% and 22% during the three and six months ended June 30, 2021, compared to the same periods in the previous financial year. The decrease was primarily due to cost management and a reduction in external consultant fees.

Interest Income

Interest income decreased by 83% and 86% during the three and six months ended June 30, 2021, compared to the same periods in the previous financial year. The decrease in interest income is generally attributable to the lower amount of funds available for investment and lower interest rates.

Financing Costs

Disclosed in this account is accretion expense which is associated with the Company’s ARO.

Research and Development Tax Incentive Income

In the six months ended June 30, 2021 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2021 will be less than A$20,000,000 and accordingly an estimated A$648,019 and A$1,260,285 has been recorded as a research and development tax incentive income for the three and six month periods ended June 30, 2021. The increase year on year for both the three and six month periods is driven by the increase in eligible research and development expenditure incurred in the respective periods of 2021 as compared to the same periods in 2020.

Research and development tax incentive income for the 2020 financial year has not yet been received and as such is recorded in “Other current assets” in the consolidated balance sheets.

Exchange Gain/ (Loss)

Foreign exchange gains and losses arise from the settlement of foreign currency transactions that are translated into the functional currency using the exchange rates prevailing at the dates of the transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies.

Other Income

Other income is as follows for the relevant periods:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Insurance recovery	1,087	-	2,262	600,000
Federal and state government subsidies	70,009	501,826	153,001	501,826
Rental income	46,676	43,600	92,276	92,134
Other income	-	1,013	135,450	1,013
	117,772	546,439	382,989	1,194,973

Insurance recovery for the six months ended June 30, 2020 represents A$600,000 as partial reimbursement of our legal costs which was incurred during mediation with Siemens.

Federal and state government subsidies which primarily include Australian JobKeeper payments and Canada Emergency Wage Subsidy, represent assistance provided by these authorities as a stimulus during COVID-19. The Company was ineligible to receive Australian JobKeeper payments in relation to the 2021 financial year.

Certain Uncertainties

Depending on the duration of the COVID-19 crisis and continued negative impacts on economic activity, the Company may experience negative impacts in 2021 which cannot be predicted.

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	June 30, 2021	December 31, 2020
	A$	A$
Financial assets
Cash and cash equivalents	18,864,249	23,561,807
Accounts receivable	749,317	73,073
Total financial assets	19,613,566	23,634,880
Debt:
Short and long term debt/ loan	64,391	40,741
Total debt	64,391	40,741
Net financial assets	19,549,175	23,594,139

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at June 30, 2021 or for the year ended December 31, 2020.

The Company is continuing to monitor the potential impact of COVID-19, if any, on the Company’s business and financial position.

Derivative Instruments and Hedging Activities

We had no derivatives or outstanding contracts in place through the period ended June 30, 2021 and for the year ended December 31, 2020.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	June 30, 2021	December 31, 2020
	A$	A$
Cash and cash equivalents	18,864,249	23,561,807
Working capital	20,844,911	22,433,054
Ratio of current assets to current liabilities	3.76 : 1	3.50 : 1
Shareholders’ equity per common share	0.20	0.21

The movement in cash and cash equivalents and working capital during the above periods was primarily the result of ongoing investment in our R&D activities and the general operations of the Company.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
	A$	A$
Cash provided by/ (used in):
Operating activities	(5,467,991)	(8,291,139)
Investing activities	(320,792)	(372,204)
Financing activities	85,171	43,644
Net increase/ (decrease) in cash, cash equivalents and restricted cash	(5,703,612)	(8,619,699)

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

Our net cash increase in financing activities for the six months ended June 30, 2021 represents CAD$20,000 received in the form of a long-term unsecured government guaranteed loan which was introduced in the Canadian Federal Government’s COVID-19 Economic Response Plan and funds received in relation to the exercise of stock options issued to employees

Off-Balance Sheet Arrangement

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Segment Operating Performance

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

Item 4.                  Controls and Procedures

Disclosure Controls and Procedures.

At the end of the period covered by this report, the Company and management evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. John Sharman, Principal Executive Officer, and Salesh Balak, Principal Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sharman and Balak concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements

Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ John Sharman
Date: August 6, 2021		John Sharman
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: August 6, 2021		Salesh Balak
Principal Financial Officer