Form 10-Q
period 2021-09-30
UNIVERSAL BIOSENSORS INC
filed 2021-10-29
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,798,504 shares of Common Stock, U.S.$0.0001 par value, outstanding as of October 29, 2021.

UNIVERSAL BIOSENSORS, INC.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)
	1)	Consolidated condensed balance sheets at September 30, 2021 and December 31, 2020	1
	2)	Consolidated condensed statements of comprehensive income/(loss) for the three and nine months ended September 30, 2021 and 2020	2
	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the three and nine months ended September 30, 2021 and 2020	3
	4)	Consolidated condensed statements of cash flows for the nine months ended September 30, 2021 and 2020	5
	5)	Notes to consolidated condensed financial statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		20

Item 3	Quantitative and Qualitative Disclosures About Market Risk		26

Item 4	Controls and Procedures		26

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		27

Item 1A	Risk Factors		27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		27

Item 3	Defaults Upon Senior Securities		27

Item 4	Mine Safety Disclosures		27

Item 5	Other Information		27

Item 6	Exhibits		27

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101

SIGNATURES			28

Unless otherwise noted, references on this Form 10-Q to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”), its wholly owned US subsidiary, Universal Biosensors LLC (“UBS LLC”) and UBS’ wholly owned Canadian operating subsidiary, Hemostasis Reference Laboratory Inc. (“HRL”) and wholly owned Dutch subsidiary, Universal Biosensors B.V. (“UBS BV”). Unless otherwise noted, all references in this Form 10-Q to “$”, “A$” or “dollars” and dollar amounts are references to Australian dollars. References to “US$”, “CAD$” and “€” are references to United States dollars, Canadian dollars and Euros respectively.

Universal Biosensors, Inc.

Item 1         Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	September 30, 2021	December 31, 2020
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	15,405,658	23,561,807
Inventories	2,043,777	1,879,853
Accounts receivable	588,344	73,073
Prepayments	1,253,181	107,511
Restricted cash	1,982,475	2,174,806
Other current assets	5,745,484	3,598,596
Total current assets	27,018,919	31,395,646
Non-current assets:
Property, plant and equipment	29,599,160	29,339,380
Less accumulated depreciation	(25,524,960)	(24,984,001)
Property, plant and equipment - net	4,074,200	4,355,379
Intangible assets	16,371,996	16,371,996
Less amortization of intangible assets	(3,308,470)	(2,084,605)
Intangible assets - net	13,063,526	14,287,391
Right-of-use asset	2,195,387	4,024,962
Restricted cash	1,311,237	2,318,507
Other non-current assets	88,299	0
Total non-current assets	20,732,649	24,986,239
Total assets	47,751,568	56,381,885

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	619,336	447,523
Accrued expenses	1,206,264	1,152,008
Contingent consideration	2,081,599	1,947,546
Other liabilities	2,842,912	2,659,534
Contract liabilities	108,012	1,628,426
Lease liability	521,996	524,844
Employee entitlements liabilities	730,346	602,711
Total current liabilities	8,110,465	8,962,592
Non-current liabilities:
Asset retirement obligations	2,696,826	2,734,800
Long-term loan - unsecured	65,374	40,741
Employee entitlements liabilities	25,488	20,960
Deferred income tax liability	3,050,837	3,050,837
Lease liability	1,816,545	3,594,531
Total non-current liabilities	7,655,070	9,441,869
Total liabilities	15,765,535	18,404,461

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil at September 30, 2021 (nil at December 31, 2020)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 177,798,504 shares at September 30, 2021 (177,611,854 at December 31, 2020)	17,780	17,761
Additional paid-in capital	93,692,467	93,570,030
Accumulated deficit	(55,317,296)	(47,679,272)
Current year loss	(6,084,977)	(7,638,024)
Accumulated other comprehensive loss	(321,941)	(293,071)
Total stockholders’ equity	31,986,033	37,977,424
Total liabilities and stockholders’ equity	47,751,568	56,381,885

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Revenue
Revenue from products	590,421	188,595	3,161,469	1,018,454
Revenue from services	568,525	223,288	1,389,365	456,875
Total revenue	1,158,946	411,883	4,550,834	1,475,329
Operating costs and expenses
Cost of goods sold	364,667	156,728	1,771,044	901,359
Cost of services	321,819	199,522	941,928	648,666
Total cost of goods sold and services	686,486	356,250	2,712,972	1,550,025
Gross profit/(loss)	472,460	55,633	1,837,862	(74,696)
Other operating costs and expenses
Product support	46,107	4,653	67,620	12,316
Depreciation and amortization	551,626	547,995	1,625,066	1,685,551
Research and development	2,480,217	1,157,194	5,296,067	3,784,259
Selling, general and administrative	1,420,582	1,275,599	3,943,407	4,497,676
Total operating costs and expenses	4,498,532	2,985,441	10,932,160	9,979,802
Loss from operations	(4,026,072)	(2,929,808)	(9,094,298)	(10,054,498)
Other income/(expense)
Interest income	11,342	39,584	43,086	260,990
Financing costs	(32,492)	(38,700)	(97,476)	(116,100)
Research and development tax incentive income	1,078,895	493,297	2,339,180	1,679,558
Exchange gain/(loss)	58,281	(89,978)	306,360	(13,630)
Other income	35,182	424,233	418,171	1,619,206
Total other income	1,151,208	828,436	3,009,321	3,430,024
Net loss before tax	(2,874,864)	(2,101,372)	(6,084,977)	(6,624,474)
Income tax benefit/(expense)	0	0	0	0
Net loss	(2,874,864)	(2,101,372)	(6,084,977)	(6,624,474)

Loss per share
Net loss per share - basic and diluted	(0.02)	(0.01)	(0.03)	(0.04)
Average weighted number of shares - basic and diluted	177,773,779	177,571,854	177,681,443	177,571,854

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(2,401)	8,250	(28,870)	29,511
Reclassification for gain/(loss) realized in net income	0	0	0	0
Other comprehensive income/(loss)	(2,401)	8,250	(28,870)	29,511
Comprehensive loss	(2,877,265)	(2,093,122)	(6,113,847)	(6,594,963)

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended September 30, 2021

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at July 1, 2021	177,753,504	17,775	93,664,302	(58,527,409)	(319,540)	34,835,128
Net loss	0	0	0	(2,874,864)	0	(2,874,864)
Other comprehensive loss	0	0	0	0	(2,401)	(2,401)
Exercise of stock options issued to employees	45,000	5	1,150	0	0	1,155
Stock-based compensation expense	0	0	27,015	0	0	27,015
Balances at September 30, 2021	177,798,504	17,780	93,692,467	(61,402,273)	(321,941)	31,986,033

Nine months ended September 30, 2021

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2021	177,611,854	17,761	93,570,030	(55,317,296)	(293,071)	37,977,424
Net loss	0	0	0	(6,084,977)	0	(6,084,977)
Other comprehensive loss	0	0	0	0	(28,870)	(28,870)
Exercise of stock options issued to employees	186,650	19	65,811	0	0	65,830
Stock-based compensation expense	0	0	56,626	0	0	56,626
Balances at September 30, 2021	177,798,504	17,780	93,692,467	(61,402,273)	(321,941)	31,986,033

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended September 30, 2020

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at July 1, 2020	177,571,854	17,757	93,515,034	(52,202,374)	(320,481)	41,009,936
Net loss	0	0	0	(2,101,372)	0	(2,101,372)
Other comprehensive income	0	0	0	0	8,250	8,250
Stock-based compensation expense	0	0	55,000	0	0	55,000
Balances at September 30, 2020	177,571,854	17,757	93,570,034	(54,303,746)	(312,231)	38,971,814

Nine months ended September 30, 2020

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2020	177,571,854	17,757	93,396,802	(47,679,272)	(341,742)	45,393,545
Net loss	0	0	0	(6,624,474)	0	(6,624,474)
Other comprehensive income	0	0	0	0	29,511	29,511
Stock-based compensation expense	0	0	173,232	0	0	173,232
Balances at September 30, 2020	177,571,854	17,757	93,570,034	(54,303,746)	(312,231)	38,971,814

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2021	2020
	A$	A$
Cash flows from operating activities:
Net loss	(6,084,977)	(6,624,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,899,692	1,842,693
Stock-based payment expense	56,626	173,232
Gain on fixed assets disposal	0	(45)
Unrealized foreign exchange gains	(513,215)	(42,182)
Change in assets and liabilities:
Inventories	(163,924)	(955,446)
Accounts receivable	(495,691)	(56,463)
Prepayment and other assets	(3,260,522)	(1,893,250)
Other non-current assets	(88,299)	0
Contract liabilities	(1,351,218)	(925,886)
Employee entitlements	132,163	6,281
Accounts payable and accrued expenses	456,305	(147,465)
Net cash used in operating activities	(9,413,060)	(8,623,005)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	0	45
Purchases of property, plant and equipment	(475,850)	(258,413)
Net cash used in investing activities	(475,850)	(258,368)
Cash flows from financing activities:
Proceeds from borrowings	20,496	43,644
Proceeds from exercise of stock options issued to employees	65,811	0
Net cash provided by financing activities	86,307	43,644
Net decrease in cash, cash equivalents and restricted cash	(9,802,603)	(8,837,729)
Cash, cash equivalents and restricted cash at beginning of period	28,055,120	37,192,907
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	446,853	39,282
Cash, cash equivalents and restricted cash at end of period	18,699,370	28,394,460

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

Key recent updates to our Company include:

In March 2021 the Company successfully launched its new product, the Sentia™ (“Sentia”) hand-held wine analyzer. Sentia measures free SO₂ levels in post-fermentation wine and other analytical tests including Malic Acid, Glucose and Fructose, are planned to be commercialized during the next three months. Additionally, analytical tests including Acetic and Total Acid are in development and are planned to be commercialized during 2022.

Since the Sentia product launch, the Company has entered into Distribution Agreements with Companies to distribute or has sold Sentia devices and strips in Australia, the USA, Italy, Germany, Spain, Portugal, Switzerland, New Zealand, South Africa, Canada and Chile.

Subsequent to September 30, 2021, the Company entered into a three-year Distribution Agreement with French Company, Vivelys SAS which is a part of the Oeneo Group, for the distribution of our Sentia products. Vivelys is a leader in the wine industry in France and more broadly around the world. The Oeneo Group has more than 10,000 customers worldwide.

During 2021, the Company commenced the direct distribution of Xprecia Stride™ in global markets and continues to invest in the development of a new point-of-care coagulation device.

The Company is making good progress and has 13 Distribution Agreements with companies located in Czech Republic, Chile, Switzerland, Malaysia, Romania, Macedonia, Germany, Poland, Slovenia, Serbia and Albania to distribute Xprecia Stride™, in addition to an Agreement with Siemens, who distributes Xprecia Stride™ in global markets.

In September 2021, the Company entered into agreements with the Peter MacCallum Cancer Centre (Peter Mac), the Victorian Cancer Biobank (part of Cancer Council Victoria) and the internationally recognized Centre for Cooperative Research in Bioscience, CIC bioGUNE – BRTA (together with its clinical partner Basurto University Hospital, Spain) to commence development clinical trials with the Tn Antigen biosensor. Results are expected during Q1 2022.

During December 2020, the Company entered into a global exclusive license agreement with LifeScan Global Corporation to develop a blood glucose biosensor to be used for the detection and monitoring of diabetes in non-humans.

UBI has won several new contracts during 2021 in the coagulation testing services space and recorded its largest ever quarter for revenue in the three months ended September 30, 2021.

Key aspects of our strategy for increasing shareholder value and our plan of operations over the remainder of the fiscal year ending December 2021 include:

●	finalize development clinical trials for Tn Antigen;
●	develop new applications for our technology platform in markets with commercial potential;
●	enter into collaborative, strategic or distribution arrangements with industry participants with respect to the development and commercialization of our products;
●	manufacture products;
●	provide the necessary post-market support for our customers and partners;
●	provide laboratory services for our customers and partners; and
●	identify, investigate and evaluate merger and acquisition opportunities.

2. Certain Uncertainties

Depending on the duration of the COVID-19 crisis and continued negative impacts on economic activity, the Company may experience negative impacts in 2021 which cannot be predicted.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

3. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the consolidated condensed financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K” or “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2021. The year-end consolidated condensed balance sheets data as at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation

The consolidated condensed financial statements include the financial statements of the Company and its wholly owned subsidiaries, UBS, UBS LLC, HRL and UBS BV. All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of the consolidated condensed financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recognition of revenue, initial recognition of intangible assets, carrying value of intangible assets and their useful lives, carrying amount of property, plant and equipment, carrying value of inventory, deferred income taxes, asset retirement obligations, liabilities related to employee benefits, lease obligations, research and development tax incentive income and stock-based compensation expenses. Actual results could differ from those estimates.

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

Net Loss per Share and Anti-dilutive Securities

Basic and diluted net loss per share is presented in conformity with ASC 260 – Earnings per Share. Basic and diluted net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by adjusting the basic net loss per share by assuming all dilutive potential ordinary shares are converted.

Foreign Currency

Functional and Reporting Currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of UBI and UBS is Australian dollars (“AUD” or “A$”) for all years presented. The functional currencies of UBS LLC, HRL and UBS BV are United States dollars (“US$”), Canadian dollars (“CAD$”) and Euros (“€”), respectively, for all years presented.

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

Prepayments

Prepaid expenses represent expenditures that have not yet been recorded by the Company as an expense, but have been paid for in advance. The Company’s prepayments are primarily represented by insurance premiums paid annually in advance and fees partially paid in advance in relation to the development activities being carried out for the biosensor test used for the detection and monitoring of diabetes in non-humans.

Other Current Assets

The Company’s other current assets is primarily represented by the estimated receivable in relation to the research and development tax incentive income.

Property, Plant and Equipment

Property, plant and equipment are recorded at acquisition cost, less accumulated depreciation.

Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life of machinery and equipment is 3 to 10 years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Maintenance and repairs that do not extend the life of the asset are charged to operations as incurred, include normal services and do not include items of a capital nature.

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

Australian Goods and Services Tax (“GST”) and Canadian Harmonized Sales Tax (“HST”)

Revenues, expenses and assets are recognized net of the amount of associated GST and HST, unless the GST and HST incurred is not recoverable from the taxation authority. In this case it is recognized as part of the cost of acquisition of the asset or as part of the expense. Receivables and payables are stated inclusive of the amount of GST and HST receivable or payable. The net amount of GST and HST recoverable from, or payable to, the taxation authority is included with other current assets or accrued expenses in the consolidated condensed balance sheets dependent on whether the balance owed to the taxation authorities is in a net receivable or payable position.

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

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease incentives, initial direct costs incurred by the Company and lease prepayments made prior to or at lease commencement. ROU assets are classified as operating lease right-of-use assets, net of accumulated amortization, on the Company’s consolidated condensed balance sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record an impairment loss in its consolidated condensed statements of income and comprehensive income/(loss).

Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

As part of the adoption of ASU No. 2016-02, the Company elected the following practical expedients:

1)	lease vs. non-lease components relating to the real estate asset class;
2)	the short-term lease exemption; and
3)

the package of practical expedients, which permits the Company to not reassess prior conclusions about lease identification, lease classification and initial direct costs under the new standard. In addition, the Company elected not to adopt the practical expedient related to hindsight.

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

Revenue Recognition

The Group recognizes revenue predominantly from the sale of coagulation and wine testing devices and the provision of coagulation testing services based on the provisions of ASC 606 Revenue from Contracts with Customers. In accordance with this provision, to determine whether to recognize revenue, the Group follows a five-step process:

a)	Identifying the contract with a customer;
b)	Identifying the performance obligations within the customer contract;
c)	Determining the transaction price;
d)	Allocating the transaction price to the performance obligation; and
e)	Recognizing revenue when/as performance obligations are satisfied.

Nature of goods and services

The following is a description of products and services from which the Company generates its revenue.

Products and services	Nature, timing of satisfaction of performance obligations and significant payment terms
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

Research and Development Tax Incentive Income

Research and development tax incentive income is recognized when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred and the consideration can be reliably measured.

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

In the nine months ended September 30, 2021 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2021 will be less than A$20,000,000 and accordingly an estimated A$1,078,895 and A$2,339,180 has been recorded as a research and development tax incentive income for the three and nine month periods ended September 30, 2021. The Company will review its forecasted aggregate turnover on a quarterly basis to determine if the R&D tax offsets are refundable or captured as part of the current year income tax computation.

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

Research and Development Expenditure

R&D expenses consist of costs incurred to further the Company’s research and product development activities and include salaries and related employee benefits, costs associated with clinical trial and preclinical development, regulatory activities, research-related overhead expenses, costs associated with the manufacture of clinical trial material, costs associated with developing a commercial manufacturing process, costs for consultants and related contract research, facility costs and depreciation. R&D costs are expensed as incurred.

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

Stock-based Compensation

We measure stock-based compensation at grant date, based on the estimated fair value of the award and recognize the cost as an expense on a straight-line basis over the vesting period of the award. We estimate the fair value of stock options and performance rights using the Trinomial Lattice model. We also grant our employees Restricted Stock Units (“RSUs”) and Zero Priced Employee Options (“ZEPOs”). RSUs are stock awards granted to employees that entitle the holder to shares of common stock as the award vests. ZEPOs are stock options granted to employees that entitle the holder to shares of common stock as the award vests. The value of RSUs are determined and fixed on the grant date based on the Company’s stock price. The exercise price of ZEPOs is nil.

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

Employee Benefit Costs

For all periods shown ending on or before June 30, 2021, the Company contributed 9.50% of each employee’s salary to standard defined contribution superannuation funds on behalf of all eligible UBS employees. For the period commencing July 1, 2021, in line with legislative updates, the rate increased to 10%. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they have reached the statutory retirement age. Whilst the Company has a third party default superannuation fund, it permits UBS employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated condensed statements of comprehensive income/(loss) as the expense is incurred.

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

Benefit Plan

The Company provides eligible HRL employees a Benefit Plan. In general, the Benefit Plan includes extended health care, dental care, basic life insurance, basic accidental death and dismemberment and disability insurance.

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

We are subject to income taxes in Australia, Canada, the Netherlands and the United States. Tax returns up to and including the 2020 financial years have been filed in Australia, Canada and the United States for UBI (Australian consolidated group), HRL and UBI (US parent entity).

4. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same such amounts shown in the consolidated condensed statements of cash flows.

	September 30, 2021	December 31, 2020
	A$	A$
Cash and cash equivalents	15,405,658	23,561,807
Restricted cash – current assets	1,982,475	2,174,806
Restricted cash – non-current assets	1,311,237	2,318,507
	18,699,370	28,055,120

Restricted cash maintained by the Company in the form of term deposits is as follows:

	September 30, 2021	December 31, 2020
	A$	A$
Performance guarantee (a) - current assets	1,982,475	2,174,806
Collateral for facilities (b) - non-current assets	320,000	320,000
Performance guarantee (a) - non-current assets	991,237	1,998,507
	3,293,712	4,493,313

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

Interest earned on the restricted cash for the three months ended September 30, 2021 and 2020 was A$966 and A$1,081, respectively and A$8,248 and A$42,334 for the nine months ended September 30, 2021 and 2020, respectively.

5. Inventories

	September 30, 2021	December 31, 2020
	A$	A$
Raw materials	1,126,485	761,279
Work in progress	424,034	640,885
Finished goods	493,258	477,689
	2,043,777	1,879,853

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

6. Receivables

	September 30, 2021	December 31, 2020
	A$	A$
Accounts receivable	588,344	73,073
Allowance for doubtful accounts	0	0
	588,344	73,073

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

	September 30, 2021	December 31, 2020
	A$	A$
Operating lease right-of-use assets:
Non-current	2,195,387	4,024,962
Operating lease liabilities:
Current	521,996	524,844
Non-current	1,816,545	3,594,531

Weighted average remaining lease terms (in years)	4.2	7.0
Weighted average discount rate	5.0%	6.0%

The components of lease income/expense were as follows:

	Nine months ended September 30,
	2021	2020
	A$	A$
Fixed payment operating lease expense	539,769	563,169
Short-term lease expense	0	75,716
Sub-lease income	127,837	141,734

The sub-lease income was deemed an operating lease.

Supplemental cash flow information related to the Company’s leases was as follows:

	Nine months ended September 30,
	2021	2020
	A$	A$
Operating cash outflows from operating leases	491,963	488,382

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Future lease payments are as follows:

As at September 30, 2021
A$
2021	177,338
2022	598,564
2023	594,392
2024	608,443
2025	623,654
Thereafter	0
Total future lease payments	2,602,391
Less: imputed interest	263,850
Total operating lease liabilities	2,338,541
Current	521,996
Non-current	1,816,545

On January 1, 2021, the lease for 1 Corporate Avenue was terminated and a new lease entered into simultaneously. The lease expires on December 31, 2025 with an option to renew the lease for two further terms of five years each. The renewal option periods have not been included in the lease term as the Company is not reasonably certain that they will be exercised.

On June 28, 2021, HRL entered into a premises lease, which has not yet commenced, with a ten-year contractual period ending in February 2032 and the Company is making arrangements to relocate the operation. The lease does not include an option to renew the lease for a further term.

As of September 30, 2021, the Company has not entered into any other lease agreements that have not yet commenced.

8. Contingent Consideration

Pursuant to the Siemens Acquisition and the agreement dated September 2019, the Company has agreed to pay US$1,500,000 to Siemens within five days of Siemens achieving a pre-defined milestone. The Company has the discretion of advising Siemens when the milestone is to be achieved but from the date notification is sent by the Company, Siemens has 90 days to fulfill this milestone. Notification has not yet been issued to Siemens. Once the milestone is achieved, it will enable the Company to use Siemens proprietary reagent which will allow the Company to access markets in certain jurisdictions.

9. Other Liabilities

Other liabilities represents a marketing support payment due to one of our partners and is payable in US dollars. The balance will be paid once supporting documentation has been provided to the Company.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

11. Revenue

Disaggregation of Revenue

In the following table, revenue is disaggregated by major product and service lines and timing of revenue recognition.

	Three Months Ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Major product/service lines
Coagulation testing products	365,984	188,595	2,358,181	1,018,454
Coagulation testing services	568,525	223,288	1,389,365	456,875
Wine testing products	224,437	0	803,288	0
	1,158,946	411,883	4,550,834	1,475,329

Timing of revenue recognition
Products and services transferred at a point in time	1,158,946	411,883	4,550,834	1,475,329
	1,158,946	411,883	4,550,834	1,475,329

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers.

	September 30, 2021	September 30, 2020
	A$	A$
Receivables	588,344	173,089
Contract liabilities	108,012	3,178,198

The Company’s contract liabilities represent the Company’s obligation to transfer products to customers for which the Company has received consideration from customers, but the transfer has not yet been completed.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Nine months ended September 30,
	2021	2020
	A$	A$
Contract Liabilities - Current
Opening balance	1,628,426	2,682,404
Closing balance	108,012	3,178,198
Net increase/(decrease)	(1,520,414)	495,794
Contract Liabilities - Non-Current
Opening balance	0	1,421,680
Closing balance	0	0
Net increase/(decrease)	0	(1,421,680)

The Company expects all of the Company’s contract liabilities to be realized by December 31, 2021.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

12. Other Income

Other income is recognized when there is reasonable assurance that the income will be received and the consideration can be reliably measured.

Other income is as follows for the relevant periods:

	Three Months Ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Insurance recovery	0	0	2,262	600,000
Federal and state government subsidies	0	374,491	153,001	876,317
Rental income	35,182	49,600	127,837	141,734
Other income	0	142	135,071	1,155
	35,182	424,233	418,171	1,619,206

Insurance recovery for the nine months ended September 30, 2020 represents A$600,000 as partial reimbursement of our legal costs which was incurred during mediation with Siemens.

Federal and state government subsidies which primarily include Australian JobKeeper payments and Canada Emergency Wage Subsidy, represent assistance provided by government authorities as a stimulus during COVID-19. The Company was ineligible to receive Australian JobKeeper payments in relation to the 2021 financial year.

13. Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income. Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders and for the Company, includes net income/(loss).

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Nine months ended September 30, 2021
Foreign currency translation reserve	(28,870)	0	(28,870)
Reclassification for gains realized in net income/(loss)	0	0	0
Other comprehensive loss	0	0	0
	(28,870)	0	(28,870)

Nine months ended September 30, 2020
Foreign currency translation reserve	29,511	0	29,511
Reclassification for gains realized in net income/(loss)	0	0	0
Other comprehensive income	0	0	0
	29,511	0	29,511

14. Related Party Transactions

Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances and other similar items in the ordinary course of business, are set out below:

Mr. Coleman is a Non-Executive Chairman of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds, holds a beneficial interest and voting power over approximately 15% of our shares.

There were no material related party transactions or balances as at September 30, 2021 other than as disclosed above.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

15. Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at September 30, 2021 and December 31, 2020. Purchase commitments contracted for as at September 30, 2021 and December 31, 2020 were A$881,134 and A$369,779 respectively.

Refer to note 8 for details of the Company’s Contingent Consideration.

16. Segment Information

We operate in one segment. We are a specialist biosensors Company focused on the development, manufacture and commercialization of a range of point of use devices for measuring different analytes across different industries.

We operate predominantly in one geographical area, being Australia.

The Company’s material long-lived assets are predominantly based in Australia.

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

Results of Operations

Analysis of Consolidated Revenue

Our total revenue increased by 181% and 208% during the three and nine months ended September 30, 2021, compared to the same periods in the previous financial year as explained further below.

Revenue from Products

The financial results of the coagulation testing products and wine testing products we sold during the respective periods are as follows:

	Three Months Ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Revenue from products	590,421	188,595	3,161,469	1,018,454
Cost of goods sold	(364,667)	(156,728)	(1,771,044)	(901,359)
Gross profit	225,754	31,867	1,390,425	117,095
Gross profit margin	38%	17%	44%	11%

The movements in revenues during the three and nine months ended September 30, 2021, compared to the same periods in the previous financial year are primarily driven by volume increases.

Coagulation testing product sales increased by 132% during the nine months ended September 30, 2021, compared to the same period in the previous financial year due primarily to higher net sales from an existing customer and sales to new customers in the global market. Coagulation testing product sales increased by 94% during the three months ended September 30, 2021, compared to the same period in the previous financial year due primarily to sales to new customers in the global market.

The Company benefited from a new revenue stream in 2021 following the successful global launch of our Sentia, Free Sulphur Dioxide wine testing product.

Products gross margin increased during the three and nine months ended September 30, 2021, compared to the same periods in the previous financial year due primarily to higher products volume, a different product mix and an increase in throughput.

Revenue from Services

The financial results of the coagulation testing services we provided during the respective periods are as follows:

	Three Months Ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Coagulation testing services	568,525	223,288	1,389,365	456,875
Cost of services	(321,819)	(199,522)	(941,928)	(648,666)
Gross profit/(loss)	246,706	23,766	447,437	(191,791)
Gross profit/(loss) margin	43%	11%	32%	(42%)

Our revenue from coagulation testing services increased by 155% and 204% during the three and nine months ended September 30, 2021, compared to the same periods in the previous financial year. The primary reasons for the increase in revenues and subsequently the gross margins are as follows:

-

HRL’s operations were temporarily shut down during March to May 2020 which impacted its ability to generate revenue during this period. In comparison, HRL’s operations have been operational during 2021; and

-	HRL entered into new contracts during 2021, including a contract with Bayer Inc.

Adjusted EBITDA

Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization and accretion of asset retirement obligations. EBITDA is a non-GAAP measurement. Management uses Adjusted EBITDA because it believes that such measurements are widely accepted financial indicators used by investors and analysts to analyze and compare companies on the basis of operating performance and that these measurements may be used by investors to make informed investment decisions, including our ability to generate earnings sufficient to service our debt and enhances our understanding of our financial performance and highlights operational trends. These measures are not in accordance with, or an alternative for, U.S. GAAP. The most comparable GAAP measure is net earnings from continuing operations. Consolidated adjusted EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP.

Adjusted EBITDA for the respective periods and a reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Net loss	(2,874,864)	(2,101,372)	(6,084,977)	(6,624,474)
Interest income	(11,342)	(39,584)	(43,086)	(260,990)
Depreciation and amortization	662,717	593,521	1,899,692	1,842,693
Accretion expense	32,492	38,700	97,476	116,100
Adjusted EBITDA	(2,190,997)	(1,508,735)	(4,130,895)	(4,926,671)

The improvement in adjusted EBITDA during the nine months ended September 30, 2021, compared to the same period in the previous financial year is primarily a result of revenue growth that has resulted in a decline in the net loss between the respective periods.

The decline in adjusted EBITDA during the three months ended September 30, 2021, compared to the same period in the previous financial year is primarily a result of increased R&D expenditure that has resulted in an increase in the net loss between the respective periods.

Product Support

Product support relates to post-market technical support provided by us for the Xprecia Stride™ and Sentia test devices.

Depreciation and Amortization Expenses

	Three Months Ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Depreciation:
Charged to cost of goods sold and services	111,091	45,526	274,626	157,142
Charged to other operating costs and expenses	139,188	135,557	401,201	457,203
	250,279	181,083	675,827	614,345
Amortization:
Charged to other operating costs and expenses	412,438	412,438	1,223,865	1,228,348
Total depreciation and amortization	662,717	593,521	1,899,692	1,842,693

Depreciation of fixed assets is calculated on a straight-line basis over the useful life of property, plant and equipment. Depreciation is allocated to cost of goods sold and R&D based on output. The increase in depreciation during the three and nine months ended September 30, 2021, compared to the same periods in the previous financial year is due to depreciation charges allocated to the Sentia product launched in the 2021 financial year.

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

The primary focus of the R&D activities during the first and second quarters of 2021 were developing:

●	additional tests on our wine testing platform (Malic Acid, Glucose and Fructose, Acetic Acid and Total Acid);
●	UBI’s next generation PT-INR Coagulation platform; and
●	UBI’s Tn Antigen biosensor used for the detection, staging and monitoring of cancer

The Company continued to develop a biosensor strip and meter to be used for the detection and monitoring of diabetes in non-humans.

R&D expenditure increased by 114% and 40% during the three and nine months ended September 30, 2021, compared to the same periods in the previous financial year. We are undertaking development of multiple R&D projects which accounts for the increase in expenditure. Conversely, in the three and nine months ended September 30, 2020, the focus on R&D activities was on the development of our initial wine testing platform test which was launched in 2021.

The timing and cost of any development program is dependent upon a number of factors including achieving technical objectives, which are inherently uncertain and subsequent regulatory approvals. We have project plans in place for all our development programs which we use to plan, manage and assess our projects. As part of this procedure, we also undertake commercial assessments of such projects to optimize outcomes and decision making.

Additionally, R&D expenses are related to the development of new technologies and products based on the electrochemical cell platform.

The Company conducts research and development activities to build an expanding portfolio of product-based revenues and cash flows and increase the value of UBI’s core technology assets. Research is focused on demonstrating technical feasibility of new technology applications. Development activity is focused on turning these technology platforms into commercial-ready products and represents the majority of the Company’s R&D expenses.

R&D expenses consist of costs associated with research activities, as well as costs associated with our product development efforts, including pilot manufacturing costs. R&D expenses include:

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs, including stock-based compensation expense for certain personnel. Other selling, general and administrative expenses include shipping and handling costs incurred when fulfilling customer orders, repairs and maintenance, insurance, facility costs not otherwise included in R&D expenses, consultancy fees and professional fees for legal including legal services and maintenance fees incurred for patent applications, audit and accounting services.

Selling, general and administrative expenses increased by 11% and decreased by 12% during the three and nine months ended September 30, 2021, compared to the same periods in the previous financial year.

The increase for the three months ended September 30, 2021, compared to the same period in the previous financial year was primarily a result of increased sales and marketing expenditure as we continue to expand Sentia’s global customer base, increased spend on social and online media campaigns and increased investment in our coagulation and Sentia business development teams.

The decrease for the nine months ended September 30, 2021, compared to the same period in the previous financial year was primarily due to overall cost management and a reduction in external consultant fees.

Interest Income

Interest income decreased by 71% and 83% during the three and nine months ended September 30, 2021, compared to the same periods in the previous financial year. The decrease in interest income is attributable to the lower amount of funds available for investment and lower interest rates.

Financing Costs

Disclosed in this account is accretion expense which is associated with the Company’s ARO.

Research and Development Tax Incentive Income

As at September 30, 2021 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2021 will be less than A$20,000,000 and accordingly an estimated A$1,078,895 and A$2,339,180 has been recorded as research and development tax incentive income for the three and nine month periods ended September 30, 2021. The increase year on year for both the three and nine month periods is driven by the increase in eligible research and development expenditure incurred in the respective periods of 2021 as compared to the same periods in 2020.

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

Other Income

Other income is as follows for the relevant periods:

	Three Months Ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	A$	A$	A$	A$
Insurance recovery	0	0	2,262	600,000
Federal and state government subsidies	0	374,491	153,001	876,317
Rental income	35,182	49,600	127,837	141,734
Other income	-	142	135,071	1,155
	35,182	424,233	418,171	1,619,206

Insurance recovery for the nine months ended September 30, 2020 represents A$600,000 as partial reimbursement of our legal costs which was incurred during mediation with Siemens.

Federal and state government subsidies which primarily include Australian JobKeeper payments and Canada Emergency Wage Subsidy, represent assistance provided by government authorities as a stimulus during COVID-19. The Company was ineligible to receive Australian JobKeeper payments in relation to the 2021 financial year.

Certain Uncertainties

Depending on the duration of the COVID-19 crisis and continued negative impacts on economic activity, the Company may experience negative impacts in 2021 which cannot be predicted.

Critical Accounting Estimates and Judgments

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Note 3, “Summary of Significant Accounting Policies” in Item 1 of this Form 10-Q and in the Notes to consolidated financial statements in Item 3 of the 2020 Form 10-K and “Critical Accounting Estimates and Judgments” in Item 7 of the 2020 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s consolidated condensed financial statements. Other than in relation to the Company’s stock-based compensation expense described below, there have been no material changes to the Company’s critical accounting policies and estimates since the 2020 Form 10-K.

The Company recognized a stock-based compensation expense of $11,118 during the three and nine-month period ended September 30, 2021, relating to a long-term incentive plan, containing two tranches, for certain employees which commenced in August 2021. As at reporting date, the Company assessed that there was a 10% probability of the relevant conditions being met for tranche one and a 0% probability of the relevant conditions being met for tranche two. If the Company had assumed a 100% probability, an expense of $166,765 would have been recognized as at September 30, 2021.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	September 30, 2021	December 31, 2020
	A$	A$
Financial assets
Cash and cash equivalents	15,405,658	23,561,807
Accounts receivable	588,344	73,073
Total financial assets	15,994,002	23,634,880
Debt
Short and long-term debt/ loan	65,374	40,741
Total debt	65,374	40,741
Net financial assets	15,928,628	23,594,139

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations and a long-term loan.

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at September 30, 2021 or for the year ended December 31, 2020.

The Company is continuing to monitor the potential impact of COVID-19, if any, on the Company’s business and financial position.

Derivative Instruments and Hedging Activities

We had no derivatives or outstanding contracts in place through the period ended September 30, 2021 and for the year ended December 31, 2020.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	September 30, 2021	December 31, 2020
	A$	A$
Cash and cash equivalents	15,405,658	23,561,807
Working capital	18,908,454	22,433,054
Ratio of current assets to current liabilities	3.33 : 1	3.50 : 1
Shareholders’ equity per common share	0.18	0.21

The movement in cash and cash equivalents and working capital during the above periods was primarily the result of ongoing investment in our R&D activities and the general operations of the Company.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Nine months ended September 30, 2021	Year Ended December 31, 2020
	A$	A$
Cash provided by/ (used in):
Operating activities	(9,413,060)	(8,291,139)
Investing activities	(475,850)	(372,204)
Financing activities	86,307	43,644
Net decrease in cash, cash equivalents and restricted cash	(9,802,603)	(8,619,699)

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

Our net cash increase in financing activities for the nine months ended September 30, 2021 represents CAD$20,000 received in the form of a long-term unsecured government guaranteed loan which was introduced in the Canadian Federal Government’s COVID-19 Economic Response Plan and funds received in relation to the exercise of stock options issued to employees.

Off-Balance Sheet Arrangement

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Segment Operating Performance

We operate in one segment. We are a specialist biosensors company focused on the development, manufacture and commercialization of a range of point of use devices for measuring different analytes across different industries.

We operate predominantly in one geographical area, being Australia.

The Company’s material long-lived assets are predominantly based in Australia.

Item 3                  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information called for by this Item.

Item 4.                  Controls and Procedures

Disclosure Controls and Procedures.

At the end of the period covered by this report, the Company and management evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. John Sharman, Principal Executive Officer and Salesh Balak, Principal Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sharman and Balak concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements

Filed herewith
104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ John Sharman
Date: October 29, 2021		John Sharman
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: October 29, 2021		Salesh Balak
Principal Financial Officer