Form 10-K
period 2021-12-31
UNIVERSAL BIOSENSORS INC
filed 2022-02-24
CIK 1279695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

or

☐ Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission file number: 000-52607

Universal Biosensors, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0424072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Universal Biosensors, Inc. 1 Corporate Avenue, Rowville, 3178, Victoria Australia		Not Applicable
(Address of principal executive offices)		(Zip Code)
Telephone: +61 3 9213 9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value US$0.0001 per share

(Title of each class)

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

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was A$91,148,185 (equivalent to US$68,525,205) as of June 30, 2021.

There were 177,838,504 shares of the registrant’s common stock, par value US$0.0001 per share, outstanding as of February 18, 2022.

Documents incorporated by reference:
Certain information contained in the registrant’s definitive Proxy Statement for the 2022 annual meeting of stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Information contained on pages F-2 through F-35 of our Annual Report to Stockholders for the fiscal year ended December 31, 2021 (our “2021 Annual Report”) is incorporated by reference in our response to Items 7, 7A, 8 and 9A of Part II.

UNIVERSAL BIOSENSORS, INC.

Unless otherwise noted, references in this Annual Report on Form 10-K (this “Form 10-K”) to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”), its wholly owned US operating subsidiary, Universal Biosensors LLC (“UBS LLC”) and UBS’ wholly owned Canadian operating subsidiary, Hemostasis Reference Laboratory Inc. (“HRL”) and wholly owned Dutch operating subsidiary, Universal Biosensors B.V. (“UBS BV”). Unless otherwise noted, all references in this Form 10-K to “$”, “A$” or “dollars” and dollar amounts are references to Australian dollars. References to “US$”, “CAD$” and “€” are references to United States dollars, Canadian dollars and Euros, respectively.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, our customers and partners’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

The statements in this Form 10-K containing the words “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “future,” “illustration,” “intends,” “may,” “plans,” “predicts,” “will,” “would,” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. The forward-looking statements included in this Form 10-K do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make.  We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in cautionary statements throughout this Form 10-K, particularly those set forth in section “Item 1A - Risk Factors.” However, new factors emerge from time to time and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except to the extent required by applicable law or regulation, we do not undertake to update or revise any forward-looking statements.

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

Business Overview

We are a specialist biosensors company focused on commercializing a range of biosensors in oenology (wine industry), human health including oncology, coagulation, COVID-19, women’s health and fertility, non-human and environmental testing using our patented platform technology and hand-held point of use devices. UBI was incorporated as a Delaware corporation on September 14, 2001.

Key recent updates to our Company include:

●	Revenue increased 80% (year on year);
●	Receipts from customers increased 412%;
●	Entering into a technology licensing deal that extends UBI’s platform technology measuring range by 1 million times (+) on our hand-held platform device;
●	Entering into a technology licensing deal for a cancer biomarker, Tn Antigen;
●	Entering into a technology licensing deal using aptamer sensing for an Instant COVID-19 Test;
●	The successful development and use of aptamer sensing technology on our hand-held platform device;
●	The global launch and sale of Sentia’s wine testing platform;
●	The global launch of Sentia’s Free Sulphur Dioxide product;
●	The hiring of a Sentia direct sales force in the USA;
●
Entering into 14 separate distribution agreements for the sale of Sentia’s wine testing platform device in Australia, France, USA, Italy, Germany, Spain, Portugal, Switzerland, New Zealand, South Africa, Canada, Mexico, Chile, Austria and Greece;

●	The completion of Sentia’s new Malic Acid wine testing product;
●	The further development of additional Sentia wine testing products including Total Sugars, Acetic Acid and Total Acid tests;
●	The finalization of the development of UBI’s next generation PT-INR Coagulation platform (Xprecia Prime);
●	The commencement of clinical studies and the recruitment of “first patient” across 4 sites in the USA for Xprecia Prime;
●	The submission to European regulatory authorities to have Xprecia Prime approved for sale in Europe;
●	The entering into 16 new distribution agreements for the sale of Xprecia products around the world;
●
Entering into various agreements for the development of our cancer Tn Antigen cancer biomarker with Peter MacCallum Cancer Centre, the Victorian Cancer Biobank and the internationally recognized Centre for Cooperative Research in Bioscience, CIC bioGUNE – BRTA (together with its clinical partner Basurto University Hospital, Spain);

●	The commencement of an Investigational Clinical Study (300 patient/+) for our Tn Antigen biosensor used for the detection, staging and monitoring of cancer;
●	The continued development of our diabetes detection and monitoring biosensor product in animals;
●	245% sales growth and record sales from our HRL laboratory business in Canada;
●	Strong sales growth for Xprecia Stride products; and
●	The establishment of operating subsidiary companies in the USA and Europe to support the global expansion of the Company’s coagulation and wine testing product sales.

Description of our business

Industry background

We operate in the high growth, point-of-care segment of the global in vitro diagnostics (IVD) industry and oenology (wine industry) and other industries where point-of-use devices are or can be used. A large proportion of testing in the IVD industry, has historically been performed either by using expensive equipment or by trained personnel at dedicated or centralized testing sites including hospital laboratories and commercial laboratories. Similarly, a large proportion of testing in the wine industry, has historically been performed either by using expensive equipment or by trained personnel at dedicated or centralized testing sites including commercial laboratories. Significant interest has developed in techniques and technologies that allow testing to be performed “on-the-spot” in real time. While not all tests are suited to being performed at the point-of-use, we believe our electrochemical cell technology and other technologies could be a suitable platform for adapting a number of tests to a point-of-use format as it offers speed, ease of use, reliability, accuracy at a low cost in alternative industries.

Point-of-use tests in development and partnering strategy

We are continuing to demonstrate the broader application of our technology platform for markets with significant commercial potential. To date, we have developed a blood glucose test for detection and monitoring of diabetes in humans with LifeScan and a coagulation Prothrombin Time International Normalized Ratio (“PT-INR”) test with Siemens, both of which are now sold by LifeScan and Siemens, respectively. The PT-INR tests are also marketed and sold by UBI as well. During 2021, we commenced the direct distribution of Xprecia Stride™ (“Stride”) in global markets and continue to invest in the development of a new point-of-care coagulation device. Building upon the success of these globally launched products, the Company continues to focus on the point-of-use market and in March 2021 the Company launched its new product, the Sentia™ (“Sentia”) hand-held wine analyzer. Sentia measures free SO₂ levels in post-fermentation wine. The Company continues to further develop other tests to be used in the wine industry. We expect to launch the Sentia “Total Sugar’s” Test into the global wine market in Q1 2022. Further analytical tests, Acetic and Total Acid are expected to launch during H2 2022.

Amongst other development work, we have commenced development of biosensor strip and meter to be used for the detection and monitoring of diabetes in non-humans, a next generation PT-INR Coagulation platform, development of Tn Antigen biosensor used for the detection, staging and monitoring of cancer and a platform to be used for SARS-CoV-2 N-Protein (which is the virus that causes COVID-19) (‘COVID-19 test’).

Principal products and services

We are the manufacturer and distributor of PT-INR coagulation test strips and the distributor of the Siemens’ Xprecia StrideTM Coagulation Analyzer, a test used to monitor the effect of the anticoagulant therapy warfarin.

We are the manufacturer and distributor of Sentia SO₂ test strips and the distributor of the Sentia Analyzer, used to measure free SO₂ levels in post-fermentation wine.

HRL provides non-diagnostic laboratory services and performs coagulation testing services.

UBS continues to conduct research and development to demonstrate the broader application of its technology platform.

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

HRL leased approximately 482 square meters of office and laboratory facilities at 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario, Canada. As part of the acquisition of the assets of the Hemostasis Reference Laboratory business in December 2016, HRL was transferred ISO 13485:2003 and ISO 13485 certification, which has been held continuously at the site since May 15, 2014 and July 2011, respectively. The lease for 711 Concession Street expired on January 31, 2022.

On June 28, 2021, HRL entered a premises lease to occupy approximately 418 square meters of office and laboratory facilities at 44 Frid Street, Hamilton, Ontario, Canada. The lease commenced in February 2022, with a ten-year contractual period. HRL relocated to the new premises in February 2022. The lease does not include an option to renew the lease for a further term.

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

Distribution

Order back log is not material to our business in as much as orders for our products generally are received and filled on a current basis. Our worldwide revenue for Siemens’ Xprecia StrideTM Coagulation Analyzer and for the provision of non-diagnostic laboratory and coagulation testing services are not generally seasonal. Our worldwide revenue for certain of our Sentia products is seasonal based on the respective grape harvest seasons in each territory.

Regulatory clearances

UBI’s medical device products and operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labelling, advertising, marketing and distribution, and market surveillance of UBI’s medical devices products. These products are also developed, manufactured and sold under an international quality system standard known as ISO 13485.

UBI’s Sentia device (non-medical) products are subject to regulation by product safety regulations by many government agencies in multiple jurisdictions. These agencies enforce laws and regulations that govern the safety aspects for development, testing, manufacturing, labelling, advertising, marketing and distribution, and market surveillance of UBI’s products. These products are also developed, manufactured and sold under an international quality system standard known as ISO 9001.

UBI actively maintains FDA/ISO Quality Systems that establish standards for its product design, manufacturing, and distribution processes. Prior to marketing or selling most of its medical products, UBI must secure approval from the FDA and counterpart non-U.S. regulatory agencies. Following the introduction of a product, these agencies may engage in periodic reviews of UBI’s quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in FDA policies, can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, UBI anticipates these factors in its product development and planning processes. These agencies possess the authority to take various administrative and legal actions against UBI, such as product recalls, product seizures and other civil and criminal sanctions.

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

Pursuant to our License Agreement with LifeScan, LifeScan is responsible for prosecution and maintenance of the patents and patent applications licensed to us by them. In the event that LifeScan elects not to proceed with the prosecution of a patent application licensed to us by them or discontinues the payment of fees, we have the right to assume and continue at our own expense the prosecution of any such patent or patent applications. As we move forward and develop new products we rely less on LifeScan patents.

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

Trademarks

We own the “SENTIA” trademark which we use to market our wine testing products.

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

Dependence on single customer

Our total income as disclosed below is attributed to countries based on location of customer. Location has been determined generally based on contractual arrangements. Total income includes revenue from products and services, interest income, research and development tax incentive income and other income as disclosed in the Consolidated Statements of Comprehensive Income/(Loss).

	Year Ended December 31,
	2021	2020
	A$	A$
Australia (home country)	4,580,741	5,003,332
Americas	1,419,436	681,806
Europe	3,905,621	2,760,382
Other	250,155	0
Total income	10,155,953	8,445,520

% of total revenue from products and services derived from major customers:

	Year Ended December 31,
	2021	2020
	A$	A$
Siemens	30%	77%
Bayer	16%	2%
Other	54%	21%

We did not have any significant backlog orders as of December 31, 2021 and 2020.

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

Human capital management

Through our long operating history and experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. The Company has a talented, motivated, and dedicated team, and is committed to supporting the development of all of its team members and to continuously building on its strong culture. As of February 18, 2022, the Company had approximately 81 employees located in Australia, Canada, the USA and Europe. Females represent 48% of our workforce, including 20% of senior management. 84% of our workforce are permanently employed to ensure throughput of growth and development. None of our employees are subject to a collective bargaining agreement.

Workplace Practices and Policies
The Company is committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status, caste or other legally protected characteristic. The Company is an equal opportunity employer committed to inclusion and diversity.

Compensation and Benefits
The Company recognizes its people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives. In support of this, we believe the Company offers compensation in each of our locations around the globe that is competitive (including salary, incentive bonus, and equity), equitable and enables employees to share in the Company’s success.

Growth and Development
The Company invests in tools and resources that support employees’ individual growth and development. The Company offers professional development opportunities including leadership training and have development programs and on-demand opportunities to cultivate talent throughout the Company.

Inclusion and Diversity
The Company is committed to hiring inclusively, providing training and development opportunities, fostering an inclusive culture, and ensuring equitable pay for employees, and is continuing to focus on increasing diverse representation at every level of the Company.

Engagement
The Company believes that open and honest communication among team members, managers and leadership fosters an open, collaborative work environment where everyone can participate, develop and thrive. Team members are encouraged to come to their managers with questions, feedback or concerns, and the Company regularly conducts surveys that gauge employee sentiment in areas like career development and overall workplace satisfaction.

Health and Safety
The Company is committed to protecting its employees everywhere it operates. The Company identifies potential risks associated with workplace activities in order to develop measures to mitigate possible hazards. The Company supports employees with general safety training and puts specific programs in place for those working in potentially high-hazard environments, including chemical management, equipment and machinery safety, hazardous materials management and electrical safety. The Company’s Safety Committee generally meet monthly to review any incidents, implement additional or update existing safety procedures across the whole operation. The Company has taken additional measures during the COVID-19 pandemic, including providing information resources, face masks and case support.

Available Information

We are required to file a Form 10-K as a result of UBI being registered under the Exchange Act.

We file annual and quarterly reports, proxy statements and other information with the United Stated Securities and Exchange Commission (the “SEC”), copies of which are available on ASX. Our public filings (including our Annual Report on Form 10-K and proxy statement) are also available at the website maintained by us at http://universalbiosensors.com and the SEC at http://www.sec.gov.

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

Our Corporate Governance Statement issued in accordance with ASX Listing Rule 4.10.3 reporting compliance against the ASX Corporate Governance Principles and Recommendations is available at https://www.universalbiosensors.com/investor-centre/corporate-governance.

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

The spread of COVID-19 caused us to modify our business practices (including restricting employee travel, enabling and encouraging remote work, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, partners, and community. These actions may adversely impact our productivity and cause delays on new and existing projects. Such delays may negatively impact our revenues. Further, there is no certainty that the measures we have taken or will take will be sufficient to mitigate the risks posed by the virus to the well-being and productivity of our workforce.

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

For example, we entered into a license agreement with LifeScan Global Corporation, which provide us exclusive license to develop a test strip and meter to be used for the detection and monitoring of diabetes in non-humans. Under certain circumstances, the agreement may be terminated by LifeScan Global Corporation including if we don’t launch the product within a specified period of time, if the product is not launched in certain key territories within a specified period of time and if rolling twelve months sales falls below a certain level after a specified period of time. The termination of our existing license agreement with LifeScan Global Corporation would disrupt our ability to commercialize the product which could have a material adverse impact on our financial condition and results of operations, negatively impact our ability to compete and cause our stock price to decline.

Furthermore, the License Agreement with LifeScan imposes material obligations on us. LifeScan may terminate the License Agreement if we fail to use commercially reasonable efforts to commercialise and fail to provide evidence of our compliance within 90 days of written notice, are liquidated or wound up, or are in persistent and material breach of our obligations and fail to remedy the breach within 90 days of written notice requiring us to do so. If we were to breach the License Agreement and LifeScan were to validly terminate the agreement in response, it would severely and adversely affect our financial results, business and business prospects and the future of our research and development activities. Amongst other things, it would seriously restrict or eliminate our ability to develop and commercialize our own tests and our ability to grant further sublicenses, which would restrict or eliminate our commercialization opportunities. If the License Agreement was terminated, any sublicense under the License Agreement previously granted by us to a third party that is in effect immediately prior to such termination would survive termination as a direct license from LifeScan to such sublicensee, provided certain conditions are met, including that the sublicensee is not in material breach of any provision of the License Agreement and agrees to be bound to the terms of the License Agreement with respect to the applicable sublicense field.

We may face challenges in marketing and selling our products, and training new customers on the use of our products which could impact our revenues.

In March 2021 the Company launched its new product, the Sentia™ (“Sentia”) hand-held wine analyzer. Sentia measures free SO₂ levels in post-fermentation wine. An additional analytical test, Malic Acid, was launched to the global wine market in January 2022.

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

Additionally, Siemens’ existing customers may choose not to purchase Xprecia Stride™ strips and instrument from UBI following the expiration of their current contracts with Siemens. Without the continuation of supply to existing Xprecia Stride™ customers, the manufacturing of Xprecia Stride™ strips may result in an operating loss to the extent that there are fixed overhead costs that do not vary with production volume.

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

There can be no guarantee that Xprecia StrideTM Coagulation Analyzer, or any of the other products in development, will gain market share in a timely fashion (or at all). Competitors such as Roche Diagnostics have well established brand recognition, sales and marketing forces, product development programs and have significant resources available to support their products.

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

Our principal current sources of liquidity are the earnings from Xprecia Stride™ strip sales, laboratory testing services provided by HRL and earnings from Sentia device and strip sales, along with cash flows from operations and existing cash and cash equivalents. These are sufficient to fund our operating needs and capital requirements for at least the next twelve months, based on current assumptions regarding the amount and timing of such expenditures and anticipated cash flows. Any significant deviation in actual results from our expected results of operations, any significant deviation in the amounts or timing of material expenditures from current estimates, or other significant unanticipated expenses could have a material adverse effect on our financial condition and/or may result in the need for debt or equity financing.

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

Increases in our costs to manufacturing products or conducting development work may decrease our margins or cause us to suffer a loss on the manufactured products. Additionally, we may suffer decreased margins due to the global reach of our business exposing us to market risk from changes in foreign currency exchange rates. The majority of our cash receipts are in US dollars and expenses are in Australian dollars and US dollars, and we are exposed to foreign exchange exposure particularly when we have to convert our US dollar cash receipts into Australian dollars to fund our operations. Additionally, we use, from time to time, financial instruments, primarily foreign currency forward contracts to hedge certain forecasted foreign currency commitments arising from trade accounts receivables, trade accounts payable and fixed purchase obligations. These hedging activities are largely dependent upon the accuracy of our forecasts and as such, our foreign currency forward contracts may not cover our full exposure to exchange rate fluctuations. Although we believe our foreign exchange policies are reasonable and prudent under the circumstances, we may experience losses from un-hedged currency fluctuations, which could be significant. If our costs increase or our margins decrease, it would have an adverse effect on our business and financial position.

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

Additionally, unanticipated clinical trial costs or delays could cause substantial additional expenditure that is not reimbursed by a partner, cause us to miss milestones which trigger a financial payment or cause us or a partner to delay or modify our plans significantly. This would harm our business, time to market, financial condition and results of operations.

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

We have largely funded our operations and capital expenditures from our existing cash reserves and the sale of our products and provision of services and government grants and rebates including the research and development tax incentive income. The revenue from the sale of our products and provision of services has funded a relatively small portion of our operating expenses. For the 2022 financial year, we expect to generate revenues from the sale of our Xprecia Stride™ product, Sentia products and through the provision of services undertaken by HRL. If our revenues are not significant, we will continue to incur operating losses on an annual basis.

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

Much of our platform intellectual property rights are licensed to us from LifeScan. If we were to breach the license agreement and LifeScan were to validly terminate the agreement in response, it would seriously restrict or eliminate our ability to develop and commercialize our existing and future tests which would have a material adverse effect on us as it would restrict r eliminate our existing commercialization opportunities. We also license other intellectual property from third parties as part of our other development efforts.

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

Allegedly defective designs or manufacture of allegedly defective products exposes us to the risk of product liability claims and product recalls. Any such claims have the potential to result in substantial costs, write-offs and potential delays in our shipment of product to customers, decreased demand for products and services, loss of revenue and cash flow, reputational damage, costs of related litigation, increases in our insurance premiums and increased scrutiny by regulatory agencies, claims by our customers and may trigger the dissolution of partnerships or collaborative relationships. The occurrence of some of these events may trigger action by government regulatory agencies including for example, warning, recalls and fines or penalties. While we will seek to mitigate our loss by obtaining appropriate insurances and appropriate contractual protections, if we are unable to maintain our insurance at an acceptable cost or on acceptable terms with adequate coverage, or negotiate appropriate contractual protections or otherwise protect against potential product liability claims, we will be exposed to significant liabilities. Recalls would harm our business and compromise the performance of our obligations to our customers and would have a material adverse effect on our business and financial results and may result in claims by our customers or partners and may trigger the dissolution of partnerships or collaborative relationships. Any claim for damages by our customers or other claim against us could be substantial.

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

As of December 31, 2021, we had A$18,921,216 of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$ 3,374,776 of non-refundable R&D tax offset as at December 31, 2021. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years.

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

Our principal sources of liquidity are cash flows from operations (revenue from services and product sales). We have also financed our business operations through government grants and rebates, including the refundable tax offset (“tax incentive income”). The refundable tax offset is one of the key elements of the Australian Government’s support for Australia’s innovation system and if eligible, provides the recipient with cash based upon our eligible research and development activities and expenditures. For the year ended December 31, 2020, our aggregate turnover was less than A$20,000,000 and we received a tax incentive income of A$2,826,244. Additionally, we will be eligible to make this claim for the year-ended 2021 as our revenues are less than A$20,000,000. We anticipate receiving a refundable tax offset of A$3,897,543 in 2022 following the lodgment of our 2021 Australian company tax return.

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

In addition, our securities are “restricted securities” as that term is defined in Rule 144 under the Securities Act. Restricted securities may be resold to U.S. persons as defined in Regulation S only if registered for resale or pursuant to an exemption from registration under the Securities Act.  We have not agreed to register any of our shares of common stock for resale by security holders.

A significant amount of our shares are controlled by individuals or voting blocks, and the interests of such individuals or voting blocks could conflict with those of the other stockholders.

Single stockholders with significant holdings or relatively small groups of stockholders have the power to influence matters requiring the approval of stockholders. Viburnum Funds Pty Ltd, as investment manager for its associated funds and entities holds a beneficial interest and voting power over approximately 16% of our shares. For details of our substantial stockholders and the interests of our directors, refer to “Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

Provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management, and frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult to remove our current directors. Such provisions include:

●
the division of our board of directors into classes whose terms expire at staggered intervals over a three year period and advance notice requirements for nominations to our board of directors and proposing matters that can be acted upon at shareholder meetings;

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

Limitation on Independent Registered Public Accounting Firm’s Liability.

The liability of PricewaterhouseCoopers (an Australian partnership which we refer to as PwC Australia), with respect to claims arising out of its audit report included in this Form 10-K, is subject to the limitations set forth in the Professional Standards Act 1994 of New South Wales, Australia, as amended (the Professional Standards Act) and Chartered Accountants Australia and New Zealand (NSW) scheme adopted by Chartered Accountants Australia and New Zealand on October 8, 2019 and approved by the New South Wales Professional Standards Council pursuant to the Professional Standards Act (the NSW Accountants Scheme). For matters occurring on or prior to October 7, 2019, the liability of PwC Australia may be subject to the limitations set forth in predecessor schemes. The current NSW Accountants Scheme expires on October 7, 2024 unless further extended or replaced.

The Professional Standards Act and the NSW Accountants Scheme may limit the liability of PwC Australia for damages with respect to certain civil claims arising in, or governed by the laws of, New South Wales directly or vicariously from anything done or omitted to be done in the performance of its professional services for us, including, without limitation, its audits of our financial statements. The extent of the limitation depends on the timing of the relevant matter and is:

●	in relation to matters occurring on or after October 8, 2013, a maximum liability for audit work of A$75 million; or
●
in relation to matters occurring on or prior to October 7, 2013, the lesser of (in the case of audit services) ten times the reasonable charge for the service provided and a maximum liability for audit work of A$75 million.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. The lease for the premises at 1 Corporate Avenue Rowville was terminated and a new lease entered into simultaneously in January 2021. The lease now expires on December 31, 2025 with an option to renew the lease for two further terms of five years each.

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

The Company leased approximately 482 square meters of office and laboratory facilities at 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario which expired on January 31, 2022. On June 28, 2021, HRL entered a premises lease to occupy approximately 418 square meters of office and laboratory facilities at 44 Frid Street, Hamilton, Ontario, Canada. The lease commenced in February 2022, with a ten-year contractual period. HRL relocated to the new premises in February 2022. The lease does not include an option to renew the lease for a further term.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. There are no known contemplated material governmental proceedings pending against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Security details

As of February 18, 2022, there were 177,838,504 shares of our common stock issued and outstanding and 8,848,800 employee options that are exercisable for an equivalent number of shares of common stock. All of our issued and outstanding shares of common stock are fully paid.

Under applicable U.S. securities laws all of the shares of our common stock are “restricted securities” as that term is defined in Rule 144 under the Securities Act. Restricted securities may be resold to U.S. persons as defined in Regulation S only if registered or pursuant to an exemption from registration under the Securities Ac. We have not agreed to register any of our shares of common stock for resale by security holders.

Holders

Currently, CDN holds the majority of our shares on behalf of and for the benefit of the holders of CDIs. The balance of the shares are held by certain of our employees generally as part of our restricted employee share scheme. Set out below is the approximate aggregate number of our registered holders of CDIs and shares at the specific date below:

Date	Total Number of Registered Holders	Number of Registered Holders that are United States Residents
At February 18, 2022	2,538	8

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

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price	Proceeds Received (A$)

2021
January	10,000	0.23	2,300
June	131,650	0.47	62,375
August	5,000	0.23	1,150
August	40,000	0.00	0
November	5,000	0.23	1,150
November	7,500	0.45	3,375
November	7,500	0.33	2,475
December	10,000	0.23	2,300
	216,650		75,125

2020
December	40,000	0.00	0

2019
February	210,000	0.00	0
April	20,000	0.17	3,400
May	73,334	0.00	0
November	25,000	0.00	0
	328,334		3,400

The funds have been and will be used for working capital requirements including the continued development of our existing pipeline of point of use tests and to identify and develop additional tests.

Restricted Employee Shares Issued to Employees

Our Employee Share Plan was adopted by the Board of Directors in 2009 which was subsequently amended in 2021 (“the Equity Incentive Plan”). The Equity Incentive Plan permits our Board to grant shares of our common stock to our employees and directors. The number of shares able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. All our permanent full-time employees are eligible for shares under the Equity Incentive Plan. The Company has in the past issued A$1,000 worth of restricted shares of common stock to employees of the Company, but no more frequently than annually. The restricted shares have the same terms of issue as our existing shares of common stock but are not able to be traded until the earlier of three years from the date on which the shares are issued or the date the relevant employee ceases to be an employee of the Company or any of its associated group of companies. We issue these shares in reliance upon exemptions from registration under Regulation S under the Securities Act on the basis that none of the recipient of such shares are “U.S. person” as such term is defined in Regulation S.

There were no restricted shares issued by the Company within the past two fiscal years.

Restricted stock awards activity during the current period is as follows:

	Number of shares	Weighted average issue price (A$)
Balance at December 31, 2020	91,652	0.24
Release of restricted shares	(91,652)	0.24
Balance at December 31, 2021	0	0

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities registered under Section 12 of the Exchange Act made in the fourth quarter of the fiscal year covered by this Form 10-K by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act).

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to our 2021 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages F-2 to F-9.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information called for by this Item 7A.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to our 2021 Annual Report under the following captions:
●	Report of Independent Registered Public Accounting Firm (PCAOB ID 1379)
●	Consolidated Balance Sheets
●	Consolidated Statements of Comprehensive Income/(Loss)
●	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)
●	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements

The items are included on pages F-10 through F-35 of the 2021 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.  As of the end of the period covered by this Form 10-K, the Company and its management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. John Sharman, Principal Executive Officer and Salesh Balak, Principal Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Mr. Sharman and Mr. Balak concluded that, as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act). Our internal control over the Company’s financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on this evaluation, our management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

/s/ John Sharman	/s/ Salesh Balak
John Sharman	Salesh Balak
Principal Executive Officer	Principal Financial Officer

February 24, 2022

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

This Annual Report does not include an attestation report of our Independent Registered Public Accounting Firm regarding internal control over financial reporting. We are an emerging growth company and are a non-accelerated filer under the SEC rules, and are exempt from the requirement to provide an auditor attestation report.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders in 2022 (the “2022 Proxy Statement”) under the captions “Management of the Company” and, if applicable, “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the 2022 Proxy Statement under the captions “Management of the Company – Compensation of Directors,” “Executive Compensation” and “Management of the Company – Board Committees – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item 12 is incorporated by reference to the 2022 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation – Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item 13 is incorporated by reference to the 2022 Proxy Statement under the captions “Certain Relationships and Related Transactions,” and “Management of the Company.”

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the 2022 Proxy Statement under the caption “Independent Public Accountants – Audit Fees.”

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)          Financial Statements

The following financial statements are incorporated by reference from pages F-10 through F-35 of our Annual Report to Stockholders for the fiscal year ended December 31, 2021, as provided in Item 8 hereof:

(a)(2)          Financial Statement Schedules – Schedule II—Valuation and Qualifying Accounts (F-35). All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

(a)(3) and (b) Exhibits – Refer below.

Exhibit Number	Description	Location
3.1	Amended and restated certificate of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.
3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.
4.3	Description of Securities	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2021 as Exhibit 4.3.
10.1	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.
10.2	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.
10.3	Form of indemnity agreement entered into with directors of us, our principal financial officer and company secretary	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.3.
10.4	CEO Option Plan.	Incorporated by reference to our Current Report on Form 8-K filed on September 17, 2021 as Exhibit 10.1.
10.5	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.
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

10.10	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.
10.11	Deed of Surrender and Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd	Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2021 as Exhibit 10.1.
10.12	Employment agreement between Universal Biosensors Pty Ltd and Mr. John Sharman effective March 3, 2020.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on May 1, 2020 as Exhibit 10.1
10.13	Definitive Agreements between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 18, 2019.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2019 as Exhibit 10.23
10.14	Employee Incentive Plan	Incorporated by reference to our Current Report on Form 8-K filed on September 17, 2021 as Exhibit 10.2.
10.15	Employee Share Plan	Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2021 as Exhibit 10.4.
10.16	Award Agreement between Universal Biosensors, Inc. and Mr. Salesh Balak, dated February 28, 2021	Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2021 as Exhibit 10.2.
10.17	Award Agreement between Universal Biosensors, Inc. and Mr. John Sharman, dated February 28, 2021	Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2021 as Exhibit 10.3.
13.0	Annual Report.	Filed herewith.
14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.
21.0	List of Subsidiaries.	Filed herewith.
24.0	Power of Attorney.	Included on signature page.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Exhibit Number	Description	Location
101
The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income/(Loss), (iii) the Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income/(Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2022

Universal Biosensors, Inc.
(Registrant)

By: /s/ John Sharman
John Sharman Principal Executive Officer

Power of Attorney

Each person whose signature appears below hereby constitutes and appoints John Sharman and Salesh Balak and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John Sharman	Chief Executive Officer	February 24, 2022
John Sharman	(Principal Executive Officer)

/s/ Salesh Balak	Chief Financial Officer	February 24, 2022
Salesh Balak	(Principal Financial Officer and Principal Accounting Officer)

/s/ Craig Coleman	Non-Executive Chairman and Director	February 24, 2022
Craig Coleman

/s/ Judith Smith	Director	February 24, 2022
Judith Smith

/s/ David Hoey	Director	February 24, 2022
David Hoey