Form 10-Q
period 2022-03-31
UNIVERSAL BIOSENSORS INC
filed 2022-04-29
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,988,504 shares of Common Stock, U.S.$0.0001 par value, outstanding as of April 22, 2022.

UNIVERSAL BIOSENSORS, INC.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	1)	Consolidated condensed balance sheets at March 31, 2022 and December 31, 2021	1

	2)	Consolidated condensed statements of comprehensive income/(loss) for the three months ended March 31, 2022 and 2021	2

	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the three months ended March 31, 2022 and 2021	3

	4)	Consolidated condensed statements of cash flows for the three months ended March 31, 2022 and 2021	4

	5)	Notes to consolidated condensed financial statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		19

Item 3	Quantitative and Qualitative Disclosures About Market Risk		26

Item 4	Controls and Procedures		26

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		27

Item 1A	Risk Factors		27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		27

Item 3	Defaults Upon Senior Securities		27

Item 4	Mine Safety Disclosures		27

Item 5	Other Information		27

Item 6	Exhibits		27

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101
	Exhibit 104

SIGNATURES			28

Unless otherwise noted, references in this Form 10-Q to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”) a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”), its wholly owned US operating subsidiary, Universal Biosensors LLC (“UBS LLC”) and UBS’ wholly owned Canadian operating subsidiary, Hemostasis Reference Laboratory Inc. (“HRL”) and wholly owned Dutch operating subsidiary, Universal Biosensors B.V. (“UBS BV”). Unless otherwise noted, all references in this Form 10-Q to “$”, “A$” or “dollars” and dollar amounts are references to Australian dollars. References to “US$”, “CAD$” and “€” are references to United States dollars, Canadian dollars and Euros respectively.

Universal Biosensors, Inc.

Item 1           Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	10,784,327	15,318,201
Inventories	2,407,897	2,143,504
Accounts receivable	1,259,957	476,164
Prepayments	1,083,715	399,290
Restricted cash	1,909,344	1,968,814
Other current assets	5,750,731	4,544,273
Total current assets	23,195,971	24,850,246
Non-current assets:
Property, plant and equipment	29,627,244	29,622,945
Less accumulated depreciation	(25,651,630)	(25,523,265)
Property, plant and equipment - net	3,975,614	4,099,680
Intangible assets	16,371,996	16,371,996
Less amortization of intangible assets	(4,124,380)	(3,720,908)
Intangible assets - net	12,247,616	12,651,088
Right-of-use asset - operating leases	4,893,907	2,050,336
Right-of-use asset - finance leases	65,432	0
Restricted cash	320,000	812,204
Other non-current assets	75,841	38,421
Total non-current assets	21,578,410	19,651,729
Total assets	44,774,381	44,501,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	346,572	436,763
Accrued expenses	4,168,491	2,800,815
Contingent consideration	2,004,812	2,067,255
Other liabilities	2,738,041	2,823,322
Contract liabilities	29,402	38,431
Lease liability - operating leases	693,713	500,284
Lease liability - finance leases	8,510	0
Employee entitlements liabilities	641,375	670,295
Short-term loan - secured	556,891	0
Short-term loan - unsecured	64,055	64,900
Total current liabilities	11,251,862	9,402,065
Non-current liabilities:
Asset retirement obligations	2,753,166	2,721,260
Employee entitlements liabilities	33,692	29,268
Deferred income tax liability	3,050,837	3,050,837
Lease liability - operating leases	4,435,322	1,690,716
Lease liability - finance leases	62,282	0
Total non-current liabilities	10,335,299	7,492,081
Total liabilities	21,587,161	16,894,146

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil at March 31, 2022 (nil at December 31, 2021)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 177,988,504 shares at March 31, 2022 (177,828,504 at December 31, 2021)	17,784	17,783
Additional paid-in capital	93,816,103	93,737,565
Accumulated deficit	(65,824,231)	(55,317,296)
Current year loss	(4,530,557)	(10,506,935)
Accumulated other comprehensive loss	(291,879)	(323,288)
Total stockholders’ equity	23,187,220	27,607,829
Total liabilities and stockholders’ equity	44,774,381	44,501,975

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended March 31,
	2022	2021
	A$	A$
Revenue
Revenue from products	1,280,325	1,163,690
Revenue from services	442,888	385,919
Total revenue	1,723,213	1,549,609
Operating costs and expenses
Cost of goods sold	663,861	542,037
Cost of services	640,505	297,069
Total cost of goods sold and services	1,304,366	839,106
Gross profit	418,847	710,503
Other operating costs and expenses
Product support	11,144	1,925
Depreciation and amortization	543,700	527,681
Research and development	3,557,115	1,407,507
Selling, general and administrative	1,919,427	1,189,817
Total other operating costs and expenses	6,031,386	3,126,930
Loss from operations	(5,612,539)	(2,416,427)
Other income/(expense)
Interest income	4,603	17,360
Interest expense	(7,462)	0
Financing costs	(31,907)	(32,492)
Research and development tax incentive income	1,117,192	612,266
Exchange gain/(loss)	(36,186)	123,767
Other income	35,742	265,217
Total other income	1,081,982	986,118
Net loss before tax	(4,530,557)	(1,430,309)
Income tax benefit/(expense)	0	0
Net loss	(4,530,557)	(1,430,309)

Loss per share
Net loss per share - basic and diluted	(0.03)	(0.01)
Average weighted number of shares - basic and diluted	177,893,726	177,621,854

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	31,409	(12,303)
Other comprehensive income/(loss)	31,409	(12,303)
Comprehensive loss	(4,499,148)	(1,442,612)

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended March 31, 2021

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2021	177,611,854	17,761	93,570,030	(55,317,296)	(293,071)	37,977,424
Net loss	0	0	0	(1,430,309)	0	(1,430,309)
Other comprehensive loss	0	0	0	0	(12,303)	(12,303)
Exercise of stock options issued to employees	10,000	1	2,299	0	0	2,300
Stock-based compensation expense	0	0	6,382	0	0	6,382
Balances at March 31, 2021	177,621,854	17,762	93,578,711	(56,747,605)	(305,374)	36,543,494

Three Months Ended March 31, 2022

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2022	177,828,504	17,783	93,737,565	(65,824,231)	(323,288)	27,607,829
Net loss	0	0	0	(4,530,557)	0	(4,530,557)
Other comprehensive income	0	0	0	0	31,409	31,409
Exercise of stock options issued to employees	160,000	1	3,899	0	0	3,900
Stock-based compensation expense	0	0	74,639	0	0	74,639
Balances at March 31, 2022	177,988,504	17,784	93,816,103	(70,354,788)	(291,879)	23,187,220

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021
	A$	A$
Cash flows from operating activities:
Net loss	(4,530,557)	(1,430,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	651,580	587,894
Stock-based compensation expense	74,639	6,382
Non-cash lease expense	98,337	49,024
Unrealized foreign exchange (gains)/losses	83,089	(62,325)
Change in assets and liabilities:
Inventories	(264,393)	182,013
Accounts receivable	(783,793)	(566,695)
Prepayments and other assets	(1,890,505)	(1,086,215)
Other non-current assets	(37,421)	0
Contract liabilities	(9,028)	(773,682)
Employee entitlements	(24,495)	42,981
Accounts payable and accrued expenses	1,376,213	(178,975)
Net cash used in operating activities	(5,256,334)	(3,229,907)
Cash flows from investing activities:
Purchases of property, plant and equipment	(273,259)	(150,573)
Net cash used in investing activities	(273,259)	(150,573)
Cash flows from financing activities:
Proceeds from borrowings	1,002,404	20,245
Repayment of borrowings	(445,513)	0
Proceeds from exercise of stock options issued to employees	3,900	2,300
Net cash provided by financing activities	560,791	22,545
Net decrease in cash, cash equivalents and restricted cash	(4,968,802)	(3,357,935)
Cash, cash equivalents and restricted cash at beginning of period	18,099,219	28,055,120
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(116,746)	90,208
Cash, cash equivalents and restricted cash at end of period	13,013,671	24,787,393

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

Key achievements during the first quarter of 2022 include:

●	15% sales growth from services revenue;
●	10% sales growth from products revenue;
●	The global launch of Sentia’s Malic Acid product;
●	The finalization of the development of Sentia’s Glucose product;
●

Entering into Distribution Agreements with Vivelys USA and Vivelys Chile for the sale of Sentia’s wine testing platform device. Vivelys is part of the Oeneo Group (a major player in the wine sector with more than 10,000 customers);

●	The commencement of a Sentia direct sales force in the USA;
●	Further development of Sentia wine testing products;
●

The establishment of a distribution centre in the USA to support the global expansion of the Company’s wine testing product sales. This is in addition to the distribution centres we have in Australia and Europe;

●	Regulatory approval to sell Xprecia Prime in 32 countries in Europe;
●	The commencement of an Xprecia Prime direct sales force in Europe;
●	The continuing successful development and use of aptamer sensing technology on our hand-held platform device;
●	The progression of clinical studies across 4 sites in the USA for Xprecia Prime;
●	The progression of an Investigational Clinical Study (300 patient/+) for our Tn Antigen biosensor used for the detection, staging and monitoring of cancer;
●	The continued development of our diabetes detection and monitoring biosensor product in animals; and
●

The company invested A$3,557,115 in R&D which was an increase of A$2,149,608 compared to prior period. A$1,696,040 was invested into the development of the veterinarian blood glucose product and A$175,306 was spent on our FDA clinical trial for Xprecia Prime (both non-recurring expenditures once completed). Other R&D increases relate to our investment in our oncology, fertility and COVID biosensors.

2. Certain Uncertainties

Depending on the duration of the COVID-19 crisis and continued negative impacts on economic activity, the Company may experience negative impacts in 2022 which cannot be predicted.

3. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the consolidated condensed financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K” or “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022. The year-end consolidated condensed balance sheets data as at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation

The consolidated condensed financial statements include the financial statements of the Company and its wholly owned subsidiaries, UBS, UBS LLC, HRL and UBS BV. All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of the consolidated condensed financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include deferred income taxes, research and development tax incentive income and stock-based compensation expenses. Actual results could differ from those estimates.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Recent Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no new material accounting standards issued in the fiscal first quarter of 2022 that impacted the Company.

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

Foreign Currency

Functional and Reporting Currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of UBI and UBS is “A$” for all years presented. The functional currencies of UBS LLC, HRL and UBS BV are US$”, CAD$ and €, respectively, for all years presented.

The consolidated condensed financial statements are presented using a reporting currency of A$.

Transactions and Balances

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated condensed statements of comprehensive income/(loss).

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

●	Unobservable inputs that reflect estimates and assumptions (Level 3 inputs).

Concentration of Credit Risk and Other Risks and Uncertainties

Cash, cash equivalents, restricted cash and accounts receivable consist of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the consolidated condensed balance sheets. The Company’s cash, cash equivalents and restricted cash are primarily invested with one of Australia’s largest banks. The Company is exposed to credit risk in the event of default by the banks holding the cash, cash equivalents and restricted cash to the extent of the amount recorded on the consolidated condensed balance sheets. The Company has not experienced any losses on its deposits of cash, cash equivalents and restricted cash. The Company has not identified any collectability issues with respect to receivables.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and estimated costs necessary to dispose. Inventories are principally determined under the average cost method which approximates cost. Cost comprises direct materials, direct labour and an appropriate portion of variable and fixed overhead expenditure, the latter being allocated on the basis of normal operating capacity. Costs of purchased inventory are determined after deducting rebates and discounts. The Company recognizes inventory on the consolidated condensed balance sheets when they have concluded that the substantial risks and rewards of ownership, as well as the control of the asset, have been transferred.

Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on a review of individual accounts for collectability, generally focusing on those accounts that are past due. The expense to adjust the allowance for credit losses, if any, is recorded within selling, general and administrative expenses in the consolidated condensed statements of comprehensive income/(loss). Account balances are charged against the allowance when it is probable the receivable will not be recovered.

Prepayments

Prepaid expenses represent expenditures that have not yet been recorded by the Company as an expense but have been paid for in advance. The Company’s prepayments are primarily represented by insurance premiums paid annually in advance.

Other Current Assets

The Company’s other current assets is primarily represented by the estimated receivable in relation to the research and development tax incentive income.

Property, Plant and Equipment

Property, plant and equipment are recorded at acquisition cost, less accumulated depreciation.

Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life of machinery and equipment is three to ten years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Maintenance and repairs that do not extend the life of the asset are charged to operations as incurred and include normal services and do not include items of a capital nature.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Intangible Assets

The intangible assets, having finite useful lives, are amortized over their estimated useful lives. Finite life intangible assets are amortized over the shorter of their contractual or useful economic lives. The intangible assets comprise of distribution rights and are amortized on a straight-line basis over ten years.

Impairment of Intangible Assets

Intangible assets with an indefinite life are tested for impairment at least annually and when there is an indication of impairment.

Australian Goods and Services Tax, Canadian Harmonized Sales Tax, US Sales Tax and European Value Added Tax, collectively “Sales Tax”

Revenues, expenses and assets are recognized net of the amount of associated Sales Tax, unless the Sales Tax incurred is not recoverable from the taxation authority. In this case it is recognized as part of the cost of acquisition of the asset or as part of the expense. Receivables and payables are stated inclusive of the amount of Sales Tax receivable or payable. The net amount of Sales Tax recoverable from, or payable to, the taxation authority is included with other current assets or accrued expenses in the consolidated condensed balance sheets dependent on whether the balance owed to the taxation authorities is in a net receivable or payable position.

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

As an implicit discount rate is not readily determinable in the Company’s lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. For certain leases with original terms of twelve months or less, the Company recognizes lease expense as incurred and does not recognize any lease liabilities. Short-term and long-term portions of operating and finance lease liabilities are classified as lease liabilities in the Company’s consolidated condensed balance sheets.

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease incentives, initial direct costs incurred by the Company and lease prepayments made prior to or at lease commencement. ROU assets are classified as operating or finance lease right-of-use assets, net of accumulated amortization, on the Company’s consolidated condensed balance sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record an impairment loss in its consolidated condensed statements of income and comprehensive income/(loss).

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

Laboratory testing services

HRL provides non-diagnostic laboratory services and performs these services on behalf of customers.

The performance obligation for the services is satisfied when the testing has been finalized and results have been reported to the customer. In some cases, the performance obligations will be satisfied as predetermined milestones have been achieved by the Company.

Standard payment terms are generally 30-60 days upon invoice date. The transaction price is fixed.

Wine testing products

Our Sentia wine analyzer is used to measure free SO₂ and Malic Acid levels in wine.

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

Interest Income

Interest income is recognized as it accrues, taking into account the effective yield and consists of interest earned on cash, cash equivalents and restricted cash in interest-bearing accounts.

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

The Company has recorded research and development tax incentive income of A$1,117,192 and A$612,266 for the three months ended March 31, 2022 and 2021, respectively. In the three months ended March 31, 2022 there is reasonable assurance that the aggregate turnover of the Company for the year ended December 31, 2022 will be less than A$20,000,000.

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

Research and Development Expenditure

R&D expenses consist of costs incurred to further the Company’s research and product development activities and include salaries and related employee benefits, costs associated with clinical trial and preclinical development, regulatory activities, research-related overhead expenses, costs associated with the manufacture of clinical trial material, costs associated with developing a commercial manufacturing process, costs for consultants and related contract research, facility costs and depreciation. R&D costs are expensed as incurred as they fall in the scope of ASC 730 ‘Research and Development’.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Employee Benefit Costs

For periods ending on or before June 30, 2021, the Company contributed 9.50% of each employee’s salary to standard defined contribution superannuation funds on behalf of all eligible UBS employees. For period commencing July 1, 2021, in line with legislative updates, the rate increased to 10%. Superannuation is an Australian compulsory savings program plan for retirement whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they have reached the statutory retirement age. Whilst the Company has a third-party default superannuation fund, it permits UBS employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated condensed statements of comprehensive income/(loss) as the expense is incurred.

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

401k Plan

The Company acts as a plan sponsor for a 401K plan for eligible UBS LLC employees. A 401K plan is a US-based defined-contribution pension account into which the employees can elect to have a percentage of their salary deducted and contributed to the plan.  Their contributions are matched by the Company up to a maximum of 10% of their salary.

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

We are subject to income taxes in Australia, Canada, the Netherlands and the United States. Tax returns up to and including the 2020 financial years have been filed in Australia, Canada and the United States for UBI (Australian consolidated group), HRL and UBI (US parent entity). Tax returns for the 2021 financial year will be filed for UBI, HRL, UBS, UBS LLC and UBS BV in 2022.

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

	March 31, 2022	December 31, 2021
	A$	A$
Cash and cash equivalents	10,784,327	15,318,201
Restricted cash – current assets	1,909,344	1,968,814
Restricted cash – non-current assets	320,000	812,204
	13,013,671	18,099,219

Restricted cash maintained by the Company in the form of term deposits is as follows:

	March 31, 2022	December 31, 2021
	A$	A$
Performance guarantee (a) - current assets	1,909,344	1,968,814
Collateral for facilities (b) - non-current assets	320,000	320,000
Performance guarantee (a) - non-current assets	0	492,204
	2,229,344	2,781,018

(a)

Performance guarantee represents letter of credit issued in favour of Siemens pursuant to the 2019 Siemens Agreements. The performance guarantee was initially issued for US$5,000,000 and the same reduces in equal quarterly amounts over the 42 months with effect from September 18, 2019.

(b)	Collateral for facilities represents bank guarantee of A$250,000 for commercial lease of UBS’ premises and security deposit on Company’s credit cards of A$70,000.

Interest earned on the restricted cash for the three months ended March 31, 2022 and 2021 was A$1,710 and A$5,444 respectively.

5. Inventories

	March 31, 2022	December 31, 2021
	A$	A$
Raw materials	908,190	1,207,077
Work in progress	633,384	410,731
Finished goods	866,323	525,696
	2,407,897	2,143,504

6. Receivables

	March 31, 2022	December 31, 2021
	A$	A$
Accounts receivable	1,259,957	476,164
Allowance for credit losses	0	0
	1,259,957	476,164

7. Leases

The Company’s lease portfolio consists primarily of operating leases for office space and equipment with contractual terms expiring from December 2022 to February 2032. Lease contracts may include one or more renewal options that allow the Company to extend the lease. The exercise of lease options is generally at the discretion of the Company. None of the Company’s leases contain residual value guarantees, substantial restrictions, or covenants. The Company’s leases are substantially within Australia and Canada.

(a) Operating Leases

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

On June 28, 2021, HRL entered into a premises lease, which commenced in January 2022, with a ten-year contractual period. The lease does not include an option to renew the lease for a further term.

	March 31, 2022	December 31, 2021
	A$	A$
Operating lease right-of-use assets:
Non-current	4,893,907	2,050,336
Operating lease liabilities:
Current	693,713	500,284
Non-current	4,435,322	1,690,716

Weighted average remaining lease terms (in years)	7.4	4.0
Weighted average discount rate	5.0%	5.0%

The components of lease income/expense were as follows:

	Three Months ended March 31,
	2022	2021
	A$	A$
Fixed payment operating lease expense	241,394	180,439
Short-term lease expense	3,574	0
Sub-lease income	35,561	45,600

The sub-lease income is deemed an operating lease.

The components of the fixed payment operating and short-term lease expense as classified in the consolidated condensed statements of comprehensive income/(loss) are as follows:

	Three Months ended March 31,
	2022	2021
	A$	A$
Cost of goods sold	24,594	23,078
Cost of services	96,204	24,753
Research and development	64,930	79,723
Selling, general and administrative	59,240	52,885
	244,968	180,349

Supplemental cash flow information related to the Company’s leases was as follows:

	Three Months ended March 31
	2022	2021
	A$	A$
Operating cash outflows from operating leases	146,218	131,415

Supplemental noncash information related to the Company’s leases was as follows:

	Three Months ended March 31,
	2022	2021
	A$	A$
Right of use assets obtained in exchange for lease liabilities	3,035,194	0
Right of use asset modifications	0	(1,392,953)

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Future lease payments are as follows:

As at March 31, 2022
A$
1 year	925,814
2 years	960,761
3 years	983,871
4 years	847,727
5 years	388,536
Thereafter	2,041,018
Total future lease payments	6,147,727
Less: imputed interest	(1,018,692)
Total operating lease liabilities	5,129,035
Current	693,713
Non-current	4,435,322

(b) Finance Leases

On October 22, 2021, UBS entered into a lease arrangement to install solar panels and inverters ("panels"). The lease commenced in January 2022 upon installation of the panels. The lease has a term of seven years and an option to acquire at the end of the term.

	March 31, 2022	December 31, 2021
	A$	A$
Finance lease right-of-use assets:
Non-current	65,432	0
Finance lease liabilities:
Current	8,510	0
Non-current	62,282	0

Weighted average remaining lease terms (in years)	6.9	-
Weighted average discount rate	4.7%	-

The components of lease income/expense were as follows:

	Three Months ended March 31,
	2022	2021
	A$	A$
Fixed payment finance lease expense – Amortization	2,337	0
Fixed payment finance lease expense – Interest expense	824	0
	3,161	0

The components of the fixed payment finance lease expense as classified in the consolidated condensed statements of comprehensive income/(loss) are as follows:

	Three Months ended March 31,
	2022	2021
	A$	A$
Selling, general and administrative	2,337	0
Interest expense	824	0
	3,161	0

There were no finance lease payments made in the first quarter of 2022 for the Company’s finance lease.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Supplemental noncash information related to the Company’s leases was as follows:

	Three Months ended March 31,
	2022	2021
	A$	A$
Right of use assets obtained in exchange for lease liabilities	66,990	0

Future lease payments are as follows:

As at March 31, 2022
A$
1 year	11,649
2 years	11,649
3 years	11,649
4 years	11,649
5 years	11,649
Thereafter	25,239
Total future lease payments	83,484
Less: imputed interest	(12,692)
Total operating lease liabilities	70,792
Current	8,510
Non-current	62,282

As of March 31, 2022, the Company has not entered into any operating or finance lease agreements that have not yet commenced.

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

10. Borrowings

The unsecured loan is a government guaranteed loan called Canada Emergency Business Account (CEBA) of CAD$60,000 to help eligible businesses with operating costs. CAD$40,000 was received by the Company in 2020 and CAD$20,000 in 2021. This is among the business support measures introduced in the Canadian Federal Government’s COVID-19 Economic Response Plan, with the following terms:

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

The secured loan is a short-term loan facility the Company entered into to finance its 2022 insurance premium. The total amount financed was A$1,002,404 and has the following terms:

●	the facility is repayable in 9 monthly instalments which commenced in January 2022;
●	interest is being charged at an effective annual interest rate of 1.49%; and
●	The short-term borrowing is secured by proceeds of or payable under any insurance including proceeds or refunds from the cancellation or termination of any insurance.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

11. Revenue

Disaggregation of Revenue

In the following table, revenue is disaggregated by major product and service lines and timing of revenue recognition.

	Three Months ended March 31
	2022	2021
	A$	A$
Major product/service lines
Coagulation testing products	964,589	827,905
Laboratory testing services	442,888	385,919
Wine testing products	315,736	335,785
	1,723,213	1,549,609

Timing of revenue recognition
Products and services transferred at a point in time	1,723,213	1,549,609
	1,723,213	1,549,609

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers.

	March 31,
	2022	2021
	A$	A$
Receivables	1,259,957	639,768
Contract liabilities	29,402	854,744

The Company’s contract liabilities represent the Company’s obligation to transfer products to customers for which the Company has received consideration from customers, but the transfer has not yet been completed.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Three Months ended March 31,
	2022	2021
	A$	A$
Contract Liabilities - Current
Opening balance	38,431	1,628,426
Closing balance	29,402	854,744
Net increase/(decrease)	(9,029)	(773,682)

The Company expects all of the Company’s contract liabilities to be realized by December 31, 2022.

12. Other Income

Other income is recognized when there is reasonable assurance that the income will be received and the consideration can be reliably measured.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Other income is as follows for the relevant periods:

	Three Months Ended March 31
	2022	2021
	A$	A$
Insurance recovery	0	1,175
Federal and state government subsidies	0	82,992
Rental income	35,561	45,600
Other income	181	135,450
	35,742	265,217

Federal and state government subsidies primarily includes the Canadian Emergency Wage Subsidy which represents assistance provided by government authorities as a stimulus during COVID-19.

13. Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income. Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders and for the Company, includes net income/(loss).

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Three Months Ended March 31, 2022
Foreign currency translation reserve	31,409	0	31,409
Reclassification for gains realized in net income/(loss)	0	0	0
Other comprehensive income	0	0	0
Other comprehensive income	31,409	0	31,409

Three Months Ended March 31, 2021
Foreign currency translation reserve	(12,303)	0	(12,303)
Reclassification for gains realized in net income/(loss)	0	0	0
Other comprehensive loss	0	0	0
Other comprehensive loss	(12,303)	0	(12,303)

14. Related Party Transactions

Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances and other similar items in the ordinary course of business, are set out below:

Mr. Coleman is a Non-Executive Chairman of the Company and Executive Chairman of Viburnum Funds Pty Ltd. Viburnum Funds Pty Ltd, as an investment manager for its associated funds, holds a beneficial interest and voting power over approximately 16% of our shares.

Subsequent to year end on April 20, 2022, the Company announced a fully underwritten non-renounceable rights issue of new CHESS depositary interests over fully paid ordinary shares in UBI (“New CDIs”) to raise approximately A$20 million (“Entitlement Offer”) at a ratio of 1 New CDI for every 6.85 existing CDIs held at the record date, being April 27, 2022. The Entitlement Offer is fully underwritten by Viburnum Funds Pty Ltd (“Viburnum”). Refer to Note 17 for further details of the Company’s subsequent event.

There were no material related party transactions or balances as at March 31, 2022 other than as disclosed above.

15. Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at March 31, 2022 and December 31, 2021. Purchase commitments contracted for as at March 31, 2022 and December 31, 2021 were A$1,008,840 and A$881,134 respectively.

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

17. Subsequent Events

Institutional Placement

On April 20, 2022 ( April 21, 2022, in Australia), the Company agreed to issue 7,792,208 CHESS Depositary Interests (“CDIs”) over its ordinary shares of common stock, $0.0001 par value per share (“ordinary shares”), at A$0.77 per CDI, to certain institutional investors based in Australia and New Zealand (“Placement”), and raised an aggregate of A$6 million in gross proceeds. Petra Capital Pty Limited (“Petra”) acted as sole lead manager and sole bookrunner for the Placement. The Company paid Petra a management fee of A$180,000 and a placement fee of A$120,000 in connection with the Placement. The Company raised A$5.7 million net of management and placement fees paid to Petra in the Placement.

Entitlement Offer

On April 20, 2022, the Company announced a fully underwritten pro rata non-renounceable entitlement offer of CDIs to raise approximately A$20 million (“Entitlement Offer”) at a ratio of 1 New CDI for every 6.85 existing CDIs held as of April 27, 2022 by eligible holders of CDIs at A$0.77 per CDI (the “Offer Price”). Securityholders eligible for Entitlement Offer who take up their full entitlement, may also participate in a top-up facility by applying for additional CDIs in excess of their entitlement at the Offer Price, up to a maximum of 100% of their Entitlement.

In connection with the Entitlement Offer, on April 19, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Viburnum Funds Pty Ltd (the “Underwriter”). The Non-Executive Chairman of the Company, Mr. Craig Coleman, holds 33% of the issued shares in the Underwriter and is also an Executive Chairman and associate of the Underwriter.

Pursuant to the terms of the Underwriting Agreement, the Underwriter agreed to take up its full entitlement under the Entitlement Offer and fully underwrite the Entitlement Offer, which means that the Underwriter has agreed to subscribe for or procure others to subscribe for all securities (if any) not subscribed for by the Company’s eligible securityholders under the Entitlement Offer.

The Company also agreed, subject to the approval of the stockholders of the Company, to issue to the Underwriter (or its nominee) unlisted options to purchase up to 3,840,000 ordinary shares, in two tranches, as its underwriting fee (the “Underwriter Options”) in lieu of cash compensation. The Underwriter Options will vest upon issue, and have an expiry date of 3 years from their date of issue. The exercise price in respect of half of the Underwriter Options will be an amount equal to 120% of the Offer Price, or A$0.92. The second half of the Underwriter Options will have an exercise price equal to 130% of the Offer Price, or A$1.00. The value of the Underwriter Options (calculated based on the Black-Scholes model) is 3.4% of the underwritten amount of the Entitlement Offer of A$20 million, or A$0.68 million. If the stockholders of the Company do not approve the issuance of the Underwriter Options, or the Company otherwise fails to issue the Underwriter Options by June 30, 2022, the Company will be obligated to pay the Underwriter a cash underwriting fee of 4.5% of the underwritten amount of A$20 million, or A$0.9 million.

Not an Offer or Sale; Ineligible Securityholders

This Quarterly Report on Form 10-Q does not constitute an offer to sell or a solicitation of an offer to buy the CDIs offered pursuant to the Entitlement Offer or the Placement, nor shall there be any offer or sale of the CDIs in any state or jurisdiction in which such offer, solicitation, or sale would be unlawful prior to the registration or qualification under the securities laws of any such state or jurisdiction.

No securityholders of the Company with a registered address outside of Australia or New Zealand, or who are, or who are acting for the benefit of, U.S. Persons are invited, or will be permitted, to participate in the Entitlement Offer or purchase securities sold in the Entitlement Offer. The Company has instituted procedures to prevent any person who is not a resident of Australia or New Zealand, or any person who is, or who is acting for the benefit of, a U.S. Person, from purchasing securities offered or sold in the Entitlement Offer.

None of the CDI’s offered or sold in the Entitlement Offer or the Placement, and none of the ordinary shares evidenced thereby, have been or will be registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States or to, or for the account of, a U.S. Person (within the meaning of Regulation S under the Securities Act), absent registration or an applicable exemption from the registration requirements. Hedging transactions involving these securities may not be conducted unless in compliance with the Securities Act.

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

Results of Operations

Analysis of Consolidated Revenue

Our total revenue increased by 11% during the three months ended March 31, 2022, compared to the same period in the previous financial year.

Revenue from Products

The financial results of the laboratory testing products and wine testing products we sold during the respective periods are as follows:

	Three Months Ended March 31,
	2022	2021
	A$	A$
Revenue from products	1,280,325	1,163,690
Cost of goods sold	(663,861)	(542,037)
Gross profit	616,464	621,653

The 10% increase in revenue from products during the three months ended March 31, 2022, compared to the same period in the previous financial year was driven by growth in sales of coagulation testing products as demand increased. During the three months ended March 31, 2021 the Company made its first sales of Sentia products to a distributor in Australia which was primarily a “stock” order. Sales during the 2022 quarter represent more recurring consumable use of Sentia products compared to the prior period.

Revenue from Services

The financial results of the laboratory testing services we provided during the respective periods are as follows:

	Three Months Ended March 31,
	2022	2021
	A$	A$
Laboratory testing services	442,888	385,919
Cost of services	(640,505)	(297,069)
Gross profit/(loss)	(197,617)	88,850

Revenue from laboratory testing increased by 15% during the three months ended March 31, 2022, compared to the same period in the previous financial year because of new contracts won and an expanded customer base. This growth is despite HRL losing revenue hours due to relocation to their new facility.

Adjusted EBITDA

We use Adjusted EBITDA to evaluate our financial performance. Adjusted EBITDA are financial measures that are not presented in accordance with U.S. GAAP. Adjusted EBITDA is net loss before interest, taxes, depreciation, amortization, accretion of asset retirement obligations and stock-based compensation expense. Management believes the presentation of Adjusted EBITDA provides useful information to investors to make informed investment decisions, including our ability to generate earnings sufficient to service our debt and enhances understanding of our financial performance and operational trends. These measures are not in accordance with, or an alternative for, U.S. GAAP. The most comparable U.S. GAAP measure is net loss. Consolidated Adjusted EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported under U.S. GAAP. Additionally, they may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA for the respective periods and a reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2022	2021
	A$	A$
Net loss	(4,530,557)	(1,430,309)
Interest income	(4,603)	(17,360)
Interest expense	7,462	0
Depreciation and amortization	651,580	587,894
Accretion expense	31,907	32,492
Stock-based compensation expense	74,639	6,382
Adjusted EBITDA	(3,769,572)	(820,901)

The decline in Adjusted EBITDA during the three months ended March 31, 2022, compared to the same period in the previous financial year is primarily a result of increased investment in R&D. The company invested an additional A$2,149,608 (compared to prior period) of which A$1,696,040 was invested into the development of the veterinarian blood glucose product and A$175,306 was spent on our FDA clinical trial for Xprecia Prime (both non-recurring expenditures once completed). Other R&D increases relate to our investment in our oncology, fertility and covid biosensors. Selling, general and administrative expenditure increased A$729,610 as a result of increased sales activity (including sales staff) for Sentia and Coagulation products and insurance costs.

Product Support

Product support relates to post-market technical support provided by us for the Xprecia Stride and Wine testing devices.

Depreciation and Amortization Expenses

	Three Months Ended March 31,
	2022	2021
	A$	A$
Depreciation:
Charged to cost of goods sold and services	107,155	60,213
Charged to other operating costs and expenses	138,616	124,209
	245,771	184,422
Amortization:
Charged to other operating costs and expenses	405,809	403,472
Total depreciation and amortization	651,580	587,894

Depreciation of fixed assets is calculated on a straight-line basis over the useful life of property, plant and equipment. Depreciation is allocated to cost of goods sold and R&D based on output. The increase in depreciation charged to cost of goods sold and services during the three months ended March 31, 2022, compared to the same period in the previous financial year is due to an increase in a full quarter of depreciation charges allocated to the wine testing product which was previously only launched part way through the first quarter in 2021 and an investment in property, plant and equipment being used for commercial production. Overall, depreciation has increased as a result of the Company’s investment in property, plant and equipment during the twelve months ended March 31, 2022, primarily being used for R&D activities in addition to commercial production.

Amortization expense predominantly represents intangible assets amortized over their estimated useful lives. These intangible assets were acquired in September 2019 pursuant to the Siemens Acquisition and are being amortized on a straight-line basis over ten years. Amortization expense also includes the amortization expense calculated on the Company’s finance lease liabilities.

Research and Development Expenses

R&D expenditure principally reflects the effort required in product development of the tests we are developing.

The primary focus of the R&D activities during the three months ended March 31, 2022 were developing the Company's:

●	additional tests on our wine testing platform;
●	next generation PT-INR Coagulation platform including FDA clinical trial programs;
●	Tn Antigen biosensor used for the detection, staging and monitoring of cancer;
●	biosensor strip and meter to be used for the detection and monitoring of diabetes in non-humans; and
●	aptamer based sensing platform including a COVID-19 test.

R&D expenditure increased by 153% during the three months ended March 31, 2022, compared to the same period in the previous financial year because of the increased development activities noted above.

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

The Company conducts R&D activities to build an expanding portfolio of product-based revenues and cash flows and increase the value of the Company’s core technology assets. Research is focused on demonstrating technical feasibility of new technology applications. Development activity is focused on turning these technology platforms into commercial-ready products and represents the majority of the Company’s R&D expenses.

R&D expenses consist of costs associated with research activities, as well as costs associated with our product development efforts, including pilot manufacturing costs. R&D expenses include:

●	consultant and employee related expenses, which include consulting fees, salaries and benefits;
●	materials and consumables acquired for the research and development activities;
●	verification and validation work on the various R&D projects including clinical trials;
●	external research and development expenses incurred under agreements with third party organizations and universities; and
●

facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs, including stock-based compensation expense for certain personnel. Other selling, general and administrative expenses include sales and marketing costs to support our products in the market, shipping and handling costs incurred when fulfilling customer orders, repairs and maintenance, insurance, facility costs not otherwise included in R&D expenses, consultancy fees and professional fees including legal services and maintenance fees incurred for patent applications, audit and accounting services.

General and administrative expenses increased by 61% during the three months ended March 31, 2022, compared to the same period in the previous financial year primarily due to an investment in the Company’s sales and marketing strategy. The Company’s direct sales force in the USA and Europe for our wine and coagulation testing products commenced in the first quarter of 2022.

Interest Income

Interest income decreased by 73% during the three months ended March 31, 2022, compared to the same period in the previous financial year. The decrease in interest income is attributable to the lower amount of funds available for investment and lower interest rates.

Financing Costs

Disclosed in this account is accretion expense which is associated with the Company’s asset retirement obligations (“ARO”).

Interest Expense

Interest expense relates to interest being charged on the secured short-term borrowing initiated by the Company for the 2022 financial year and the interest expense on finance lease liabilities.

Research and Development Tax Incentive Income

As at March 31, 2022 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2022 will be less than A$20,000,000 and accordingly an estimated A$1,117,192 has been recorded as research and development tax incentive income for the three months ended March 31, 2022. The increase year on year is driven by the increase in eligible research and development expenditure incurred in the three months ended March 31, 2022 as compared to the same period in 2021.

Research and development tax incentive income for the 2021 financial year has not yet been received and as such is recorded in “Other current assets” in the consolidated condensed balance sheet.

Exchange Gain/(Loss)

Foreign exchange gains and losses arise from the settlement of foreign currency transactions that are translated into the functional currency using the exchange rates prevailing at the dates of the transactions and from the translation at period end exchange rates of monetary assets and liabilities denominated in foreign currencies.

Other Income

Other income is as follows for the relevant periods:

	Three Months Ended March 31
	2022	2021
	A$	A$
Insurance recovery	0	1,175
Federal and state government subsidies	0	82,992
Rental income	35,561	45,600
Other income	181	135,450
	35,742	265,217

Federal and state government subsidies primarily includes the Canadian Emergency Wage Subsidy which represents assistance provided by government authorities as a stimulus during COVID-19.

Certain Uncertainties

Depending on the duration of the COVID-19 crisis and continued negative impacts on economic activity, the Company may experience negative impacts in 2022 which cannot be predicted.

Critical Accounting Estimates and Judgments

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Significant items subject to such estimates and assumptions include deferred income taxes, research and development tax incentive income and stock-based compensation expenses:

Deferred Income Taxes

We compute our deferred income taxes based on the statutory tax rates, future forecasts and tax planning opportunities. Judgement is required in determining our future forecasts and evaluating our tax positions.

Our estimates are made based on the best available information at the time we prepare our consolidated condensed financial statements. In making our estimates, we consider the impact of legislative and judicial developments. As these developments evolve, we update our estimates, which, in turn, may result in adjustments to our effective tax rate.

We anticipate realization of a significant portion of our deferred tax assets through the reversal of existing deferred tax liabilities. Although realization is not assured, management believes it is more likely than not that our deferred tax assets, net of valuation allowances, will be realized.

Uncertain tax positions taken or expected to be taken in a tax return are recognized (or derecognized) in the financial statements when it is more likely than not that the position would be sustained on its technical merits upon examination by tax authorities, taking into account available administrative remedies and litigation. Assessment of uncertain tax positions requires significant judgments relating to the amounts, timing and likelihood of resolution.

Stock-based Compensation Expenses

Probability of attaining vesting conditions and the fair value of the stock-based compensation is highly subjective and requires judgement, and results could change materially if different estimates and assumptions were used. The probability assumptions are critically examined by management each reporting period and reviewed by the board of directors for reasonableness.

Research and Development Tax Incentive Income

The refundable tax offset is one of the key elements of the Australian Government’s support for Australia’s innovation system and if eligible, provides the recipient with cash based upon its eligible research and development activities and expenditures. The calculation of the refundable tax offset requires judgement as to what is eligible research and development activity and expenditure and the outcome will change if different assumptions are used.

Note 3, “Summary of Significant Accounting Policies” in Item 1 of this Form 10-Q and Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2021 Form 10-K describes in further detail the significant accounting policies and methods used in the preparation of the Company’s consolidated condensed financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2021 Form 10-K. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue and expenses. Actual results may differ from these estimates.

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	March 31, 2022	December 31, 2021
	A$	A$
Financial assets
Cash and cash equivalents	10,784,327	15,318,201
Accounts receivable	1,259,957	476,164
Total financial assets	12,044,284	15,794,365
Debt
Short-term debt/ loan	620,946	64,900
Total debt	620,946	64,900
Net financial assets	11,423,338	15,729,465

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations and a loan.

The decline in our net financial assets position is primarily a result of ongoing investment in our R&D activities and the general operations of the Company.

We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months from the date of issuance. Liquidity risk is the risk that the Company may encounter difficulty meeting obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The purpose of liquidity management is to ensure that there is sufficient cash to meet all the financial commitments and obligations of the Company as they come due. In managing the Company’s capital, management estimates future cash requirements by preparing a budget and a multi-year plan for review and approval by the Board of Directors (“the Board”). The budget is reviewed and updated periodically and establishes the approved activities for the next twelve months and estimates the costs associated with those activities. The multi-year plan estimates future activity along with the potential cash requirements and is based upon management’s assessment of current progress along with the expected results from the coming years’ activity. Budget to actual variances are prepared and reviewed by management and are presented on a regular basis to the Board.

The carrying value of the cash and cash equivalents and the accounts receivables approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. There were no impairments recognized as at March 31, 2022 or for the year ended December 31, 2021.

The Company is continuing to monitor the potential impact of COVID-19, if any, on the Company’s business and financial position.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk.  For the three months ended March 31, 2022 and for the year ended December 31, 2021, we did not have any assets or liabilities that utilize Level 3 inputs.

We had no derivatives or outstanding contracts in place through the period ended March 31, 2022 and for the year ended December 31, 2021.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	March 31, 2022	December 31, 2021
	A$	A$
Cash and cash equivalents	10,784,327	15,318,201
Working capital	11,944,109	15,448,181
Ratio of current assets to current liabilities	2.06	2.64
Shareholders’ equity per common share	0.13	0.16

The movement in cash and cash equivalents and working capital (calculated as current assets less current liabilities) during the above periods was primarily the result of ongoing investment in our R&D activities and the general operations of the Company.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Three Months ended March 31, 2022	Year Ended December 31, 2021
	A$	A$
Cash provided by/ (used in):
Operating activities	(5,256,334)	(9,896,620)
Investing activities	(273,259)	(664,584)
Financing activities	560,791	95,621
Net decrease in cash, cash equivalents and restricted cash	(4,968,802)	(10,465,583)

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

Our net cash decrease in financing activities for the three months ended March 31, 2022 represents repayments of the Company’s short-term loan facility. This was offset by funds received in relation to the exercise of stock options issued to employees. Our net cash increase in financing activities for the year ended December 31, 2021 represents CAD$20,000 received in the form of a long-term unsecured government guaranteed loan which was introduced in the Canadian Federal Government’s COVID-19 Economic Response Plan and funds received in relation to the exercise of stock options issued to employees.

Off-Balance Sheet Arrangement

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item	1 Legal Proceedings

None.

Item	1A Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since the 2021 Form 10-K.

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
101

The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)
	By:	/s/ John Sharman
Date: April 29, 2022		John Sharman
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: April 29, 2022		Salesh Balak
Principal Financial Officer