Form 10-Q
period 2022-06-30
UNIVERSAL BIOSENSORS INC
filed 2022-08-10
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 211,844,435 shares of Common Stock, U.S.$0.0001 par value, outstanding as of August 10, 2022.

UNIVERSAL BIOSENSORS, INC.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	1)	Consolidated condensed balance sheets at June 30, 2022 and December 31, 2021	1

	2)	Consolidated condensed statements of comprehensive income/(loss) for the three and six months ended June 30, 2022 and 2021	2

	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the three and six months ended June 30, 2022 and 2021	3

	4)	Consolidated condensed statements of cash flows for the six months ended June 30, 2022 and 2021	5

	5)	Notes to consolidated condensed financial statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		20

Item 3	Quantitative and Qualitative Disclosures About Market Risk		27

Item 4	Controls and Procedures		27

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		28

Item 1A	Risk Factors		28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		28

Item 3	Defaults Upon Senior Securities		28

Item 4	Mine Safety Disclosures		28

Item 5	Other Information		28

Item 6	Exhibits		28

	Exhibit 10.18
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101
	Exhibit 104

SIGNATURES			29

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

Universal Biosensors, Inc.

Item 1         Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	31,556,056	15,318,201
Inventories	2,391,117	2,143,504
Accounts receivable	1,217,381	476,164
Prepayments	905,320	399,290
Restricted cash	1,555,274	1,968,814
Other current assets	6,632,314	4,544,273
Total current assets	44,257,462	24,850,246
Non-current assets:
Property, plant and equipment	29,778,874	29,622,945
Less accumulated depreciation	(26,118,130)	(25,523,265)
Property, plant and equipment - net	3,660,744	4,099,680
Intangible assets	16,371,996	16,371,996
Less amortization of intangible assets	(4,532,335)	(3,720,908)
Intangible assets - net	11,839,661	12,651,088
Right-of-use asset - operating leases	4,874,134	2,050,336
Right-of-use asset - finance leases	63,095	0
Restricted cash	320,000	812,204
Other non-current assets	91,210	38,421
Total non-current assets	20,848,844	19,651,729
Total assets	65,106,306	44,501,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	284,268	436,763
Accrued expenses	3,970,898	2,800,815
Contingent consideration	2,177,385	2,067,255
Other liabilities	2,973,730	2,823,322
Contract liabilities	4,086	38,431
Lease liability - operating leases	735,281	500,284
Lease liability - finance leases	8,610	0
Employee entitlements liabilities	732,656	670,295
Short-term loan - secured	222,757	0
Short-term loan - unsecured	0	64,900
Total current liabilities	11,109,671	9,402,065
Non-current liabilities:
Asset retirement obligations	2,785,073	2,721,260
Employee entitlements liabilities	43,945	29,268
Deferred income tax liability	3,050,837	3,050,837
Lease liability - operating leases	4,415,217	1,690,716
Lease liability - finance leases	60,092	0
Long-term loan - unsecured	67,530	0
Total non-current liabilities	10,422,694	7,492,081
Total liabilities	21,532,365	16,894,146

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil at June 30, 2022 (nil at December 31, 2021)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 211,844,435 shares at June 30, 2022 (177,828,504at December 31, 2021)	21,184	17,783
Additional paid-in capital	118,931,630	93,737,565
Accumulated deficit	(65,824,231)	(55,317,296)
Current year loss	(9,178,939)	(10,506,935)
Accumulated other comprehensive loss	(375,703)	(323,288)
Total stockholders’ equity	43,573,941	27,607,829
Total liabilities and stockholders’ equity	65,106,306	44,501,975

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Revenue
Revenue from products	1,078,117	1,407,358	2,358,442	2,571,048
Revenue from services	282,457	434,921	725,345	820,840
Total revenue	1,360,574	1,842,279	3,083,787	3,391,888
Operating costs and expenses
Cost of goods sold	383,027	864,340	1,046,888	1,406,377
Cost of services	151,964	323,040	792,469	620,109
Total cost of goods sold and services	534,991	1,187,380	1,839,357	2,026,486
Gross profit/(loss)	825,583	654,899	1,244,430	1,365,402
Other operating costs and expenses
Product support	24,337	19,588	35,481	21,513
Depreciation and amortization	847,771	545,759	1,391,471	1,073,440
Research and development	2,769,459	1,408,343	6,326,574	2,815,850
Selling, general and administrative	2,758,032	1,333,008	4,677,459	2,522,825
Total other operating costs and expenses	6,399,599	3,306,698	12,430,985	6,433,628
Loss from operations	(5,574,016)	(2,651,799)	(11,186,555)	(5,068,226)
Other income/(expense)
Interest income	34,012	14,384	38,615	31,744
Interest expense	(5,800)	0	(13,262)	0
Financing costs	(31,906)	(32,492)	(63,813)	(64,984)
Research and development tax incentive income	865,422	648,019	1,982,614	1,260,285
Exchange gain/(loss)	(5,404)	124,312	(41,590)	248,079
Other income	69,310	117,772	105,052	382,989
Total other income	925,634	871,995	2,007,616	1,858,113
Net loss before tax	(4,648,382)	(1,779,804)	(9,178,939)	(3,210,113)
Income tax benefit/(expense)	0	0	0	0
Net loss	(4,648,382)	(1,779,804)	(9,178,939)	(3,210,113)

Loss per share
Net loss per share - basic and diluted	(0.02)	(0.01)	(0.05)	(0.02)
Average weighted number of shares - basic and diluted	192,799,788	177,649,647	185,387,934	177,634,362

Other comprehensive loss, net of tax:
Foreign currency translation reserve	(83,824)	(14,166)	(52,415)	(26,469)
Other comprehensive loss	(83,824)	(14,166)	(52,415)	(26,469)
Comprehensive loss	(4,732,206)	(1,793,970)	(9,231,354)	(3,236,582)

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended June 30, 2022

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at April 1, 2022	177,988,504	17,798	93,816,089	(70,354,788)	(291,879)	23,187,220
Net loss	0	0	0	(4,648,382)	0	(4,648,382)
Issuance of common stock at A$0.77 per share, net of issuance costs	33,775,931	3,378	24,794,312	0	0	24,797,690
Other comprehensive loss	0	0	0	0	(83,824)	(83,824)
Exercise of stock options issued to employees	80,000	8	39,992	0	0	40,000
Stock-based compensation expense	0	0	69,585	0	0	69,585
Capitalized stock-based compensation	0	0	211,652	0	0	211,652
Balances at June 30, 2022	211,844,435	21,184	118,931,630	(75,003,170)	(375,703)	43,573,941

Six Months Ended June 30, 2022

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2022	177,828,504	17,783	93,737,565	(65,824,231)	(323,288)	27,607,829
Net loss	0	0	0	(9,178,939)	0	(9,178,939)
Issuance of common stock at A$0.77 per share, net of issuance costs	33,775,931	3,377	24,794,313	0	0	24,797,690
Other comprehensive income	0	0	0	0	(52,415)	(52,415)
Performance awards and exercise of stock options issued to employees	240,000	24	43,876	0	0	43,900
Stock-based compensation expense	0	0	144,224	0	0	144,224
Capitalized stock-based compensation	0	0	211,652	0	0	211,652
Balances at June 30, 2022	211,844,435	21,184	118,931,630	(75,003,170)	(375,703)	43,573,941

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended June 30, 2021

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at April 1, 2021	177,621,854	17,762	93,578,711	(56,747,605)	(305,374)	36,543,494
Net loss	0	0	0	(1,779,804)	0	(1,779,804)
Other comprehensive loss	0	0	0	0	(14,166)	(14,166)
Exercise of stock options issued to employees	131,650	13	62,362	0	0	62,375
Stock-based compensation expense	0	0	23,229	0	0	23,229
Balances at June 30, 2021	177,753,504	17,775	93,664,302	(58,527,409)	(319,540)	34,835,128

Six Months Ended June 30, 2021

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2021	177,611,854	17,761	93,570,030	(55,317,296)	(293,071)	37,977,424
Net loss	0	0	0	(3,210,113)	0	(3,210,113)
Other comprehensive income	0	0	0	0	(26,469)	(26,469)
Exercise of stock options issued to employees	141,650	14	64,661	0	0	64,675
Stock-based compensation expense	0	0	29,611	0	0	29,611
Balances at June 30, 2021	177,753,504	17,775	93,664,302	(58,527,409)	(319,540)	34,835,128

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June,
	2022	2021
	A$	A$
Cash flows from operating activities:
Net loss	(9,178,939)	(3,210,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,525,098	1,236,975
Stock-based compensation expense	144,224	29,611
Non-cash lease expense	205,365	68,067
Unrealized foreign exchange gains	(31,246)	(309,459)
Change in assets and liabilities:
Inventories	(271,306)	398,032
Accounts receivable	(741,217)	(656,664)
Prepayments and other assets	(2,594,071)	(1,668,954)
Other non-current assets	(52,790)	0
Contract liabilities	(34,344)	(1,403,854)
Employee entitlements	77,038	93,773
Accounts payable and accrued expenses	1,293,847	(45,405)
Net cash used in operating activities	(9,658,341)	(5,467,991)
Cash flows from investing activities:
Purchases of property, plant and equipment	(406,134)	(320,792)
Net cash used in investing activities	(406,134)	(320,792)
Cash flows from financing activities:
Proceeds from borrowings	1,002,404	20,496
Repayment of borrowings	(777,691)	0
Proceeds from exercise of stock options issued to employees	43,900	64,675
Proceeds from the issuance of common stock, net of issuance costs	25,014,325	0
Repayment of finance lease liability	(822)	0
Net cash provided by financing activities	25,282,116	85,171
Net increase/(decrease) in cash, cash equivalents and restricted cash	15,217,641	(5,703,612)
Cash, cash equivalents and restricted cash at beginning of period	18,099,219	28,055,120
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	114,470	158,094
Cash, cash equivalents and restricted cash at end of period	33,431,330	22,509,602

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

Key developments during the first half of 2022 include:

●	A$26 million raised pursuant to a A$20 million fully underwritten rights issue and a A$6 million placement, both at A$0.77;
●	Sentia quarter on quarter direct sales increased 21% between Q2 2022 and Q1 2022;
●	Overall sales of Sentia for H1 2022 were in line with H1 2021;
●	Xprecia Prime received regulatory approval to sell in 32 countries in Europe;
●	281 patients have been enrolled in the Xprecia Prime clinical trial in the USA (360 patients required in total);
●	UBI established an Ecommerce website for the sale of our suite of Sentia products in the USA;
●	UBI appointed a Business Development Manager for Sentia Europe;
●	UBI entered into new distribution agreements with Vivelys USA and Vivelys Chile and Vintner Vault (USA) for the sale of Sentia’s wine testing platform device;
●	Our first Sentia sales order placed in the United Kingdom;
●	The finalization of Sentia’s Glucose product;
●	Ongoing development of Sentia wine testing products;
●

The establishment of a distribution centre in the USA to support the global expansion of the Company’s wine testing product sales. This is in addition to the distribution centres we have in Australia and Europe;

●	The continuing successful development and use of aptamer sensing technology on our hand-held platform device;
●	The progression of an Investigational Clinical Study (300 patient/+) for our Tn Antigen biosensor used for the detection, staging and monitoring of cancer;
●	The continued development of our blood glucose monitoring product for dogs and cats with diabetes;
●	The appointment of a Business Development Director for our Petrackr Blood Glucose Monitor in the USA;
●	The company invested A$6.33 million in the development of new products, of which $4.49 million relates to the following non-recurring investment:
o	A$2.47 million was invested into the development of the Petrackr blood glucose product;
o	A$0.82 million was invested into the development of Xprecia Prime including clinical trial costs;
o	A$0.69 million was invested in the development of Sentia malic acid, glucose, fructose, titratable acidity and acetic acid test strips; and
o	A$0.51 million was invested in the development of our Tn Antigen oncology product.
●	The investment into our manufacturing scale-up project which will add an approximate annual 35 million strip; and
●	Investments in sales and marketing included A$1.2 million (A$0.4 million in H1 2021) to support Sentia and Xprecia Prime sales.

2. Certain Uncertainties

Depending on the duration of the COVID-19 crisis and continued negative impacts on the macroeconomic environment, the Company may experience negative impacts in 2022 which cannot be predicted.

3. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the consolidated condensed financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K” or “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022. The year-end consolidated condensed balance sheets data as at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Principles of Consolidation

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

Recent Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no new material accounting standards issued in the fiscal second quarter of 2022 that impacted the Company.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

The Company has recorded research and development tax incentive income of A$865,422 and A$1,982,614 for the three and six months ended June 30, 2022. As at June 30, 2022 there is reasonable assurance that the aggregate turnover of the Company for the year ended December 31, 2022 will be less than A$20,000,000.

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

Research and Development Expenditure

R&D expenses consist of costs incurred to further the Company’s research and product development activities and include salaries and related employee benefits, costs associated with clinical trial and preclinical development, regulatory activities, research-related overhead expenses, costs associated with the manufacture of clinical trial material, costs associated with developing a commercial manufacturing process, costs for consultants and related contract research, facility costs and depreciation. R&D costs are expensed as incurred as they fall in the scope of ASC 730 ‘Research and Development’. Of the A$6.3 million total R&D, $4.5 million is non-recurring and is a one time investment in the veterinarian blood glucose product, Xprecia Prime (including clinical and development trials), Tn Antigen biosensor and Sentia products.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Employee Benefit Costs

The Company contributes a portion of each employee’s salary to standard defined contribution superannuation funds on behalf of all eligible UBS employees in line with legislative requirements. In line with legislative updates, the contribution rate increased from 9.50% to 10.0% for the period commenced July 1, 2021, and increased to 10.5% on July 1, 2022,. Superannuation is an Australian compulsory savings program plan for retirement whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they have reached the statutory retirement age. Whilst the Company has a third-party default superannuation fund, it permits UBS employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated condensed statements of comprehensive income/(loss) as the expense is incurred.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	June 30, 2022	December 31, 2021
	A$	A$
Cash and cash equivalents	31,556,056	15,318,201
Restricted cash – current assets	1,555,274	1,968,814
Restricted cash – non-current assets	320,000	812,204
	33,431,330	18,099,219

Restricted cash maintained by the Company in the form of term deposits is as follows:

	June 30, 2022	December 31, 2021
	A$	A$
Performance guarantee (a) - current assets	1,555,274	1,968,814
Collateral for facilities (b) - non-current assets	320,000	320,000
Performance guarantee (a) - non-current assets	0	492,204
	1,875,274	2,781,018

(a)	Performance guarantee represents letter of credit issued in favour of Siemens pursuant to the 2019 Siemens Agreements. The performance guarantee was initially issued for US$5,000,000 and the same reduces in equal quarterly amounts over the 42 months with effect from September 18, 2019. At this point, any funds held under this arrangement will no longer be restricted cash.
(b)	Collateral for facilities represents bank guarantee of A$250,000 for commercial lease of UBS’ premises and security deposit on Company’s credit cards of A$70,000.

Interest earned on the restricted cash for the three months ended June 30, 2022 and 2021 was A$5,822 and A$1,838 respectively and A$7,532 and A$7,282 for the six months ended June 30, 2022 and 2021, respectively.

5. Inventories

	June 30, 2022	December 31, 2021
	A$	A$
Raw materials	1,010,358	1,207,077
Work in progress	425,551	410,731
Finished goods	955,208	525,696
	2,391,117	2,143,504

6. Receivables

	June 30, 2022	December 31, 2021
	A$	A$
Accounts receivable	1,217,381	476,164
Allowance for credit losses	0	0
	1,217,381	476,164

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

	June 30, 2022	December 31, 2021
	A$	A$
Operating lease right-of-use assets:
Non-current	4,874,134	2,050,336
Operating lease liabilities:
Current	735,281	500,284
Non-current	4,415,217	1,690,716

Weighted average remaining lease terms (in years)	7.3	4.0
Weighted average discount rate	4.8%	5.0%

The components of lease income/expense were as follows:

	Six Months ended June 30,
	2022	2021
	A$	A$
Fixed payment operating lease expense	483,107	360,918
Short-term lease expense	6,544	0
Sub-lease income	70,269	92,276

The sub-lease income is deemed an operating lease.

The components of the fixed payment operating and short-term lease expense as classified in the consolidated condensed statements of comprehensive income/(loss) are as follows:

	Six Months ended June 30,
	2022	2021
	A$	A$
Cost of goods sold	45,714	47,162
Cost of services	117,415	50,827
Research and development	129,859	152,843
Selling, general and administrative	196,663	110,086
	489,651	360,918

Supplemental cash flow information related to the Company’s leases was as follows:

	Six Months ended June 30,
	2022	2021
	A$	A$
Operating cash outflows from operating leases	353,529	311,393

Supplemental noncash information related to the Company’s leases was as follows:

	Six Months ended June 30,
	2022	2021
	A$	A$
Right of use assets obtained in exchange for lease liabilities	3,035,194	0
Right of use asset modifications	0	(1,392,953)

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Future lease payments are as follows:

As at June 30, 2022
A$
1 year	966,067
2 years	986,331
3 years	1,010,025
4 years	714,668
5 years	411,905
Thereafter	2,047,619
Total future lease payments	6,136,615
Less: imputed interest	(986,117)
Total operating lease liabilities	5,150,498
Current	735,281
Non-current	4,415,217

(b) Finance Leases

On October 22, 2021, UBS entered into a lease arrangement to install solar panels and inverters ("panels"). The lease commenced in January 2022 upon installation of the panels. The lease has a term of seven years and an option to acquire at the end of the term.

	June 30, 2022	December 31, 2021
	A$	A$
Finance lease right-of-use assets:
Non-current	63,095	0
Finance lease liabilities:
Current	8,610	0
Non-current	60,092	0

Weighted average remaining lease terms (in years)	6.7	-
Weighted average discount rate	4.7%	-

The components of lease income/expense were as follows:

	Six Months ended June 30,
	2022	2021
	A$	A$
Fixed payment finance lease expense – Amortization	4,674	0
Fixed payment finance lease expense – Interest expense	1,645	0
	6,319	0

The components of the fixed payment finance lease expense as classified in the consolidated condensed statements of comprehensive income/(loss) are as follows:

	Six Months ended June 30,
	2022	2021
	A$	A$
Selling, general and administrative	4,674	0
Interest expense	1,645	0
	6,319	0

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Supplemental cash flow information related to the Company’s leases was as follows:

	Six Months ended June 30,
	2022	2021
	A$	A$
Operating cash outflows from finance leases	2,090	0
Financing cash outflows from finance leases	822	0
	2,912	0

Supplemental noncash information related to the Company’s leases was as follows:

	Six Months ended June 30,
	2022	2021
	A$	A$
Right of use assets obtained in exchange for lease liabilities	66,990	0

Future lease payments are as follows:

As at June 30, 2022
A$
1 year	11,649
2 years	11,649
3 years	11,649
4 years	11,649
5 years	11,649
Thereafter	22,327
Total future lease payments	80,572
Less: imputed interest	(11,870)
Total operating lease liabilities	68,702
Current	8,610
Non-current	60,092

As of June 30, 2022, the Company has not entered into any operating or finance lease agreements that have not yet commenced.

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

10. Borrowings

The unsecured loan is a government guaranteed loan called Canada Emergency Business Account (CEBA) of CAD$60,000 to help eligible businesses with operating costs. CAD$40,000 was received by the Company in 2020 and CAD$20,000 in 2021. This is among the business support measures introduced in the Canadian Federal Government’s COVID-19 Economic Response Plan, with the following terms:

●	the loan is interest-free and no principal repayment is required before December 31, 2023;
●	if the Company chooses to repay at least CAD$40,000 of the loan by December 31, 2023, the remaining balance will be forgiven;
●

if the loan is not repaid by the above mentioned date, it will be converted into a 2-year term loan and will be charged an interest rate of 5% per annum. Interest-only payments are required each month; and

●	at the end of the 2-year term, the entire balance of the loan is due for repayment by December 31, 2025.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The secured loan is a short-term loan facility the Company entered into to finance its 2022 insurance premium. The total amount financed was A$1,002,404 and has the following terms:

●	the facility is repayable in 9 monthly instalments which commenced in January 2022;
●	interest is being charged at an effective annual interest rate of 1.49%; and
●	The short-term borrowing is secured by proceeds of or payable under any insurance including proceeds or refunds from the cancellation or termination of any insurance.

11. Revenue

Disaggregation of Revenue

In the following table, revenue is disaggregated by major product and service lines and timing of revenue recognition.

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Major product/service lines
Coagulation testing products	813,849	1,164,292	1,778,438	1,992,197
Laboratory testing services	282,457	434,921	725,345	820,840
Wine testing products	264,268	243,066	580,004	578,851
	1,360,574	1,842,279	3,083,787	3,391,888

Timing of revenue recognition
Products and services transferred at a point in time	1,360,574	1,842,279	3,083,787	3,391,888
	1,360,574	1,842,279	3,083,787	3,391,888

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers.

	June 30,
	2022	2021
	A$	A$
Receivables	1,217,381	749,317
Contract liabilities	4,086	55,376

The Company’s contract liabilities represent the Company’s obligation to transfer products to customers for which the Company has received consideration from customers, but the transfer has not yet been completed.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Six Months ended June 30,
	2022	2021
	A$	A$
Contract Liabilities - Current
Opening balance	38,431	1,628,426
Closing balance	4,086	55,376
Net decrease	(34,345)	(1,573,050)

The Company expects all of the Company’s contract liabilities to be realized by December 31, 2022.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

12. Other Income

Other income is recognized when there is reasonable assurance that the income will be received and the consideration can be reliably measured.

Other income is as follows for the relevant periods:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Federal and state government subsidies	0	70,009	0	153,001
Rental income	34,708	46,676	70,269	92,276
Other income	34,602	1,087	34,783	137,712
	69,310	117,772	105,052	382,989

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

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Six Months Ended June 30, 2022
Foreign currency translation reserve	(52,415)	0	(52,415)
Other comprehensive income	(52,415)	0	(52,415)

Six Months Ended June 30, 2021
Foreign currency translation reserve	(26,469)	0	(26,469)
Other comprehensive loss	(26,469)	0	(26,469)

14. Related Party Transactions

Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances and other similar items in the ordinary course of business, are set out below:

Mr. Coleman is a Non-Executive Chairman of the Company and an Executive Chairman and Associate of Viburnum Funds Pty Ltd (“Viburnum”). Viburnum, as an investment manager for its associated funds, holds a beneficial interest and voting power over approximately 26% of UBI’s shares.

On April 20, 2022, the Company announced a fully underwritten non-renounceable rights issue of new CHESS depositary interests over fully paid ordinary shares in UBI (“New CDIs”) to raise approximately A$20.00 million (“Entitlement Offer”) at a ratio of 1 New CDI for every 6.85 existing CDIs held at the record date, being April 27, 2022.

In connection with the Entitlement Offer, on April 19, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Viburnum (the “Underwriter”). Pursuant to the terms of the Underwriting Agreement, the Underwriter agreed to take up its full entitlement under the Entitlement Offer and fully underwrite the Entitlement Offer, which meant that the Underwriter agreed to subscribe for or procure others to subscribe for all securities (if any) not subscribed for by the Company’s eligible securityholders under the Entitlement Offer. Following the close of the Entitlement Offer, 25.9 million New CDIs were issued to Viburnum on May 27, 2022, which raised approximately A$19.94 million.

The Company also agreed, subject to the approval of the stockholders of the Company, to issue to the Underwriter (or its nominee) unlisted options to purchase up to 3,840,000 ordinary shares, in two tranches, as its underwriting fee (the “Underwriter Options”) in lieu of cash compensation. The Underwriter Options vested upon issue on May 27, 2022 and have an expiry date of 3 years from their date of issue. The exercise price in respect of half of the Underwriter Options is an amount equal to 120% of the Offer Price, or A$0.92. The second half of the Underwriter Options have an exercise price equal to 130% of the Offer Price, or A$1.00. The stockholders of the Company approved the issuance of the Underwriter Options at a special meeting of stockholders held on May 23, 2022.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

In accordance with ASC 718, the fair value of the Underwriter Options granted were estimated at the date of the grant using the Trinomial Lattice mode. The key assumptions for the grant were:

	Tranche 1	Tranche 2
Exercise Price ($A)	0.92	1.00
Share Price at Grant Date (A$)	0.44	0.44
Volatility	64%	64%
Maximum Life (years)	3.00	3.00
Risk-Free Interest rate	2.78%	2.78%
Fair Value (A$)	0.06	0.05

Each of the inputs to the Trinomial Lattice model is discussed below.

Share Price and Exercise Price at Valuation Date

The value of the options granted has been determined using the closing price of our common stock trading in the form of CDIs on ASX at the time of grant of the options. The ASX is the only exchange upon which our securities are quoted.

Volatility

We applied volatility having regard to the historical price change of our shares in the form of CDIs available from the ASX.

Risk free rate

The risk free rate which we applied is equivalent to the yield on an Australian government bond with a time to expiry approximately equal to the expected time to expiry on the options being valued.

On May 27, 2022, Viburnum acquired from a member of management, unlisted options to purchase up to 1,000,000 ordinary shares. The options fully vested on March 25, 2020, have an exercise price of $A0.20 and have an expiry date of March 24, 2024.

There were no material related party transactions or balances as at June 30, 2022 other than as disclosed above.

15. Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at June 30, 2022 and December 31, 2021. Purchase commitments are entered into with various parties to purchase products and services such as equipment, technology and consumables used in R&D and commercial activities. Purchase commitments contracted for as at June 30, 2022 and December 31, 2021 were A$5,130,242 and A$881,134 respectively.

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

Results of Operations

Analysis of Consolidated Revenue

Our total revenue decreased by 9% during the six months ended June 30, 2022, compared to the same period in the previous financial year.

Revenue from Products

The financial results of the coagulation and wine testing products we sold during the respective periods are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Revenue from products	1,078,117	1,407,358	2,358,442	2,571,048
Cost of goods sold	(383,027)	(864,340)	(1,046,888)	(1,406,377)
Gross profit	695,090	543,018	1,311,554	1,164,671

Our wine testing product sales increased 9% during the three months ended June 30, 2022 and remained consistent during the six months ended June 30, 2022, compared to the same period in the previous financial year. The mix of Sentia sales has moved away from large stocking orders to distributors towards more direct sales to wineries and repeat orders for the consumable test strips.

With regards to our coagulation testing products, we have successfully acquired over 50% of the distributors from the old Siemens distribution network which are now buying directly from us. The decline in coagulation testing product revenue during the three and six months ended June 30, 2022, compared to the same periods in the previous financial year has largely been the result of the time it takes to transition customers to our network and a reduction in sales to Siemens during these periods. Our newly acquired distribution network will also champion the sales of Xprecia Prime, our next generation coagulation testing product.

Revenue from Services

The financial results of the laboratory testing services we provided during the respective periods are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Laboratory testing services	282,457	434,921	725,345	820,840
Cost of services	(151,964)	(323,040)	(792,469)	(620,109)
Gross profit	130,493	111,881	(67,124)	200,731

Revenue from laboratory testing declined during the three and six months ended June 30, 2022, compared to the same periods in the previous financial year due to the timing of completion of a major project for one of HRL’s largest customers. The first half of 2022 has been a transitional period for HRL as they moved the laboratory into a new location, which involved almost 6 weeks of shutdown. Alongside the move to the new location, HRL has invested and expanded its specialist services into inflammatory disease, cytokines and multiplex immunoassay platform. The increase in cost of services between the six months ended June 30, 2022, compared to the prior period was primarily driven by increased rent and on-costs following the relocation and increased salaries and wages due to HRL’s increased headcount.

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

Adjusted EBITDA for the respective periods and a reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Net loss	(4,648,382)	(1,779,804)	(9,178,939)	(3,210,113)
Interest income	(34,012)	(14,384)	(38,615)	(31,744)
Interest expense	5,800	0	13,262	0
Depreciation and amortization	873,518	649,081	1,525,098	1,236,975
Accretion expense	31,906	32,492	63,813	64,984
Stock-based compensation expense	69,585	23,229	144,224	29,611
Adjusted EBITDA	(3,701,585)	(1,089,386)	(7,471,157)	(1,910,287)

The decline in Adjusted EBITDA during the three and six months ended June 30, 2022, compared to the same periods in the previous financial year is primarily a result of increased investment in R&D. The company invested an additional A$1,361,116 and A$3,510,724 in the three and six month periods ended June 30, 2022 (compared to prior periods) of which A$771,544 and A$2,467,583 in the three and six months respectively, was invested into the development of the veterinarian blood glucose product. Additionally, $141,083 and $320,040 was spent on our FDA clinical trial for Xprecia Prime in the three and six month periods ended June 30, 2022. Our veterinarian blood glucose product and Xprecia Prime are in final development stages. Selling, general and administrative expenditure increased as a result of investment into our sales and marketing activities for our Sentia and Xprecia Prime products as we expand into new markets.

Product Support

Product support relates to post-market technical support provided by us for the Xprecia Stride and Wine testing devices.

Depreciation and Amortization Expenses

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Depreciation	463,226	241,126	708,997	425,548
Amortization	410,292	407,955	816,101	811,427
Depreciation and amortization	873,518	649,081	1,525,098	1,236,975

Depreciation of fixed assets is calculated on a straight-line basis over the useful life of property, plant and equipment. Depreciation is allocated to cost of goods sold and R&D based on output. The increase in depreciation during the three and six months ended June 30, 2022, compared to the same periods in the previous financial year is due to certain plant and equipment being fully written off.

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

The primary focus of the R&D activities during the three and six months ended June 30, 2022 were developing the Company's:

●	additional tests on our wine testing platform;
●	next generation PT-INR Coagulation platform including FDA clinical trial programs;
●	Tn Antigen biosensor used for the detection, staging and monitoring of cancer;
●	biosensor strip and meter to be used for the detection and monitoring of diabetes in non-humans; and
●	aptamer based sensing platform including a COVID-19 test.

R&D expenditure increased during the three and six months ended June 30, 2022, compared to the same periods in the previous financial year because of the increased development activities noted above.

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

General and administrative expenses increased by 107% and 85% during the three and six months ended June 30, 2022, compared to the same periods in the previous financial year primarily due to an investment in the Company’s sales and marketing strategy. The Company’s direct sales force in the USA and Europe for our wine and coagulation testing products commenced in the first quarter of 2022.

Interest Income

Interest income increased moderately during the three and six months ended June 30, 2022, compared to the same periods in the previous financial year. The increase in interest income is attributable to the higher amount of funds available for investment following the issuance of common stock and higher interest rates.

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

Research and Development Tax Incentive Income

As at June 30, 2022 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2022 will be less than A$20,000,000 and accordingly an estimated A$865,422 and A$1,982,614 has been recorded as research and development tax incentive income for the three and six months ended June 30, 2022. The increase year on year is driven by the increase in eligible research and development expenditure incurred in the three and six months ended June 30, 2022 as compared to the same periods in 2021.

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

Other Income

Other income is as follows for the relevant periods:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Federal and state government subsidies	0	70,009	0	153,001
Rental income	34,708	46,676	70,269	92,276
Other income	34,602	1,087	34,783	137,712
	69,310	117,772	105,052	382,989

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

Financial Condition, Liquidity and Capital Resources

Net Financial Assets

Our net financial assets position is shown below:

	June 30, 2022	December 31, 2021
	A$	A$
Financial assets
Cash and cash equivalents	31,556,056	15,318,201
Accounts receivable	1,217,381	476,164
Total financial assets	32,773,437	15,794,365
Debt
Short-term debt/ loan	222,757	64,900
Total debt	222,757	64,900
Net financial assets	32,550,680	15,729,465

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations and a loan.

The increase in our net financial assets position is primarily a result of the A$26 million raised pursuant to a A$20 million fully underwritten rights issue and a A$6 million placement, both at A$0.77, which occurred during May 2022.

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at June 30, 2022 or for the year ended December 31, 2021.

The Company is continuing to monitor the potential impact of COVID-19, if any, on the Company’s business and financial position.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk.  For the six months ended June 30, 2022 and for the year ended December 31, 2021, we did not have any assets or liabilities that utilize Level 3 inputs.

We had no derivatives or outstanding contracts in place through the period ended June 30, 2022 and for the year ended December 31, 2021.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	June 30, 2022	December 31, 2021
	A$	A$
Cash and cash equivalents	31,556,056	15,318,201
Working capital	33,147,791	15,448,181
Ratio of current assets to current liabilities	3.98	2.64
Shareholders’ equity per common share	0.21	0.16

The movement in cash and cash equivalents and working capital (calculated as current assets less current liabilities) during the above periods was primarily the result of the A$26 million raised pursuant to a A$20 million fully underwritten rights issue and a A$6 million placement which occurred in May 2022. This was offset by ongoing investment in our R&D activities and expenditure associated with the general operations of the Company.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Six Months ended June 30, 2022	Year Ended December 31, 2021
	A$	A$
Cash provided by/ (used in):
Operating activities	(9,658,341)	(9,896,620)
Investing activities	(406,134)	(664,584)
Financing activities	25,282,116	95,621
Net decrease in cash, cash equivalents and restricted cash	15,217,641	(10,465,583)

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

Our net cash increase in financing activities for the six months ended June 30, 2022 is driven by proceeds received pursuant to the issuance of common stock and from the short-term loan facility the Company entered into to finance its 2022 insurance premium. This increase was offset by transaction costs incurred to facilitate the issuance of common stock and repayments of the Company’s short-term loan facility.

Off-Balance Sheet Arrangement

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item          2         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item         3         Defaults Upon Senior Securities

None.

Item         4         Mine Safety Disclosures

Not applicable.

Item          5         Other Information

None.

Item         6         Exhibits

Exhibit No	Description	Location
10.18	Underwriting Agreement between Viburnum Funds Pty Ltd and Universal Biosensors, Inc. executed on April 19, 2022	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32	Section 1350 Certificate	Furnished herewith
101

The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)
	By:	/s/ John Sharman
Date: August 10, 2022		John Sharman
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: August 10, 2022		Salesh Balak
Principal Financial Officer