Form 10-Q
period 2022-09-30
UNIVERSAL BIOSENSORS INC
filed 2022-10-27
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 211,844,435 shares of Common Stock, U.S.$0.0001 par value, outstanding as of October 27, 2022.

UNIVERSAL BIOSENSORS, INC.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	1)	Consolidated condensed balance sheets at September 30, 2022 and December 31, 2021	1

	2)	Consolidated condensed statements of comprehensive income/(loss) for the three and nine months ended September 30, 2022 and 2021	2

	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the three and nine months ended September 30, 2022 and 2021	3

	4)	Consolidated condensed statements of cash flows for the nine months ended September 30, 2022 and 2021	5

	5)	Notes to consolidated condensed financial statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		19

Item 3	Quantitative and Qualitative Disclosures About Market Risk		26

Item 4	Controls and Procedures		26

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		27

Item 1A	Risk Factors		27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		27

Item 3	Defaults Upon Senior Securities		27

Item 4	Mine Safety Disclosures		27

Item 5	Other Information		27

Item 6	Exhibits		27

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

Universal Biosensors, Inc.

Item 1         Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	26,933,003	15,318,201
Inventories	4,160,369	2,143,504
Accounts receivable	797,186	476,164
Prepayments	554,979	399,290
Restricted cash	1,098,140	1,968,814
Other current assets	7,474,548	4,544,273
Total current assets	41,018,225	24,850,246
Non-current assets:
Property, plant and equipment	30,408,390	29,622,945
Less accumulated depreciation	(26,299,084)	(25,523,265)
Property, plant and equipment - net	4,109,306	4,099,680
Intangible assets	16,371,996	16,371,996
Less amortization of intangible assets	(4,944,773)	(3,720,908)
Intangible assets - net	11,427,223	12,651,088
Right-of-use asset - operating leases	4,684,541	2,050,336
Right-of-use asset - finance leases	60,758	0
Restricted cash	320,000	812,204
Other non-current assets	90,975	38,421
Total non-current assets	20,692,803	19,651,729
Total assets	61,711,028	44,501,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	434,815	436,763
Accrued expenses	5,591,862	2,800,815
Contingent consideration	2,306,983	2,067,255
Other liabilities	3,150,727	2,823,322
Contract liabilities	29,402	38,431
Lease liability - operating leases	748,068	500,284
Lease liability - finance leases	8,711	0
Employee entitlements liabilities	773,461	670,295
Short-term loan - unsecured	0	64,900
Total current liabilities	13,044,029	9,402,065
Non-current liabilities:
Asset retirement obligations	2,816,980	2,721,260
Employee entitlements liabilities	35,997	29,268
Deferred income tax liability	3,050,837	3,050,837
Lease liability - operating leases	4,215,960	1,690,716
Lease liability - finance leases	57,876	0
Long-term loan - unsecured	67,355	0
Total non-current liabilities	10,245,005	7,492,081
Total liabilities	23,289,034	16,894,146

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil at September 30, 2022 (nil at December 31, 2021)
Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 211,844,435 shares at September 30, 2022 (177,828,504 at December 31, 2021)	21,184	17,783
Additional paid-in capital	118,965,034	93,737,565
Accumulated deficit	(65,824,231)	(55,317,296)
Current year loss	(14,204,516)	(10,506,935)
Accumulated other comprehensive loss	(535,477)	(323,288)
Total stockholders’ equity	38,421,994	27,607,829
Total liabilities and stockholders’ equity	61,711,028	44,501,975

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Revenue
Revenue from products	444,158	590,421	2,802,600	3,161,469
Revenue from services	235,818	568,525	961,163	1,389,365
Total revenue	679,976	1,158,946	3,763,763	4,550,834
Operating costs and expenses
Cost of goods sold	152,492	364,667	1,199,380	1,771,044
Cost of services	117,899	321,819	910,368	941,928
Total cost of goods sold and services	270,391	686,486	2,109,748	2,712,972
Gross profit	409,585	472,460	1,654,015	1,837,862
Other operating costs and expenses
Product support	20,352	46,107	55,833	67,620
Depreciation and amortization	631,923	551,626	2,023,394	1,625,066
Research and development	2,655,785	2,480,217	8,982,359	5,296,067
Selling, general and administrative	2,869,895	1,420,582	7,547,354	3,943,407
Total other operating costs and expenses	6,177,955	4,498,532	18,608,940	10,932,160
Loss from operations	(5,768,370)	(4,026,072)	(16,954,925)	(9,094,298)
Other income/(expense)
Interest income	133,689	11,342	172,304	43,086
Interest expense	(4,117)	0	(17,379)	0
Financing costs	(31,907)	(32,492)	(95,720)	(97,476)
Research and development tax incentive income	640,646	1,078,895	2,623,260	2,339,180
Exchange gain/(loss)	(39,782)	58,281	(81,372)	306,360
Other income	44,264	35,182	149,316	418,171
Total other income	742,793	1,151,208	2,750,409	3,009,321
Net loss before tax	(5,025,577)	(2,874,864)	(14,204,516)	(6,084,977)
Income tax benefit/(expense)	0	0	0	0
Net loss	(5,025,577)	(2,874,864)	(14,204,516)	(6,084,977)

Loss per share
Net loss per share - basic and diluted	(0.02)	(0.02)	(0.07)	(0.03)
Average weighted number of shares - basic and diluted	211,844,435	177,773,779	194,303,678	177,681,443

Other comprehensive loss, net of tax:
Foreign currency translation reserve	(159,774)	(2,401)	(212,189)	(28,870)
Other comprehensive loss	(159,774)	(2,401)	(212,189)	(28,870)
Comprehensive loss	(5,185,351)	(2,877,265)	(14,416,705)	(6,113,847)

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended September 30, 2022

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at July 1, 2022	211,844,435	21,184	118,931,630	(75,003,170)	(375,703)	43,573,941
Net loss	0	0	0	(5,025,577)	0	(5,025,577)
Issuance of common stock at A$0.77 per share, net of issuance costs	0	0	(36,445)	0	0	(36,445)
Other comprehensive loss	0	0	0	0	(159,774)	(159,774)
Stock-based compensation expense	0	0	69,849	0	0	69,849
Balances at September 30, 2022	211,844,435	21,184	118,965,034	(80,028,747)	(535,477)	38,421,994

Nine Months Ended September 30, 2022

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2022	177,828,504	17,783	93,737,565	(65,824,231)	(323,288)	27,607,829
Net loss	0	0	0	(14,204,516)	0	(14,204,516)
Issuance of common stock at A$0.77 per share, net of issuance costs	33,775,931	3,377	24,757,868	0	0	24,761,245
Other comprehensive income	0	0	0	0	(212,189)	(212,189)
Performance awards and exercise of stock options issued to employees	240,000	24	43,876	0	0	43,900
Stock-based compensation expense	0	0	214,073	0	0	214,073
Capitalized stock-based compensation	0	0	211,652	0	0	211,652
Balances at September 30, 2022	211,844,435	21,184	118,965,034	(80,028,747)	(535,477)	38,421,994

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended September 30, 2021

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at July 1, 2021	177,753,504	17,775	93,664,302	(58,527,409)	(319,540)	34,835,128
Net loss	0	0	0	(2,874,864)	0	(2,874,864)
Other comprehensive loss	0	0	0	0	(2,401)	(2,401)
Exercise of stock options issued to employees	45,000	5	1,150	0	0	1,155
Stock-based compensation expense	0	0	27,015	0	0	27,015
Balances at September 30, 2021	177,798,504	17,780	93,692,467	(61,402,273)	(321,941)	31,986,033

Nine Months Ended September 30, 2021

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2021	177,611,854	17,761	93,570,030	(55,317,296)	(293,071)	37,977,424
Net loss	0	0	0	(6,084,977)	0	(6,084,977)
Other comprehensive income	0	0	0	0	(28,870)	(28,870)
Exercise of stock options issued to employees	186,650	19	65,811	0	0	65,830
Stock-based compensation expense	0	0	56,626	0	0	56,626
Balances at September 30, 2021	177,798,504	17,780	93,692,467	(61,402,273)	(321,941)	31,986,033

See accompanying Notes to Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	A$	A$
Cash flows from operating activities:
Net loss	(14,204,516)	(6,084,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,157,021	1,899,692
Stock-based compensation expense	214,073	56,626
Non-cash lease expense	179,724	0
Unrealized foreign exchange gains	(215,312)	(513,215)
Change in assets and liabilities:
Inventories	(2,016,865)	(163,924)
Accounts receivable	(295,706)	(495,691)
Prepayments and other assets	(3,085,965)	(3,260,522)
Other non-current assets	(52,554)	(88,299)
Contract liabilities	(34,344)	(1,351,218)
Employee entitlements	109,895	132,163
Accounts payable and accrued expenses	3,280,278	456,305
Net cash used in operating activities	(13,964,271)	(9,413,060)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,043,480)	(475,850)
Net cash used in investing activities	(1,043,480)	(475,850)
Cash flows from financing activities:
Proceeds from borrowings	1,002,404	20,496
Repayment of borrowings	(1,002,404)	0
Proceeds from exercise of stock options issued to employees	43,900	65,811
Proceeds from the issuance of common stock, net of issuance costs	24,972,897	0
Repayment of finance lease liability	(4,205)	0
Net cash provided by financing activities	25,012,592	86,307
Net increase/(decrease) in cash, cash equivalents and restricted cash	10,004,841	(9,802,603)
Cash, cash equivalents and restricted cash at beginning of period	18,099,219	28,055,120
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	247,083	446,853
Cash, cash equivalents and restricted cash at end of period	28,351,143	18,699,370

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

Key developments during the first nine months of 2022 include:

●	A$26 million raised pursuant to a A$20 million fully underwritten rights issue and a A$6 million placement, both at A$0.77;
●	Average selling prices for strip sales increased 82% and 11% for Sentia and Xprecia Stride respectively for the nine months ended September 30, 2022 and the comparative period as UBI’s sales mix continues to trend towards a greater proportion of direct and non-Siemens sales;
●	Overall sales of Sentia for the nine months ended September 30, 2022 were in line with the same period in 2021;
●	Our first Sentia sales order placed in the United Kingdom;
●	A 37% increase in non-Siemens Xprecia Stride distributor sales between the nine months ended September 30, 2022 and the comparative period;
●	Xprecia Prime received regulatory approval to sell in 32 countries in Europe;
●	337 patients have been enrolled in the Xprecia Prime clinical trial in the USA (360 patients required in total);
●	UBI established an Ecommerce website for the sale of our suite of Sentia products in the USA;
●	UBI appointed a Global Head of Sales & Marketing who will lead the Sentia, Xprecia, Petrackr and HRL sales and marketing teams and appointed a Business Development Manager for Sentia Europe;
●	The finalization of Sentia’s Glucose product;
●	Ongoing development of Sentia wine testing products;
●

The establishment of a distribution centre in the USA to support the global expansion of the Company’s wine testing product sales. This is in addition to the distribution centres we have in Australia and Europe;

●	The continuing successful development and use of aptamer sensing technology on our hand-held platform device;
●	The progression of an Investigational Clinical Study (300 patient/+) for our Tn Antigen biosensor used for the detection, staging and monitoring of cancer;
●	The continued development of our blood glucose monitoring product for dogs and cats with diabetes;
●	The appointment of a Business Development Director for our Petrackr Blood Glucose Monitor in the USA;
●	The company invested A$8.98 million in the development of new products, of which $6.52 million relates to the following non-recurring investment:
o	A$3.71 million was invested into the development of the Petrackr blood glucose product;
o	A$1.24 million was invested into the development of Xprecia Prime including clinical trial costs;
o	A$0.86 million was invested in the development of Sentia malic acid, glucose, fructose, titratable acidity and acetic acid test strips; and
o	A$0.71 million was invested in the development of our Tn Antigen oncology product.
●	The investment into our manufacturing scale-up project which will add an approximate annual 35 million strip capacity to our Melbourne-based production facility; and
●	Investments in sales and marketing included A$2.1 million (A$0.6 million in the nine months ended September 30, 2021) to support Sentia and Xprecia Prime sales.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the consolidated condensed financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K” or “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022. The year-end consolidated condensed balance sheets data as at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Impairment of Intangible Assets

Intangible assets with an indefinite life are tested for impairment at least annually and when there is an indication of impairment. Refer to the ‘Impairment of Long-Lived Assets’ note for details of the Group’s impairment review process.

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

Revenue Recognition

The Group recognizes revenue predominantly from the sale of coagulation and wine testing devices (which comprises analyzer’s and testing strips) and the provision of coagulation testing services based on the provisions of ASC 606 Revenue from Contracts with Customers. In accordance with this provision, to determine whether to recognize revenue, the Group follows a five-step process:

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
Coagulation testing products

Our point-of-care coagulation testing products use electrochemical cell technology to measure Prothrombin Time (PT/INR), a test used to monitor the effect of the anticoagulant therapy warfarin.

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

Wine testing products

Our Sentia wine analyzer is used to measure free SO₂, Malic Acid and Glucose levels in wine.

The performance obligation for the sale of this product is satisfied at a point-in-time when the Company transfers control of the products to its customer. The point of transfer of control of the products is dictated by the individual terms contained within a customer agreement, as are the individual payment terms. The transaction price is fixed.

See Note 10 to the consolidated condensed financial statements for a disaggregation of revenue.

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

The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997 as long as eligibility criteria are met. Subject to meeting a number of conditions, an entity involved in eligible R&D activities may claim research and development tax incentive income as follows:

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

The Company has recorded research and development tax incentive income of A$640,646 and A$2,623,260 for the three and nine months ended September 30, 2022. As at September 30, 2022 there is reasonable assurance that the aggregate turnover of the Company for the year ended December 31, 2022 will be less than A$20,000,000.

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

Research and Development Expenditure

R&D expenses consist of costs incurred to further the Company’s research and product development activities and include salaries and related employee benefits, costs associated with clinical trial and preclinical development, regulatory activities, research-related overhead expenses, costs associated with the manufacture of clinical trial material, costs associated with developing a commercial manufacturing process, costs for consultants and related contract research, facility costs and depreciation. R&D costs are expensed as incurred as they fall in the scope of ASC 730 ‘Research and Development’. Of the A$8.98 million total R&D, $6.52 million is non-recurring and is a one time investment in the veterinarian blood glucose product, Xprecia Prime (including clinical and development trials), Tn Antigen biosensor and Sentia products.

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

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same such amounts shown in the consolidated condensed statements of cash flows.

	September 30, 2022	December 31, 2021
	A$	A$
Cash and cash equivalents	26,933,003	15,318,201
Restricted cash – current assets	1,098,140	1,968,814
Restricted cash – non-current assets	320,000	812,204
	28,351,143	18,099,219

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Restricted cash maintained by the Company in the form of term deposits is as follows:

	September 30, 2022	December 31, 2021
	A$	A$
Performance guarantee (a) - current assets	1,098,140	1,968,814
Collateral for facilities (b) - non-current assets	320,000	320,000
Performance guarantee (a) - non-current assets	0	492,204
	1,418,140	2,781,018

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

Interest earned on the restricted cash for the three months ended September 30, 2022 and 2021 was A$9,249 and A$966 respectively and A$16,781 and A$8,248 for the nine months ended September 30, 2022 and 2021, respectively.

4. Inventories

	September 30, 2022	December 31, 2021
	A$	A$
Raw materials	1,319,735	1,207,077
Work in progress	685,343	410,731
Finished goods	2,155,291	525,696
	4,160,369	2,143,504

5. Receivables

	September 30, 2022	December 31, 2021
	A$	A$
Accounts receivable	797,186	476,164
Allowance for credit losses	0	0
	797,186	476,164

6. Leases

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

	September 30, 2022	December 31, 2021
	A$	A$
Operating lease right-of-use assets:
Non-current	4,684,541	2,050,336
Operating lease liabilities:
Current	748,068	500,284
Non-current	4,215,960	1,690,716

Weighted average remaining lease terms (in years)	7.1	4.0
Weighted average discount rate	4.8%	5.0%

The components of lease income/expense were as follows:

	Nine Months ended September 30,
	2022	2021
	A$	A$
Fixed payment operating lease expense	725,632	539,769
Short-term lease expense	7,432	0
Sub-lease income	103,744	127,837

The sub-lease income is deemed an operating lease.

The components of the fixed payment operating and short-term lease expense as classified in the consolidated condensed statements of comprehensive income/(loss) are as follows:

	Nine Months ended September 30,
	2022	2021
	A$	A$
Cost of goods sold	107,140	83,887
Cost of services	140,929	77,476
Research and development	222,982	230,050
Selling, general and administrative	262,013	148,356
	733,064	539,769

Supplemental cash flow information related to the Company’s leases was as follows:

	Nine Months ended September 30,
	2022	2021
	A$	A$
Operating cash outflows from operating leases	594,198	491,963

Supplemental noncash information related to the Company’s leases was as follows:

	Nine Months ended September 30,
	2022	2021
	A$	A$
Right of use assets obtained in exchange for lease liabilities	3,035,194	0
Right of use asset modifications	0	(1,392,953)

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Future lease payments are as follows:

As at September 30, 2022
A$
1 year	969,367
2 years	991,183
3 years	1,014,997
4 years	559,950
5 years	413,127
Thereafter	1,938,479
Total future lease payments	5,887,103
Less: imputed interest	(923,075)
Total operating lease liabilities	4,964,028
Current	748,068
Non-current	4,215,960

As of September 30, 2022, the Company has not entered into any operating or finance lease agreements that have not yet commenced.

7. Contingent Consideration

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

8. Other Liabilities

Other liabilities represents a marketing support payment due to one of our partners and is payable in US dollars. The balance will be paid once supporting documentation has been provided to the Company.

9. Borrowings

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

●	at the end of the 2-year term, the entire balance of the loan is due for repayment by December 31, 2025.

10. Revenue

Disaggregation of Revenue

In the following table, revenue is disaggregated by major product and service lines and timing of revenue recognition.

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Major product/service lines
Coagulation testing products	229,019	365,984	2,007,457	2,358,181
Laboratory testing services	235,818	568,525	961,163	1,389,365
Wine testing products	215,139	224,437	795,143	803,288
	679,976	1,158,946	3,763,763	4,550,834

Timing of revenue recognition
Products and services transferred at a point in time	679,976	1,158,946	3,763,763	4,550,834
	679,976	1,158,946	3,763,763	4,550,834

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers.

	September 30,
	2022	2021
	A$	A$
Receivables	797,186	588,344
Contract liabilities	29,402	108,012

The Company’s contract liabilities represent the Company’s obligation to transfer products to customers for which the Company has received consideration from customers, but the transfer has not yet been completed.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Nine Months ended September 30,
	2022	2021
	A$	A$
Contract Liabilities - Current
Opening balance	38,431	1,628,426
Closing balance	29,402	108,012
Net decrease	(9,029)	(1,520,414)

The Company expects all of the Company’s contract liabilities to be realized by December 31, 2022.

11. Other Income

Other income is recognized when there is reasonable assurance that the income will be received and the consideration can be reliably measured.

Other income is as follows for the relevant periods:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Federal and state government subsidies	0	0	0	153,001
Rental income	33,475	35,182	103,744	127,837
Other income	10,789	0	45,572	137,333
	44,264	35,182	149,316	418,171

Federal and state government subsidies primarily includes the Canadian Emergency Wage Subsidy which represents assistance provided by government authorities as a stimulus during COVID-19.

12. Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income. Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders and for the Company, includes net income/(loss).

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Nine Months Ended September 30, 2022
Foreign currency translation reserve	(212,189)	0	(212,189)
Other comprehensive loss	(212,189)	0	(212,189)

Nine Months Ended September 30, 2021
Foreign currency translation reserve	(28,870)	0	(28,870)
Other comprehensive loss	(28,870)	0	(28,870)

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

13. Related Party Transactions

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

There were no material related party transactions or balances as at September 30, 2022 other than as disclosed above.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

14. Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at September 30, 2022 and December 31, 2021. Purchase commitments are entered into with various parties to purchase products and services such as equipment, technology and consumables used in R&D and commercial activities. Purchase commitments contracted for as at September 30, 2022 and December 31, 2021 were A$6,569,710 and A$7,679,671 respectively.

Refer to note 7 for details of the Company’s Contingent Consideration.

15. Segment Information

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

Results of Operations

Analysis of Consolidated Revenue

Our total revenue decreased by 17% during the nine months ended September 30, 2022, compared to the same period in the previous financial year.

Revenue from Products

The financial results of the coagulation and wine testing products we sold during the respective periods are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Revenue from products	444,158	590,421	2,802,600	3,161,469
Cost of goods sold	(152,492)	(364,667)	(1,199,380)	(1,771,044)
Gross profit	291,666	225,754	1,603,220	1,390,425

Our wine testing product sales remained consistent during the nine months ended September 30, 2022, compared to the same period in the previous financial year (within 1% variation). The mix of Sentia sales has moved away from large stocking orders to distributors towards more direct sales to wineries and repeat orders for the consumable test strips.

With regards to our coagulation testing products, we have successfully acquired over 50% of the distributors from the old Siemens distribution network which are now buying directly from us. The decline in coagulation testing product revenue during the three and nine months ended September 30, 2022, compared to the same periods in the previous financial year has largely been the result of the time it takes to transition customers to our network and a reduction in sales to Siemens during these periods. Our newly acquired distribution network will also champion the sales of Xprecia Prime, our next generation coagulation testing product.

Revenue from Services

The financial results of the laboratory testing services we provided during the respective periods are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Laboratory testing services	235,818	568,525	961,163	1,389,365
Cost of services	(117,899)	(321,819)	(910,368)	(941,928)
Gross profit	117,919	246,706	50,795	447,437

Revenue from laboratory testing declined during the three and nine months ended September 30, 2022, compared to the same periods in the previous financial year due to the timing of completion of a major project for one of HRL’s largest customers. To date, 2022 has been a transitional period for HRL as they moved the laboratory into a new location, which involved almost 6 weeks of shutdown. Alongside the move to the new location, HRL has invested and expanded its specialist services into inflammatory disease, cytokines and multiplex immunoassay platform.

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

Adjusted EBITDA for the respective periods and a reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Net loss	(5,025,577)	(2,874,864)	(14,204,516)	(6,084,977)
Interest income	(133,689)	(11,342)	(172,304)	(43,086)
Interest expense	4,117	0	17,379	0
Depreciation and amortization	631,923	662,717	2,157,021	1,899,692
Accretion expense	31,907	32,492	95,720	97,476
Stock-based compensation expense	69,849	27,015	214,072	56,626
Adjusted EBITDA	(4,421,470)	(2,163,982)	(11,892,628)	(4,074,269)

The decline in Adjusted EBITDA during the three and nine months ended September 30, 2022, compared to the same periods in the previous financial year is primarily a result of increased investment in R&D. The company invested an additional A$175,568 and A$3,686,292 in the three and nine month periods ended September 30, 2022 (compared to prior periods). A$1,238,231 and A$3,705,815 in the three and nine months respectively, was invested into the development of the veterinarian blood glucose product. Additionally, $157,400 and $477,561 was spent on our FDA clinical trial for Xprecia Prime in the three and nine month periods ended September 30, 2022. Our veterinarian blood glucose product and Xprecia Prime are in final development stages. Selling, general and administrative expenditure increased as a result of investment into our sales and marketing activities for our Sentia and Xprecia Prime products as we expand into new markets on a global scale.

Product Support

Product support relates to post-market technical support provided by us for the Xprecia Stride and Wine testing devices.

Depreciation and Amortization Expenses

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Depreciation	217,148	250,279	926,145	675,827
Amortization	414,775	412,438	1,230,876	1,223,865
Depreciation and amortization	631,923	662,717	2,157,021	1,899,692

Depreciation of fixed assets is calculated on a straight-line basis over the useful life of property, plant and equipment. Depreciation is allocated to cost of goods sold and R&D based on output. The increase in depreciation during the nine months ended September 30, 2022, compared to the same period in the previous financial year is due to certain plant and equipment being fully written off.

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

The primary focus of the R&D activities during the three and nine months ended September 30, 2022 were developing the Company's:

●	additional tests on our wine testing platform;
●	next generation PT-INR Coagulation platform including FDA clinical trial programs;
●	Tn Antigen biosensor used for the detection, staging and monitoring of cancer;
●	biosensor strip and meter to be used for the detection and monitoring of diabetes in non-humans; and
●	aptamer based sensing platform including a COVID-19 test.

R&D expenditure increased during the three and nine months ended September 30, 2022, compared to the same periods in the previous financial year because of the increased development activities noted above.

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

General and administrative expenses increased by 102% and 91% during the three and nine months ended September 30, 2022, compared to the same periods in the previous financial year primarily due to an investment in the Company’s sales and marketing strategy. The Company’s direct sales force in the USA and Europe for our wine and coagulation testing products commenced in the first quarter of 2022.

Interest Income

Interest income increased during the three and nine months ended September 30, 2022, compared to the same periods in the previous financial year. The increase in interest income is attributable to the higher amount of funds available for investment following the issuance of common stock and higher interest rates.

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

Research and Development Tax Incentive Income

As at September 30, 2022 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2022 will be less than A$20,000,000 and accordingly an estimated A$640,646 and A$2,623,260 has been recorded as research and development tax incentive income for the three and nine months ended September 30, 2022. The increase in the nine months ended September 30, 2022, compared to the same period in the previous financial year is driven by the increase in eligible research and development expenditure incurred. The decrease in the three months ended September 30, 2022 as compared to the same period in 2021 is driven by the nature of the R&D expenditure being incurred. Specifically, some of the Company’s R&D activities carried out overseas is not eligible for the R&D tax incentive.

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

Other Income

Other income is as follows for the relevant periods:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
	A$	A$	A$	A$
Federal and state government subsidies	0	0	0	153,001
Rental income	33,475	35,182	103,744	127,837
Other income	10,789	0	45,572	137,333
	44,264	35,182	149,316	418,171

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

Note 2, “Summary of Significant Accounting Policies” in Item 1 of this Form 10-Q and Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2021 Form 10-K describes in further detail the significant accounting policies and methods used in the preparation of the Company’s consolidated condensed financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2021 Form 10-K. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue and expenses. Actual results may differ from these estimates.

Financial Condition, Liquidity and Capital Resources

Net Cash/ (Debt)

Our net cash/ (debt) position is shown below:

	September 30, 2022	December 31, 2021
	A$	A$
Cash and cash equivalents
Cash and cash equivalents	26,933,003	15,318,201
Total cash and cash equivalents	26,933,003	15,318,201
Debt
Short-term debt/ loan	0	(64,900)
Long-term debt/loan	(67,355)	0
Total debt	(67,355)	(64,900)
Net cash	26,865,648	15,253,301

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations and a loan.

The increase in our net cash position is primarily a result of the A$26 million raised pursuant to a A$20 million fully underwritten rights issue and a A$6 million placement, both at A$0.77, which occurred during May 2022.

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

We regularly review all our financial assets for impairment. There were no impairments recognized as at September 30, 2022 or for the year ended December 31, 2021.

The Company is continuing to monitor the potential impact of COVID-19, if any, on the Company’s business and financial position.

Derivative Instruments and Hedging Activities

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk.  For the nine months ended September 30, 2022 and for the year ended December 31, 2021, we did not have any assets or liabilities that utilize Level 3 inputs.

We had no derivatives or outstanding contracts in place through the period ended September 30, 2022 and for the year ended December 31, 2021.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	September 30, 2022	December 31, 2021
	A$	A$
Cash and cash equivalents	26,933,003	15,318,201
Working capital	27,974,196	15,448,181
Ratio of current assets to current liabilities	3.14	2.64
Shareholders’ equity per common share	0.18	0.16

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

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Nine Months ended September 30, 2022	Year Ended December 31, 2021
	A$	A$
Cash provided by/ (used in):
Operating activities	(13,964,271)	(9,896,620)
Investing activities	(1,043,480)	(664,584)
Financing activities	25,012,592	95,621
Net increase/ (decrease) in cash, cash equivalents and restricted cash	10,004,841	(10,465,583)

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

Our net cash increase in financing activities for the nine months ended September 30, 2022 is driven by proceeds received pursuant to the issuance of common stock and from the short-term loan facility the Company entered into to finance its 2022 insurance premium. This increase was offset by transaction costs incurred to facilitate the issuance of common stock and repayments of the Company’s short-term loan facility.

Off-Balance Sheet Arrangement

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended September 30, 2022, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above in this Item 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ John Sharman
Date: October 27, 2022		John Sharman
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: October 27, 2022		Salesh Balak
Principal Financial Officer