Form 10-K
period 2022-12-31
UNIVERSAL BIOSENSORS INC
filed 2023-02-24
CIK 1279695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was A$56,986,375 (equivalent to US$39,257,914) as of June 30, 2022.

There were 212,369,435 shares of the registrant’s common stock, par value US$0.0001 per share, outstanding as of February 20, 2023.

Documents incorporated by reference:
Certain information contained in the registrant’s definitive Proxy Statement for the 2023 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Information contained on pages F-2 through F-34 of our Annual Report to Stockholders for the fiscal year ended December 31, 2022 (our “2022 Annual Report”) is incorporated by reference in our response to Items 7, 7A, 8 and 9A of Part II. The 2022 Annual Report is filed as Exhibit 13 to this Annual Report on Form 10-K.

UNIVERSAL BIOSENSORS, INC.

Unless otherwise noted, references in this Annual Report on Form 10-K (this “Form 10-K”) to “Universal Biosensors”, the “Company,” “Group,” “we,” “our” or “us” means Universal Biosensors, Inc. (“UBI”), a Delaware corporation and, when applicable, its wholly owned Australian operating subsidiary, Universal Biosensors Pty Ltd (“UBS”), its wholly owned US operating subsidiary, Universal Biosensors LLC (“UBS LLC”) and UBS’ wholly owned Canadian operating subsidiary, Hemostasis Reference Laboratory Inc. (“HRL”) and wholly owned Dutch operating subsidiary, Universal Biosensors B.V. (“UBS BV”). Unless otherwise noted, all references in this Form 10-K to “$”, “A$” or “dollars” and dollar amounts are references to Australian dollars. References to “US$”, “CAD$” and “€” are references to United States dollars, Canadian dollars and Euros, respectively.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, our customers and partners’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the impact of global economic and political developments on our business, including economic slowdowns or recessions that may result from war or other military conflict (such as the conflict between Russia and Ukraine), the ongoing impact of COVID-19 and inflationary factors such as increases in the cost of various inputs in our supply chain, each of which could harm our commercialization efforts for our products as well as the value of our common stock and our ability to access capital markets, if required;
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

Business Overview

We specialize in the design and development of electrochemical cells (strips) used in conjunction with point-of-use devices that are used in various industries such as healthcare (point-of-care), wine, food and agriculture. Our ambition is to build a multi-product stable of biosensors in large markets which generates ongoing revenue streams. UBI was incorporated as a Delaware corporation on September 14, 2001.

Key developments during 2022 include:

●	Raised A$26 million pursuant to a A$20 million fully underwritten Entitlement Offer and a A$6 million placement, both at A$0.77;
●	Total business revenue decreased by 22%;
●	Total business Gross Margin increased by 11%;
●	Total business Gross Profit increased by 2%;
●	Sales of products (Xprecia and Sentia) decreased by 11%;
●	Gross Profit from the sale of Xprecia and Sentia products increased by 38%;
●	The launch of the Malic Acid test on the Sentia Platform;
●	The launch of the Fructose test (February 2023) on the Sentia platform;
●	The relaunch of the Glucose test (February 2023 – combined Total Sugar test with Fructose);
●	Receiving regulatory approval to sell Xprecia Prime in 32 countries in Europe;
●	Completion of the Xprecia Prime clinical trial in the United States (January 2023);
●	Finalizing launch of our Petrackr blood glucose monitoring product for dogs and cats with diabetes;
●	The development and use of aptamer sensing technology on our hand-held platform device;
●	The development of our Tn Antigen biosensor used for the detection, staging and monitoring of cancer;
●	The company incurred A$12.29 million in the development of new products. $8.21 million, relates to the following non-recurring costs:
o	A$4.10 million was incurred into the development of the Petrackr blood glucose product;
o	A$2.10 million was incurred into the development of Xprecia Prime, including clinical trial costs;
o	A$1.39 million was incurred in the development of Sentia malic acid, glucose, fructose, titratable acidity and acetic acid test strips; and
o	$0.62 million was invested in the manufacturing scale-up project which will add approximately 35 million strips annually.

Description of our business

Industry background

We operate in the high growth, point-of-care segment of the global in vitro diagnostics (IVD) industry, oenology (wine industry), veterinary blood glucose monitoring and other industries where point-of-use devices are or can be used. A large proportion of testing in the IVD industry, has historically been performed either by using expensive equipment or by trained personnel at dedicated or centralized testing sites including hospital laboratories and commercial laboratories. Similarly, a large proportion of testing in the wine industry, has historically been performed either by using expensive equipment or by trained personnel at dedicated or centralized testing sites including commercial laboratories. Significant interest has developed in techniques and technologies that allow testing to be performed “on-the-spot” in real time. While not all tests are suited to being performed at the point-of-use, we believe our electrochemical cell technology and other technologies could be a suitable platform for adapting a number of tests to a point-of-use format as it offers speed, ease of use, reliability, accuracy at a low cost in alternative industries.

Point-of-use tests in development and partnering strategy

We continue to demonstrate the broader application of our technology platform for markets with significant commercial potential and have developed products in blood glucose, a coagulation Prothrombin Time International Normalized Ratio (“PT-INR”) test and chemical tests for the wine industry.

We continue to develop an oncology biosensor used for the detection, staging and monitoring of cancer, and an Aptamer based platform to be used for SARS-CoV-2 N-Protein (which is the virus that causes COVID-19) (‘COVID-19 test’), female fertility and the environment.

We use various channels to sell our products and they include direct sales and the engagement of distributors and agents.

Principal products and services

We are the manufacturer and distributor of PT-INR coagulation test strips and devices (Xprecia Stride and Xprecia Prime), used to monitor the effect of the anticoagulant therapy warfarin. Xprecia Stride and Xprecia Prime are medical devices.

We are the manufacturer and distributor of all the Sentia wine testing products which includes Free SO₂, Malic Acid, Glucose, Fructose. Sentia is a non-medical device.

We will be the manufacturer and distributor of the Petrackr which is a blood glucose test to be used in cats and dogs.

HRL provides non-diagnostic laboratory services and performs coagulation testing services.

UBS continues to conduct research and development to demonstrate the broader application of its technology platform.

Facilities

UBS leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. UBS has had ISO 13485 certification continuously at that site since May 2007. The lease for 1 Corporate Avenue was terminated and a new lease was entered into simultaneously in January 2021. The lease will expire on December 31, 2025 with an option to renew the lease for two further terms of five years each.

HRL leased approximately 482 square meters of office and laboratory facilities at 15(H) Wing, Second Floor, 711 Concession Street, Hamilton, Ontario, Canada. The lease for 711 Concession Street expired on January 31, 2022.

On June 28, 2021, HRL entered a premises lease to occupy approximately 418 square meters of office and laboratory facilities at 44 Frid Street, Hamilton, Ontario, Canada. The lease commenced in February 2022, with a ten-year contractual period. HRL relocated to the new premises in February 2022. The lease does not include an option to renew the lease for a further term. HRL holds an ISO 13485:2016 certification.

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

Distribution

Order back log is not material to our business in as much as orders for our products generally are received and filled on a current basis. Our worldwide revenue for Xprecia Stride, Xprecia Prime, Petrackr and for the provision of non-diagnostic laboratory and coagulation testing services are not generally seasonal. Our worldwide revenue for certain of our Sentia products is seasonal based on the respective grape harvest seasons in each territory.

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

UBI’s Petrackr (animal device) and Sentia (non-medical) products are subject to regulation by product safety regulations by government agencies in multiple jurisdictions. These agencies enforce laws and regulations that govern the safety aspects for development, testing, manufacturing, labelling, advertising, marketing and distribution, and market surveillance of UBI’s products. These products are also developed, manufactured and sold under an international quality system standard known as ISO 9001.

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

We rely on the owned patent applications and the patents and patent applications licensed to us in the manufacture of the point-of-use tests being developed by us and to enable us to grant rights to our customers and partners to commercialize products that we may develop.

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

Trademarks

We own the “SENTIA” trademark which we use to market our wine testing products and the “PETRACKR” trademark which we use to market our blood glucose test to detect and monitor diabetes in non-humans.

The practices of the registrant and the industry (respective industries) relating to working capital items

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

	Years Ended December 31,
	2022	2021
	A$	A$
Australia (home country)	4,978,712	4,580,741
Americas	1,387,556	1,419,436
Europe	2,841,678	3,905,621
Other	150,082	250,155
Total income	9,358,028	10,155,953

% of total revenue from products and services derived from major customers (revenue generated by customers having sales of more than 10% has been disclosed separately in the table below):

	Years Ended December 31,
	2022	2021
	A$	A$
Siemens	13%	17%
Other	87%	83%

The Siemens performance guarantee expires in March 2023.We did not have any significant backlog orders as of December 31, 2022 and 2021.

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

Human capital management

Through our long operating history and experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. The Company has a talented, motivated, and dedicated team, and is committed to supporting the development of all of its team members and to continuously building on its strong culture. As of February 20, 2023, the Company had approximately 83 employees located in Australia, Canada, the United States and Europe. Females represent 48% of our workforce, including 20% of senior management. 95% of our workforce are permanently employed to ensure throughput of growth and development. None of our employees are subject to a collective bargaining agreement.

The Company believes that success of its mission is realized by the engagement and empowerment of its employees. The CEO and Head of People Strategy & Culture regularly update the Company’s Board of Directors and its committees on the status of the human capital trends and activities within the business. Our management and cross-functional teams work closely to evaluate human capital management issues such as staff retention, workplace safety, harassment and bullying, as well as to implement measures to mitigate these risks.

Workplace Practices and Policies
The Company is committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status, caste or other legally protected characteristic. The Company is an equal opportunity employer committed to inclusion and diversity.

Compensation and Benefits
The Company recognizes its people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives. In support of this, we believe the Company offers compensation in each of our locations around the globe that is competitive (including salary, incentive bonus and equity), equitable and enables employees to share in the Company’s success. Further to monetary rewards, the Company provides a family-friendly environment where staff can organize hybrid work arrangements where required.

Growth and Development
The Company invests in tools and resources that support employees’ individual growth and development. The Company offers professional development opportunities including leadership training and have development programs and on-demand opportunities to cultivate talent throughout the Company. Training needs are identified at the start of each year when corporate and departmental objectives are communicated. Strategic talent reviews and succession planning discussions takes place annually, as an extension to annual performance reviews, across all business areas. The CEO and Head of People Strategy & Culture meet with senior management and the Board of Directors to review top enterprise talent. The Company continues to provide opportunities for employees to grow their careers with over half of the open management positions filled internally during 2022.

Inclusion and Diversity
The Company is committed to hiring inclusively, providing training and development opportunities, fostering an inclusive culture, and ensuring equitable pay for employees, and is continuing to focus on increasing diverse representation at every level of the Company.

Engagement
The Company believes that open and honest communication among team members; managers and leadership foster an open, collaborative work environment where everyone can participate, develop and thrive. Team members are encouraged to come to their managers with questions, feedback or concerns, and the Company regularly conducts surveys that gauge employee sentiment in areas like career development and overall workplace satisfaction. Excluding senior management, staff to manager ratio is 6.4 – this enables effective and efficient management that supports optimum employee engagement.

Health and Safety
The Company is committed to protecting its employees everywhere it operates. The Company identifies potential risks associated with workplace activities in order to develop measures to mitigate possible hazards. The Company supports employees with general safety training and puts specific programs in place for those working in potentially high-hazard environments, including chemical management, equipment and machinery safety, hazardous materials management and electrical safety. The Company’s Safety Committee generally meet monthly to review any incidents, implement additional or update existing safety procedures across the whole operation. The Company has taken additional measures during the COVID-19 pandemic, including providing information resources, face masks and case support. During the year ended December 31, 2022, zero safety incidents were achieved. Separately, the Company views mental health as a fundamental part of our humanity and implemented a comprehensive Employee Assistance Program in 2021. The program offers a wide-ranging suite of online resources, including mental health coaching and training to help managers recognize and respond to signs of mental health issues.

Available Information

We are required to file a Form 10-K as a result of UBI being registered under the Exchange Act.

We file annual and quarterly reports, proxy statements and other information with the United States Securities and Exchange Commission (the “SEC”), copies of which are available on ASX. Our public filings (including our Annual Report on Form 10-K and proxy statement) are also available at the website maintained by us at http://universalbiosensors.com and the SEC at http://www.sec.gov.

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

If any of our key independent distributors were to cease to distribute our products or reduce their promotion of our products as compared to the products of our competitors, our sales could be adversely affected. In that case, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors, or we may engage direct sales representatives, which may not prevent our revenues from being adversely affected. Additionally, to the extent we enter into additional arrangements with independent distributors to perform sales, marketing or distribution services, the terms of the arrangements could result in our product margins being lower than if we directly marketed and sold our products.

Our products may not be successful in the marketplace.

Our success and the success of the products that we develop, manufacture and distribute is ultimately dependent on the level of continued market acceptance and sales of such products. Continued market acceptance will depend on, amongst other things, the ability to provide and maintain evidence of safety, efficacy and cost effectiveness of our products, the advantages and profile over competing products, the level of support from the industry experts, the relative convenience and ease of use, cost-effectiveness compared to other products, the availability of reimbursement from national health authorities, the timing of regulatory clearances and market introduction and the success of marketing and sales efforts by our customers and partners. Additionally, it is difficult to determine the market opportunity for new technologies and our estimates may not accurately reflect the actual demand in the target markets or new competitive product introductions may disrupt current market conditions and decrease our commercial opportunities and impact on our revenue.

Our commercial opportunities will be reduced or eliminated if the size of the market opportunity is less than we expect or if our competitors develop and commercialize products that are safer, more effective, more convenient, less expensive, or reach markets sooner or are marketed better than the products that we develop, manufacture and distribute or are currently being marketed by our partners.

We cannot be sure that any other products that we develop, manufacture and distribute will be successful in the marketplace or will secure and maintain adequate market share.

Our ability to be or maintain profitability in the future will be adversely affected if any of the products that we develop, manufacture and distribute fail to achieve or maintain market acceptance or compete effectively in the market place. It may render prior development efforts unproductive and worthless and would reduce or eliminate our revenues from product sales and/or manufacturing and may have a material adverse effect on our business and financial position.

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

Our principal current sources of liquidity are the earnings generated from our products and services, along with cash flows from operations and existing cash and cash equivalents. These are sufficient to fund our operating needs and capital requirements for at least the next twelve months, based on current assumptions regarding the amount and timing of such expenditures and anticipated cash flows. Any significant deviation in actual results from our expected results of operations, any significant deviation in the amounts or timing of material expenditures from current estimates, or other significant unanticipated expenses could have a material adverse effect on our financial condition and/or may result in the need for debt or equity financing.

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

Increases in our costs to manufacturing products or conducting development work may decrease our margins or cause us to suffer a loss on the manufactured products. Additionally, we may suffer decreased margins due to the global reach of our business exposing us to market risk from changes in foreign currency exchange rates. The majority of our cash receipts are in US dollars and Euros and expenses are in Australian dollars and US dollars, and we are exposed to foreign exchange exposure particularly when we have to convert our US dollar and Euro cash receipts into Australian dollars to fund our operations. Additionally, we use, from time to time, financial instruments, primarily foreign currency forward contracts to hedge certain forecasted foreign currency commitments arising from trade accounts receivables, trade accounts payable and fixed purchase obligations. These hedging activities are largely dependent upon the accuracy of our forecasts and as such, our foreign currency forward contracts may not cover our full exposure to exchange rate fluctuations. Although we believe our foreign exchange policies are reasonable and prudent under the circumstances, we may experience losses from un-hedged currency fluctuations, which could be significant. If our costs increase or our margins decrease, it would have an adverse effect on our business and financial position.

The success of our business is heavily dependent upon market factors such as growth of the point-of-use testing market and our ability to compete effectively within the highly competitive market.

Our business success relies on the growth of both the existing and emerging point-of-use testing market. We cannot be sure that this market will grow as we anticipate. Such growth will require continued support and demand from users, payers, patients and healthcare professionals and the endorsement by professional bodies that influence point-of-use tests. Research and clinical data may not sufficiently support point-of-use testing, nor may the economic benefits sufficiently support point-of-use testing as an alternative to current practice. Even if the data is compelling, significant resources may be required to educate users and change in practice may be slower and more costly than we anticipate. If point-of-use testing fails to be adopted at the rate we expect, the sector may remain unattractive to the size of partner we seek to attract and as a consequence, we may need to change our business model. This may require us to incur more cost and/or our anticipated growth will be adversely affected and our results will suffer.

We may face intense competition in development, marketing and selling point-of-use tests.

The market for in vitro diagnostics and point-of-use testing in food and drink and agriculture is intensely competitive, price sensitive and subject to rapid change. We and our customers and partners may be unable to accurately anticipate changes in the markets and the direction of technological innovation and the demands of end users, competitors may develop improved technologies and the marketplace may conclude that our products are obsolete. Our larger competitors enjoy several competitive advantages including significantly greater financial resources, greater brand recognition, greater expertise in conducting clinical trials, obtaining regulatory clearances and managing manufacturing operations, and greater experience in product sales and marketing. Early-stage companies may also prove to be significant competitors.

Competition will be faced from existing products as well as products in development. Point-of-use tests are likely to experience significant and continuing competition from traditional pathology laboratory-based testing as well as other point-of-use tests. Our and our customers’ and partners’ commercial opportunity will be reduced or eliminated if competitors develop and commercialize safer, more effective, more convenient, or cheaper products, or reach the market sooner than we do. Any such developments adversely affecting the market for products developed by us may force us and our partners to reduce production or discontinue manufacturing which would cause our operating results to suffer. There can be no assurances given with respect to our or any partner’s ability to compete effectively in the competitive markets in which we operate.

The loss of a key employee or the inability to recruit and retain high caliber staff to manage future anticipated growth could have a material adverse effect on our business.

As with most growth companies, our future success is substantially dependent on our key personnel.  Certain key personnel would be difficult to replace, and the loss of any such key personnel may adversely impact the achievement of our objectives. Our ability to operate successfully and manage the business depends significantly on attracting and retaining additional highly qualified personnel. The loss of any key personnel may be disruptive or have a material adverse effect on the future of our business.  Effective succession planning is important for our long-term success and failure to ensure effective transfers of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. The competition for qualified employees in scientific research and medical diagnostic and laboratory industries is particularly intense and there are a limited number of persons with the necessary skills and experience.

The ongoing COVID-19 pandemic could materially affect our operations, employee availability, financial condition, liquidity and cash flow and the length of such impacts are uncertain.

The outbreak of the coronavirus (COVID-19) has evolved into a global pandemic. The extent to which the virus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus, its variants, and the actions to contain the coronavirus or treat its impact, among others. The spread of COVID-19 may materially affect us economically and could reduce our ability to access capital in the event it is required and negatively affect our future liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock.

With the continued spread of the virus, our business operations could be interrupted or delayed. It is possible that our R&D programs could be adversely affected by the restrictions imposed during the pandemic. Travel restrictions, lock-down quarantines or other such limitations may hamper our ability to conduct our R&D programs. In some of our programs, particularly our human studies, participant recruitment and enrolment, distribution of results, study monitoring and data analysis may be paused or delayed due to the effects that the pandemic has in different localities. If the virus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. It is possible that our supply chain may be disrupted, limiting our ability to manufacture products for our R&D operations or for our customers.

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

Additionally, unanticipated clinical trial costs or delays could cause substantial additional expenditure and we may have to delay or modify our plans significantly. This may harm our business, time to market, financial condition and results of operations.

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

We have largely funded our operations and capital expenditures from capital raising, our existing cash reserves and the sale of our products and provision of services and government grants and rebates including the research and development tax incentive income. The revenue from the sale of our products and provision of services has funded a relatively small portion of our operating expenses. For the 2023 financial year, we expect to generate revenues from the sale of our Xprecia Stride and Xprecia Prime products, Sentia and Petrackr products and through the provision of services undertaken by HRL. If our revenues are not significant, we will continue to incur operating losses on an annual basis.

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

Legal and Regulatory Risks

If we cannot maintain our intellectual property rights, our ability to make or develop point-of-use tests would be restricted or eliminated, and the value of our technology and diagnostic tests may be adversely affected.

Our ability to obtain proprietary rights, maintain trade secret protection and operate without infringing the proprietary rights of third parties is an integral part of our business.

A number of companies, universities and research institutions have or may be granted patents that cover technologies that we need to complete development of a particular product. We may choose or be required to seek licenses under third party patents which would be costly, may not be available on commercially acceptable terms, or at all. Further, we may be unaware of other third-party patents or proprietary rights that are infringed by our point of use tests.

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

The devices products we are involved in developing are subject to extensive regulation in all major markets. The process of obtaining regulatory clearance is costly and time consuming and there can be no assurance that the required regulatory clearances will be obtained. Products cannot be commercially sold without regulatory clearance. We and our customers and partners may be unable to obtain the necessary clearances to sell or if the clearances are delayed, revoked or subject to unacceptable conditions, the product may not be able to be commercialized which would have a material adverse effect on us.

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

Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or our user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position.

Awareness and sensitivity to personal data breaches and cyber security threats is at an all-time high. Our computer systems and those of our contractors and consultants are vulnerable to damage from unauthorized access, computer viruses, telecommunications and electrical failures, and natural disasters. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our operations.

As part of our business model, we collect, retain, and transmit confidential information over public networks. We may be vulnerable to targeted or random personal data or security breaches, acts of vandalism, computer malware, misplaced or lost data, programming and/or human errors, or other similar events. Any misappropriation of our internal confidential or personal information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with licensees, employees and investors. We may incur further significant costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with current and new international, federal, and state laws governing the unauthorized disclosure of confidential and personal information which are continuously being enacted. We could also experience loss of revenues resulting from unauthorized use of proprietary information including our intellectual property. We could also face sizable fines, significant breach containment and notification costs to supervisory authorities and the affected data subjects, and increased litigation as a result of cyber security or personal data breaches.

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

We may be involved in litigation.

There has been substantial litigation and other proceedings in the medical diagnostic industries. Defending against litigation and other third-party claims would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our development or commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business.

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

As of December 31, 2022, we had A$24,222,902 of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$ 3,374,776 of non-refundable R&D tax offset as at December 31, 2022. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years.

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

Our principal sources of liquidity are cash flows from operations (revenue from services and product sales). We have also financed our business operations through government grants and rebates, including the refundable tax offset (“tax incentive income”). The refundable tax offset is one of the key elements of the Australian Government’s support for Australia’s innovation system and if eligible, provides the recipient with cash based upon our eligible research and development activities and expenditures. For the year ended December 31, 2021, our aggregate turnover was less than A$20,000,000 and we received a tax incentive income of A$3,897,543. Additionally, we will be eligible to make this claim for the year ended December 31, 2022, as our revenues are less than A$20,000,000. We anticipate receiving a refundable tax offset of A$4,736,106 in 2023 following the lodgment of our 2022 Australian company tax return.

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

Single stockholders with significant holdings or relatively small groups of stockholders have the power to influence matters requiring the approval of stockholders. Viburnum Funds Pty Ltd (“Viburnum”), as investment manager for its associated funds and entities holds a beneficial interest and voting power over approximately 26% of our shares. For details of our substantial stockholders and the interests of our directors, refer to “Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management, and frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult to remove our current directors. Such provisions include:

●
the division of our board of directors into classes whose terms expire at staggered intervals over a three-year period and advance notice requirements for nominations to our board of directors and proposing matters that can be acted upon at shareholder meetings;

●	our stockholders do not have the power to call special meetings of our stockholders; and
●	our stockholders are prohibited from taking action by written consent, and all stockholder action is required to take place at a meeting of our stockholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, or DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, our board of directors approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our common stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders.

Any provision of our certificate of incorporation, bylaws, or Delaware law that has the effect of delaying, preventing, or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. The lease for the premises at 1 Corporate Avenue Rowville was terminated and a new lease was entered into simultaneously in January 2021. The lease will expire on December 31, 2025 with an option to renew the lease for two further terms of five years each.

We manufacture our test strips using custom manufacturing equipment.

Depending on the number of strips required to be manufactured, it may become necessary in the future for us to acquire additional large-scale equipment to satisfy manufacturing demand. If our existing facilities and equipment are fully utilized for the manufacture of test strips for one of our customers or our own products, we will need to secure additional or alternative facilities and establish additional large-scale equipment sufficient to meet future manufacturing requirements.

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

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.There are no known contemplated material governmental proceedings pending against the Company.

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

Security details

As of February 20, 2023, there were 212,369,435 shares of our common stock issued and outstanding and 12,406,300 options and performance rights that are exercisable for an equivalent number of shares of common stock. All of our issued and outstanding shares of common stock are fully paid.

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

Holders

Currently, CDN holds the majority of our shares on behalf of and for the benefit of the holders of CDIs. The balance of the shares are held by certain of our employees generally as part of our restricted employee share scheme. Set out below is the approximate aggregate number of our registered holders of CDIs and shares at the specific date below:

Date	Total Number of Registered Holders	Number of Registered Holders that are United States Residents
At February 20, 2023	2,590	8

Dividends

To date, we have not declared or paid any cash dividends on our shares or CDIs.

Recent Sales of Unregistered Securities

Institutional Placement

On April 21, 2022, we placed 7,792,208 shares of common stock at A$0.77 per share to certain existing and new institutional investors based primarily in Australia, and raised an aggregate total of A$6,000,000 (before expenses of the offer) (“Placement”). Petra Capital Pty Limited (“Petra”) acted as sole Lead Manager and sole Bookrunner for the Placement. We paid Petra a management fee of A$180,000 and a placement fee of A$120,000 in connection with the Placement.

Entitlement Offer

On May 20, 2022, we completed the fully underwritten 1 for 6.85 pro rata non-renounceable entitlement offer (“Entitlement Offer”) to all holders of our securities with a registered address in Australia or New Zealand on the record date of the Entitlement Offer and raised an aggregate total of A$20,007,467 (before expenses of the offer) through the issuance of 25,983,723 shares at a price of A$0.77 per share. Viburnum fully underwrote the Entitlement Offer. Mr. Coleman is a Non-Executive Chairman of the Company and an Executive Chairman and Associate of Viburnum. Whilst no fees were charged by Viburnum, the Company issued the following options to Viburnum:
●	1,920,000 underwriter options exercisable at an exercise price of A$0.92, and
●	1,920,000 underwriter options exercisable at an exercise price of A$1.00

The underwriter options vested immediately upon issuance on May 27, 2022 and have an expiry date of three years for their date of issue.

The offers of shares under the Placement and the Entitlement Offer were made in offshore transactions in reliance upon the exemption from registration pursuant to Regulation S, as promulgated by the Securities Act of 1933, as amended (the “Securities Act”).

The proceeds from the Placement and the Entitlement Offer is being applied to:

●	accelerate existing product development initiatives;
●	scale up of UBI’s manufacturing and R&D capability; and
●	provide working capital to support in-market sales growth of existing products, expansion of specialist laboratory services, and marketing and business development.

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

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price	Proceeds Received (A$)

2022
January	5,000	0.45	2,250
January	5,000	0.33	1,650
May	80,000	0.50	40,000
	90,000		43,900

2021
January	10,000	0.23	2,300
June	131,650	0.47	62,375
August	5,000	0.23	1,150
August	40,000	0.00	0
November	5,000	0.23	1,150
November	7,500	0.45	3,375
November	7,500	0.33	2,475
December	10,000	0.23	2,300
	216,650		75,125

2020
December	40,000	0.00	0

The funds have been and will be used for working capital requirements including the continued development of our existing pipeline of point-of-use tests and to identify and develop additional tests.

Restricted Employee Shares Issued to Employees

Our Employee Share Plan was adopted in 2021 (“the Equity Incentive Plan”). The Equity Incentive Plan permits our Board to grant shares of our common stock to our employees and directors. The number of shares able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. We issue these shares in reliance upon exemptions from registration under Regulation S under the Securities Act on the basis that none of the recipient of such shares are “U.S. person” as such term is defined in Regulation S.

There were no restricted shares issued by the Company within the past three fiscal years and the balance of the restricted shares as of December 31, 2022, is nil.

There were 1,555,000 (2021: 7,425,000) performance rights issued by the Company to select employees. Each performance right issued gives the holder the right to subscribe for one share of common stock. Such equity granted does not involve the payment of an exercise price. Equity generally vests in tranches up to four years.  The terms of the awards include a variety of market, performance and service conditions. The balance of the performance rights as of December 31, 2022, is 8,830,000 (2021: 7,275,000).

The number of securities able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our amended and restated certificate of incorporation. The Listing Rules of ASX generally prohibits companies whose securities are quoted on ASX from issuing securities exceeding 15% of issued share capital in any 12-month period, without stockholder approval.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to our 2022 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages F-2 to F-10.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information called for by this Item 7A.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to our 2022 Annual Report under the following captions:
●	Consolidated Balance Sheets
●	Consolidated Statements of Comprehensive Income/(Loss)
●	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)
●	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm (PCAOB ID 1379)

The items are included on pages F-11 through F-33 of the 2022 Annual Report.

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on this evaluation, our management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

/s/ John Sharman	/s/ Salesh Balak
John Sharman	Salesh Balak
Principal Executive Officer	Principal Financial Officer

February 24, 2023

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022, in connection with our Annual Meeting of Stockholders in 2023 (the “2023 Proxy Statement”) under the captions “Management of the Company” and, if applicable, “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the 2023 Proxy Statement under the captions “Management of the Company – Compensation of Directors,” “Executive Compensation” and “Management of the Company – Board Meetings and Board Committees – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation – Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the 2023 Proxy Statement under the captions “Certain Relationships and Related Transactions,” and “Management of the Company.”

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the 2023 Proxy Statement under the caption “Independent Public Accountants – Audit Fees.”

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)         Financial Statements

The following financial statements are incorporated by reference from pages F-10 through F-36 of our Annual Report to Stockholders for the fiscal year ended December 31, 2022, as provided in Item 8 hereof:

(a)(2)          Financial Statement Schedules – Schedule II—Valuation and Qualifying Accounts (F-34). All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

(a)(3) and (b) Exhibits – Refer below.

Exhibit Number	Description	Location
3.1	Amended and restated certificate of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.
3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.
4.3	Description of Securities	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2021 as Exhibit 4.3.
10.1	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.
10.2	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.
10.3	Form of indemnity agreement entered into with directors of us, our principal financial officer and company secretary	Incorporated by reference to our Current Report on Form 8-K filed on March 7, 2022 as Exhibit 10.1.
10.4#	CEO Option Plan.	Incorporated by reference to our Current Report on Form 8-K filed on September 17, 2021 as Exhibit 10.1.
10.5#	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.
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

10.10	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.
10.11	Deed of Surrender and Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd	Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2021 as Exhibit 10.1.
10.12	Employment agreement between Universal Biosensors Pty Ltd and Mr. John Sharman effective March 3, 2020.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on May 1, 2020 as Exhibit 10.1
10.13	Definitive Agreements between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 18, 2019.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2019 as Exhibit 10.23
10.14#	Employee Incentive Plan	Incorporated by reference to our Current Report on Form 8-K filed on September 17, 2021 as Exhibit 10.2.
10.15#	Award Agreement between Universal Biosensors, Inc. and Mr. Salesh Balak, dated February 28, 2021	Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2021 as Exhibit 10.2.
10.16#	Award Agreement between Universal Biosensors, Inc. and Mr. John Sharman, dated February 28, 2021	Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2021 as Exhibit 10.3.
10.17	Underwriting Agreement between Viburnum Funds Pty Ltd and Universal Biosensors, Inc.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 10, 2022 as Exhibit 10.18.
13.0	Annual Report.	Filed herewith.
14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.
21.0	List of Subsidiaries.	Filed herewith.
24.0	Power of Attorney.	Included on signature page.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

101
The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income/(Loss), (iii) the Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income/(Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
#	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Sharman	Chief Executive Officer	February 24, 2023
John Sharman	(Principal Executive Officer)

/s/ Salesh Balak	Chief Financial Officer	February 24, 2023
Salesh Balak	(Principal Financial Officer and Principal Accounting Officer)

/s/ Craig Coleman	Director	February 24, 2023
Craig Coleman

/s/ Judith Smith	Director	February 24, 2023
Judith Smith

/s/ David Hoey	Director	February 24, 2023
David Hoey

/s/ Graham McLean	Non-Executive Chairman and Director	February 24, 2023
Graham McLean