Form 10-Q
period 2023-03-31
UNIVERSAL BIOSENSORS INC
filed 2023-05-11
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 212,369,435 shares of Common Stock, U.S.$0.0001 par value, outstanding as of May 11, 2023.

UNIVERSAL BIOSENSORS, INC.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	1)	Consolidated condensed balance sheets at March 31, 2023 and December 31, 2022	1

	2)	Consolidated condensed statements of comprehensive income/(loss) for the three months ended March 31, 2023 and 2022	2

	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the three months ended March 31, 2023 and 2022	3

	4)	Consolidated condensed statements of cash flows for the three months ended March 31, 2023 and 2022	4

	5)	Notes to consolidated condensed financial statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		16

Item 3	Quantitative and Qualitative Disclosures About Market Risk		23

Item 4	Controls and Procedures		23

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		24

Item 1A	Risk Factors		24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		24

Item 3	Defaults Upon Senior Securities		24

Item 4	Mine Safety Disclosures		24

Item 5	Other Information		24

Item 6	Exhibits		24

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101
	Exhibit 104

SIGNATURES			25

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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022
	A$	A$
ASSETS

Current assets:
Cash and cash equivalents	20,954,691	25,977,703
Inventories	2,985,586	3,142,181
Accounts receivable	1,433,490	974,323
Prepayments	1,203,406	489,800
Restricted cash	0	527,148
Research and development tax incentive income	5,264,384	4,736,106
Other current assets	900,482	824,870
Total current assets	32,742,039	36,672,131
Non-current assets:
Property, plant and equipment	31,464,576	31,090,787
Less accumulated depreciation	(26,724,958)	(26,507,419)
Property, plant and equipment - net	4,739,618	4,583,368
Intangible assets	0	16,371,996
Less amortization of intangible assets	0	(5,357,211)
Less impairment of intangible assets	0	(11,014,785)
Intangible assets - net	0	0
Right-of-use asset - operating leases	4,279,569	4,422,303
Right-of-use asset - finance leases	56,084	58,421
Restricted cash	320,000	320,000
Other non-current assets	89,348	88,832
Total non-current assets	9,484,619	9,472,924
Total assets	42,226,658	46,145,055

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	276,791	268,074
Accrued expenses	5,028,220	5,888,380
Contingent consideration	2,234,803	2,214,022
Other liabilities	3,052,149	3,023,767
Contract liabilities	41,542	29,851
Lease liability - operating leases	776,689	755,125
Lease liability - finance leases	8,918	8,814
Employee entitlements liabilities	918,227	831,730
Short-term loan - secured	704,039	0
Short-term loan - unsecured	66,151	65,768
Total current liabilities	13,107,529	13,085,531
Non-current liabilities:
Asset retirement obligations	2,967,490	2,920,630
Employee entitlements liabilities	45,016	48,273
Lease liability - operating leases	3,781,925	3,943,517
Lease liability - finance leases	53,365	55,633
Total non-current liabilities	6,847,796	6,968,053
Total liabilities	19,955,325	20,053,584

Commitments and contingencies

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil at March 31, 2023 (nil at December 31, 2022) Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 212,369,435 shares at March 31, 2023 (211,844,435 at December 31, 2022)	21,237	21,184
Additional paid-in capital	119,089,616	119,040,784
Accumulated deficit	(92,678,783)	(65,824,231)
Current year loss	(3,788,788)	(26,854,552)
Accumulated other comprehensive loss	(371,949)	(291,714)
Total stockholders’ equity	22,271,333	26,091,471
Total liabilities and stockholders’ equity	42,226,658	46,145,055

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended March 31,
	2023	2022
	A$	A$
Revenue
Revenue from products	1,174,959	1,280,325
Revenue from services	120,505	442,888
Total revenue	1,295,464	1,723,213
Operating costs and expenses
Cost of goods sold	369,971	663,861
Cost of services	48,717	640,505
Total cost of goods sold and services	418,688	1,304,366
Gross profit	876,776	418,847
Other operating costs and expenses
Product support	24,722	11,144
Depreciation and amortization	218,223	543,700
Research and development	1,854,463	3,557,115
Selling, general and administrative	3,296,583	1,919,427
Total other operating costs and expenses	5,393,991	6,031,386
Loss from operations	(4,517,215)	(5,612,539)
Other income/(expense)
Interest income	206,474	4,603
Interest expense	(7,752)	(7,462)
Financing costs	(46,860)	(31,907)
Research and development tax incentive income	528,278	1,117,192
Exchange gain/(loss)	(5,191)	(36,186)
Other income	53,478	35,742
Total other income	728,427	1,081,982
Net loss before tax	(3,788,788)	(4,530,557)
Income tax benefit/(expense)	0	0
Net loss	(3,788,788)	(4,530,557)

Loss per share
Net loss per share - basic and diluted	(0.02)	(0.03)
Average weighted number of shares - basic and diluted	212,351,935	177,893,726

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	(80,235)	31,409
Other comprehensive income/(loss)	(80,235)	31,409
Comprehensive loss	(3,869,023)	(4,499,148)

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended March 31, 2022

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2022	177,828,504	17,783	93,737,565	(65,824,231)	(323,288)	27,607,829
Net loss	0	0	0	(4,530,557)	0	(4,530,557)
Other comprehensive income	0	0	0	0	31,409	31,409
Exercise of stock options issued to employees	160,000	1	3,899	0	0	3,900
Stock-based compensation expense	0	0	74,639	0	0	74,639
Balances at March 31, 2022	177,988,504	17,784	93,816,103	(70,354,788)	(291,879)	23,187,220

Three Months Ended March 31, 2023

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2023	211,844,435	21,184	119,040,784	(92,678,783)	(291,714)	26,091,471
Net loss	0	0	0	(3,788,788)	0	(3,788,788)
Other comprehensive income	0	0	0	0	(80,235)	(80,235)
Performance awards and exercise of stock options issued to employees	525,000	53	(53)	0	0	0
Stock-based compensation expense	0	0	48,885	0	0	48,885
Balances at March 31, 2023	212,369,435	21,237	119,089,616	(96,467,571)	(371,949)	22,271,333

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022
	A$	A$
Cash flows from operating activities:
Net loss	(3,788,788)	(4,530,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221,675	651,580
Stock-based compensation expense	48,885	74,639
Non-cash lease expense	21,675	98,337
Unrealized foreign exchange (gains)/losses	(62,680)	83,089
Change in assets and liabilities:
Inventories	156,595	(264,393)
Accounts receivable	(459,167)	(783,793)
Prepayments and other assets	(1,484,826)	(1,890,505)
Other non-current assets	(517)	(37,421)
Contract liabilities	11,691	(9,028)
Employee entitlements	83,241	(24,495)
Accounts payable and accrued expenses	(558,989)	1,376,213
Net cash used in operating activities	(5,811,205)	(5,256,334)
Cash flows from investing activities:
Purchases of property, plant and equipment	(404,382)	(273,259)
Net cash used in investing activities	(404,382)	(273,259)
Cash flows from financing activities:
Proceeds from borrowings	1,056,059	1,002,404
Repayment of borrowings	(351,637)	(445,513)
Other	(31,783)	3,900
Net cash provided by financing activities	672,639	560,791
Net decrease in cash, cash equivalents and restricted cash	(5,542,948)	(4,968,802)
Cash, cash equivalents and restricted cash at beginning of period	26,824,851	18,099,219
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(7,212)	(116,746)
Cash, cash equivalents and restricted cash at end of period	21,274,691	13,013,671

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the consolidated condensed financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2021 Form 10-K” or “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2023. The year-end consolidated condensed balance sheets data as at December 31, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation

The consolidated condensed financial statements include the financial statements of the Company and its wholly owned subsidiaries, UBS, UBS LLC, HRL and UBS BV. All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of the consolidated condensed financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include deferred income taxes, research and development tax incentive income, impairment of definite-lived intangible assets and stock-based compensation expenses. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no new material accounting standards issued in 2023 that impacted the Company.

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

Foreign Currency

Functional and Reporting Currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of UBI and UBS is A$ for all years presented. The functional currencies of UBS LLC, HRL and UBS BV are US$, CAD$ and €, respectively, for all years presented.

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

Other Current Assets

The Company’s other current assets are primarily represented by sundry receivables.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property, plant and equipment and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the undiscounted future cash flows expected to result from the use of the asset is less than the carrying amount of the asset. Accordingly, we recognize an impairment loss based on the excess of the carrying value amount over the fair value of the asset.

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

Revenue Recognition

The Group recognizes revenue predominantly from the sale of analyzers and test strips and the provision of laboratory testing services based on the provisions of ASC 606 Revenue from Contracts with Customers. In accordance with this provision, to determine whether to recognize revenue, the Group follows a five-step process:

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

Wine testing products

Our Sentia wine analyzer is used to measure Free SO₂, Malic Acid, Glucose, Fructose, Total Sugar and Acetic Acid levels in wine.

The performance obligation for the sale of this product is satisfied at a point-in-time when the Company transfers control of the products to its customer. The point of transfer of control of the products is dictated by the individual terms contained within a customer agreement, as are the individual payment terms. The transaction price is fixed.

See Note 9 to the Consolidated Condensed Financial Statements for a disaggregation of revenue.

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

The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997 as long as eligibility criteria are met. Subject to meeting a number of conditions, an entity involved in eligible research and development (“R&D”) activities may claim research and development tax incentive income as follows:

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

The Company has recorded research and development tax incentive income of A$528,278 and A$1,117,192 for the three months ended March 31, 2023 and 2022, respectively. In the three months ended March 31, 2023 there is reasonable assurance that the aggregate turnover of the Company for the year ended December 31, 2023 will be less than A$20,000,000.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Employee Benefit Costs

The Company contributes a portion of each employee’s salary to standard defined contribution superannuation funds on behalf of all eligible UBS employees in line with legislative requirements. The contribution rate increased from 9.50% to 10.0% for the period commencing July 1, 2021 and increased to 10.5% on July 1, 2022. Superannuation is an Australian compulsory savings program plan for retirement whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they have reached the statutory retirement age. Whilst the Company has a third-party default superannuation fund, it permits UBS employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated condensed statements of comprehensive income/(loss) as the expense is incurred.

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

2. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same such amounts shown in the consolidated condensed statements of cash flows.

	March 31, 2023	December 31, 2022
	A$	A$
Cash and cash equivalents	20,954,691	25,977,703
Restricted cash – current assets	0	527,148
Restricted cash – non-current assets	320,000	320,000
	21,274,691	26,824,851

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Restricted cash maintained by the Company in the form of term deposits is as follows:

	March 31, 2023	December 31, 2022
	A$	A$
Performance guarantee (a) - current assets	0	527,148
Collateral for facilities (b) - non-current assets	320,000	320,000
	320,000	847,148

(a)	The performance guarantee expired in March 2023 and represented letter of credit issued in favour of Siemens pursuant to the 2019 Siemens Agreements.
(b)	Collateral for facilities represents bank guarantee of A$250,000 for commercial lease of UBS’ premises and security deposit on Company’s credit cards of A$70,000.

Interest earned on the restricted cash for the three months ended March 31, 2023 and 2022 was A$7,808 and A$1,710 respectively.

3. Inventories

	March 31, 2023	December 31, 2022
	A$	A$
Raw materials	1,355,848	1,758,073
Work in progress	567,223	646,161
Finished goods	1,062,515	737,947
	2,985,586	3,142,181

4. Receivables

	March 31, 2023	December 31, 2022
	A$	A$
Accounts receivables	1,433,490	974,323
Allowance for credit losses	0	0
	1,433,490	974,323

5. Leases

The Company’s lease portfolio consists primarily of operating leases for office space and equipment with contractual terms expiring from December 2022 to February 2032. Lease contracts may include one or more renewal options that allow the Company to extend the lease term. The exercise of lease options is generally at the discretion of the Company. None of the Company’s leases contain residual value guarantees, substantial restrictions, or covenants. The Company’s leases are substantially within Australia and Canada.

Operating Leases

	March 31, 2023	December 31, 2022
	A$	A$
Operating lease right-of-use assets:
Non-current	4,279,569	4,422,303
Operating lease liabilities:
Current	776,689	755,125
Non-current	3,781,925	3,943,517

Weighted average remaining lease terms (in years)	6.7	6.9
Weighted average discount rate	4.8%	4.8%

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The components of lease income/expense were as follows:

	Three Months ended March 31,
	2023	2022
	A$	A$
Fixed payment operating lease expense	241,523	241,394
Short-term lease expense	0	3,574
Sub-lease income	33,478	35,561

The sub-lease income is deemed an operating lease.

The components of the fixed payment operating and short-term lease expense as classified in the consolidated condensed statements of comprehensive income/(loss) are as follows:

	Three Months ended March 31,
	2023	2022
	A$	A$
Cost of goods sold	0	24,594
Cost of services	9,644	96,204
Research and development	51,773	64,930
Selling, general and administrative	180,106	59,240
	241,523	244,968

Supplemental cash flow information related to the Company’s leases was as follows:

	Three Months ended March 31
	2023	2022
	A$	A$
Operating cash outflows from operating leases	240,291	146,218

Supplemental noncash information related to the Company’s leases was as follows:

	Three Months ended March 31,
	2023	2022
	A$	A$
Right-of-use assets obtained in exchange for lease liabilities	28,353	3,035,194
Right-of-use asset modifications	0	0

Future lease payments are as follows:

	March 31, 2023	December 31, 2022
	A$	A$
2023	730,216	963,323
2024	995,460	986,482
2025	1,019,227	1,010,199
2026	404,321	395,242
2027	413,266	404,135
Thereafter	1,793,856	1,783,435
Total future lease payments	5,356,346	5,542,816
Less: imputed interest	(797,732)	(844,174)
Total operating lease liabilities	4,558,614	4,698,642
Current	776,689	755,125
Non-current	3,781,925	3,943,517

On October 22, 2021, UBS entered into a lease arrangement to install solar panels and inverters ("panels"). The lease commenced in January 2022 upon installation of the panels. The panels were installed at the Company’s 1 Corporate Avenue premises. The lease has a term of seven years and an option to buy at the end of the term.

As of March 31, 2023, the Company has not entered into any operating or finance lease agreements that have not yet commenced.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

6. Contingent Consideration

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

7. Other Liabilities

Other liabilities represent a marketing support payment due to one of our partners and is payable in US dollars. The balance will be paid once supporting documentation has been provided to the Company.

8. Borrowings

The unsecured loan is a government guaranteed loan called Canada Emergency Business Account (CEBA) of CAD$60,000 to help eligible businesses with operating costs. CAD$40,000 was received by the Company in 2020 and CAD$20,000 in 2021. This is among the business support measures introduced in the Canadian Federal Government’s COVID-19 Economic Response Plan, with the following terms:

●	the loan is interest-free, and no principal repayment is required before December 31, 2023;
●	if the Company chooses to repay at least CAD$40,000 of the loan by December 31, 2023, the remaining balance will be forgiven;
●

if the loan is not repaid by the above-mentioned date, it will be converted into a 2-year term loan and will be charged an interest rate of 5% per annum. Interest-only payments are required each month; and

●	at the end of the 2-year term, the entire balance of the loan is due for repayment by December 31, 2025.

The secured loan is a short-term loan facility the Company entered into with BOQF Cashflow Finance Pty Ltd to finance its 2023 insurance premium. The total amount financed was A$1,056,059 at inception and has the following terms:

●	the facility is repayable in 9 monthly instalments which commenced in January 2023;
●	interest is being charged at an effective annual interest rate of 1.99%; and
●	The short-term borrowing is secured by proceeds of or payable under any insurance including proceeds or refunds from the cancellation or termination of any insurance.

9. Revenue

Disaggregation of Revenue

In the following table, revenue is disaggregated by major product and service lines and timing of revenue recognition.

	Three Months ended March 31
	2023	2022
	A$	A$
Major product/service lines
Coagulation testing products	580,559	964,589
Laboratory testing services	120,505	442,888
Wine testing products	594,400	315,736
	1,295,464	1,723,213

Timing of revenue recognition
Products and services transferred at a point in time	1,295,464	1,723,213
	1,295,464	1,723,213

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers.

	March 31,
	2023	2022
	A$	A$
Receivables	1,433,490	1,259,957
Contract liabilities	41,542	29,402

The Company’s contract liabilities represent the Company’s obligation to transfer products to customers for which the Company has received consideration from customers, but the transfer has not yet been completed.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Three Months ended March 31,
	2023	2022
	A$	A$
Contract Liabilities - Current
Opening balance	29,851	38,431
Closing balance	41,542	29,402
Net increase/(decrease)	11,691	(9,029)

The Company expects all of the Company’s contract liabilities to be realized by December 31, 2023.

10. Other Income

Other income is recognized when there is reasonable assurance that the income will be received, and the consideration can be reliably measured.

Other income is as follows for the relevant periods:

	Three Months Ended March 31
	2023	2022
	A$	A$
Federal and state government subsidies	20,000	0
Rental income	33,478	35,561
Other income	0	181
	53,478	35,742

11. Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income. Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders and for the Company, includes net income/(loss).

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Three Months Ended March 31, 2023
Foreign currency translation reserve	(80,235)	0	(80,235)
Reclassification for gains realized in net income/(loss)	0	0	0
Other comprehensive loss	0	0	0
Other comprehensive loss	(80,235)	0	(80,235)

Three Months Ended March 31, 2022
Foreign currency translation reserve	31,409	0	31,409
Reclassification for gains realized in net income/(loss)	0	0	0
Other comprehensive income	0	0	0
Other comprehensive income	31,409	0	31,409

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

12. Related Party Transactions

Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances and other similar items in the ordinary course of business, are set out below:

Mr. Coleman is a Non-Executive Director of the Company and Executive Chairman and Associate of Viburnum Funds Pty Ltd (“Viburnum”). Viburnum, as an investment manager for its associated funds, holds a beneficial interest and voting power over approximately 26% of UBI’s shares.

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

There were no material related party transactions or balances as at March 31, 2023 other than as disclosed above.

13. Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at March 31, 2023 and December 31, 2022. Purchase commitments are entered into with various parties to purchase products and services such as equipment, technology and consumables used in R&D and commercial activities. Purchase commitments contracted for as at March 31, 2023 and December 31, 2022 were A$6,697,594 and A$6,581,876, respectively.

Refer to note 6 for details of the Company’s Contingent Consideration.

14. Segment Information

We operate in one segment. We are a specialist biosensors Company focused on the development, manufacture and commercialization of a range of point of use devices for measuring different analytes across different industries.

Our operations are in Australia, US, Europe and Canada. The chief operating decision maker of the Company is the Chief Executive Officer.

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

Our Business

We are a specialist biosensors company focused on commercializing a range of biosensors in oenology (wine industry), human health including oncology, coagulation, COVID-19, women’s health and fertility, non-human and environmental testing using our patented platform technology and hand-held point-of-use devices.

Key developments from the beginning of the first quarter of 2023 include:

●	Revenue from wine testing products increased by 88%
●

Revenue from coagulation sales was lower during the period because Siemens purchased A$732,105 of stock in the prior period (March 2022). Pursuant to our agreement with Siemens, it must cease to sell coagulation products as at March 31, 2023

●	UBI direct sales to coagulation customers grew 150%
●	Revenue from laboratory services fell during the period
●	Gross profit increased 109% during the period
●	Completion of Xprecia Prime clinical trials and submission of 510K application to the US Food and Drug Administration
●	Global launch of Sentia’s Fructose, Acetic Acid and Titratable Acidity tests
●	Global launch of the Petrackr blood glucose product
●	First sales of next generation Xprecia prime in Europe
●	The continuing development and use of aptamer sensing technology on our hand-held platform device
●	The Company invested A$0.28 million in the manufacturing scale-up project which will add approximately 35 million strips annually
●	The company incurred A$1.85 million in the development of new products. A$0.51 million relates to the following non-recurring products:
o	A$0.41 million was incurred in the development of Xprecia Prime
o	A$0.10 million was incurred in the development of the Petrackr blood glucose product

Results of Operations

Consolidated Revenue

●	Revenue from wine testing products increased by 88%
●

Revenue from coagulation sales was lower during the period because Siemens purchased A$732,105 of stock in the prior period (March 2022). Pursuant to our agreement with Siemens, it must cease to sell coagulation products as at March 31, 2023

●	UBI direct sales to coagulation customers grew 150%
●	Revenue from laboratory services fell during the period

Revenue from Products

The financial results of the coagulation and wine testing products we sold during the respective periods are as follows:

	Three Months Ended March 31,
	2023	2022
	A$	A$
Revenue from products	1,174,959	1,280,325
Cost of goods sold	(369,971)	(663,861)
Gross profit	804,988	616,464

Our total revenue from products decreased by 8% during the three months ended March 31, 2023, compared to the same period in the previous financial year but gross profit increased by 31% to A$804,988 during the same period.

Whilst our revenue from the wine testing products increased by 88% during the three months ended March 31, 2023, compared to the previous financial year, revenues from coagulation testing products declined by 40% during the three months ended March 31, 2023, compared to the same period in the previous financial year.

The increase in revenue from wine testing products is primarily due to the number of test products available for sale in this platform. During the three months ended March 31, 2022, our revenues from wine testing products were primarily from the sale of Sentia analyzers and Free SO2 test strips. In addition to this, during the three months ended March 31, 2023, we are also generating revenues from the sale of the following additional tests – Malic Acid, Fructose, Glucose and Acetic Acid levels in wine.

Revenue from coagulation testing services during the current period was impacted by the inventory build-up order from Siemens of A$732,105 during the three months ended March 31, 2022.

Revenue from Services

The financial results of the laboratory testing services we provided during the respective periods are as follows:

	Three Months Ended March 31,
	2023	2022
	A$	A$
Laboratory testing services	120,505	442,888
Cost of services	(48,717)	(640,505)
Gross profit/(loss)	71,788	(197,617)

Revenue from laboratory testing services decreased by 73% during the three months ended March 31, 2023, compared to the same period in the previous financial year due to the early conclusion of a significant contract from a major customer in the 2022 financial year.

Adjusted EBITDA

We define adjusted EBITDA as net income/(loss) before interest, taxes, depreciation, amortization, accretion of asset retirement obligations, impairment of intangible assets and stock-based compensation expense. Adjusted EBITDA is a non-GAAP measurement. Management uses adjusted EBITDA because it believes that such measurements are widely accepted financial indicators used by investors and analysts to analyze and compare companies on the basis of operating performance and that these measurements may be used by investors to make informed investment decisions, including our ability to generate earnings sufficient to service our debt and enhances our understanding of our financial performance and highlights operational trends. These measures are not in accordance with, or an alternative for, U.S. GAAP. Consolidated adjusted EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP.

The following table provides a reconciliation of net income/(loss) to adjusted EBITDA.

	Three Months Ended March 31,
	2023	2022
	A$	A$
Net loss	(3,788,788)	(4,530,557)
Interest income	(206,474)	(4,603)
Interest expense	7,752	7,462
Depreciation and amortization	219,337	651,580
Accretion expense	46,860	31,907
Stock-based compensation expense	48,885	74,639
Adjusted EBITDA	(3,672,428)	(3,769,572)

Improvement in Adjusted EBITDA during the three months ended March 31, 2023, compared to the same period in the previous financial year primarily as a result of decline in our operating losses.

Product Support

Product support relates to post-market technical support provided by us for our products in the market. Product support has increased by A$13,578 during the three months ended March 31, 2023 compared to the same period in the previous financial year as a result of the launch of new wine testing products.

Depreciation and Amortization Expenses

	Three Months Ended March 31,
	2023	2022
	A$	A$
Depreciation	219,337	245,771
Amortization	2,338	405,809
Total depreciation and amortization	221,675	651,580

Depreciation of fixed assets is calculated on a straight-line basis over the useful life of property, plant and equipment. Although our property, plant and equipment has increased, the decline in depreciation during the three months ended March 31, 2023, compared to the same period in the previous financial year is due certain assets not being currently depreciated as they are not available for use.

Amortization expense for the three months ended March 31, 2023 represents the Company’s finance lease liabilities. Amortization expense has declined during the three months period ended March 31, 2023 compared to the same period in the previous financial year as the intangibles assets which were acquired in September 2019 pursuant to the Siemens acquisition were impaired and fully written off as at December 31, 2022.

Research and Development Expenses

The primary focus of the R&D activities during the three months ended March 31, 2023 were developing the Company's:

●	Sentia wine testing platform (Fructose, Acetic Acid and Titratable Acidity tests) including further enhancement of certain Sentia tests that has already been launched;
●	Xprecia Prime next generation PT-INR Coagulation platform including U.S. Food and Drug Administration (“FDA”) Clinical Trial programs. The submission to FDA was made in March 2023;
●	Petrackr biosensor strip and meter to be used for the detection and monitoring of diabetes in non-humans;
●	Oncology platform Tn Antigen biosensor used for the detection, staging and monitoring of cancer; and
●	Aptamer based sensing platform including COVID-19 and female fertility testing.

As we finalise the development of our products, obtain the necessary regulatory approval required for those products and subsequently launch the same, our R&D expenditure is expected to decline. During the current quarter, we finalized the development of and launched the Sentia Fructose and Acetic Acid tests. The Titratable Acidity test was launched in April 2023. We submitted to the FDA our Xprecia Prime clinical trial results. Once approved by the FDA, we will be able to launch this product in the United States. We launched our Petrackr product in May 2023. As a result of these activities our R&D expenditure declined by 48% during the three months ended March 31, 2023, compared to the same period in the previous financial year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs, including stock-based compensation expense for certain personnel. Other selling, general and administrative expenses include sales and marketing costs to support our products in the market, shipping and handling costs incurred when fulfilling customer orders, repairs and maintenance, insurance, facility costs not otherwise included in R&D expenses, consultancy fees and professional fees including legal services and maintenance fees incurred for patent applications, audit and taxation services.

Selling, general and administrative expenses increased by 72% during the three months ended March 31, 2023, compared to the same period in the previous financial year primarily due to an investment in the Company’s sales and marketing efforts. The Company has now multiple products in the market compared to the same period in the previous financial year and these products are supported by various marketing campaigns and awareness including sales personnel to support our pipeline of products.

Interest Income

Interest income increased by A$201,871 during the three months ended March 31, 2023, compared to the same period in the previous financial year. The increase in interest income is attributable to the higher amount of funds available for investment and higher interest rates.

Interest Expense

Interest expense relates to interest being charged on the secured short-term borrowing initiated by the Company for the 2023 financial year and the interest expense on finance lease liabilities.

Financing Costs

Disclosed in this account is accretion expense which is associated with the Company’s asset retirement obligations (“ARO”). Increase in financing costs is as a result of increase in the discount rate used.

Research and Development Tax Incentive Income

As at March 31, 2023 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2023 will be less than A$20,000,000 and accordingly an estimated A$806,691 has been recorded as research and development tax incentive income for the three months ended March 31, 2023. Offset against was this an overstatement of research and development tax incentive income of $278,413 for the year ended December 31, 2022 and as a result the aggregate amount recognized as income is A$528,278. The decrease period on period is driven by the decrease in eligible research and development expenditure incurred in the three months ended March 31, 2023 as compared to the same period in 2022.

Research and development tax incentive income for the 2022 financial year has not yet been received and as such is recorded in “Research and development tax incentive income” in the consolidated condensed balance sheet.

Exchange Gain/(Loss)

Foreign exchange gains and losses arise from the settlement of foreign currency transactions that are translated into the functional currency using the exchange rates prevailing at the dates of the transactions and from the translation at period end exchange rates of monetary assets and liabilities denominated in foreign currencies.

Other Income

Other income is as follows for the relevant periods:

	Three Months Ended March 31
	2023	2022
	A$	A$
Federal and state government subsidies	20,000	0
Rental income	33,478	35,561
Other income	0	181
	53,478	35,742

Critical Accounting Estimates and Judgments

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Significant items subject to such estimates and assumptions include impairment of intangible assets, deferred income taxes, research and development tax incentive income and stock-based compensation expenses:

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the undiscounted future cash flows expected to result from the use of the asset is less than the carrying amount of the asset. Accordingly, we recognise an impairment loss based on the excess of the carrying amount over the fair value of the asset.

Deferred Income Taxes

We compute our deferred income taxes based on the statutory tax rates, future forecasts and tax planning opportunities. Judgement is required in determining our future forecasts and evaluating our tax positions and whether it is probable that our tax losses will be utilised.

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

Research and Development Tax Incentive Income

The refundable tax offset is one of the key elements of the Australian Government’s support for Australia’s innovation system and if eligible, provides the recipient with cash based upon its eligible research and development activities and expenditures. The calculation of the refundable tax offset requires judgement as to what is eligible research and development activity and expenditure and the outcome will change if different assumptions were used.

Note 1, “Summary of Significant Accounting Policies” in Item 1 of this Form 10-Q and Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2022 Form 10-K describes in further detail the significant accounting policies and methods used in the preparation of the Company’s consolidated condensed financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue and expenses. Actual results may differ from these estimates.

Financial Condition, Liquidity and Capital Resources

Net Cash/(Debt)

Our net cash position is shown below:

	March 31, 2023	December 31, 2022
	A$	A$
Cash and cash equivalents
Cash and cash equivalents	20,954,691	25,977,703
Total cash and cash equivalents	20,954,691	25,977,703
Debt
Short and long term-debt	770,190	65,768
Net cash	20,184,501	25,911,935

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations and a loan.

The decline in our net financial assets position is primarily a result of ongoing investment in our R&D activities and the general operations of the Company in particular our sales and marketing initiatives to support our business.

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

We regularly review all our financial assets for impairment. A financial asset is a non-physical asset whose value is derived from a contractual claim and in our case includes cash and cash equivalents. There were no impairments recognized as at March 31, 2023 or for the year ended December 31, 2022.

The Company is continuing to monitor the potential impact of COVID-19, if any, on the Company’s business and financial position.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	March 31, 2023	December 31, 2022
	A$	A$
Cash and cash equivalents	20,954,691	25,977,703
Working capital	19,634,510	23,586,600
Ratio of current assets to current liabilities	2.50	2.80
Shareholders’ equity per common share	0.10	0.12

The movement in cash and cash equivalents and working capital (calculated as current assets less current liabilities) during the above periods was primarily the result of ongoing investment in our R&D activities and the general operations of the Company.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Three Months ended March 31, 2023	Year Ended December 31, 2022
	A$	A$
Cash provided by/ (used in):
Operating activities	(5,811,205)	(14,702,153)
Investing activities	(404,382)	(1,565,144)
Financing activities	672,639	25,011,276
Net increases/(decrease) in cash, cash equivalents and restricted cash	(5,542,948)	8,743,979

Our net cash used in operating activities for all periods represents receipts offset by payments for our R&D projects including efforts involved in establishing and maintaining our manufacturing operations and selling, general and administrative expenditure. Cash outflows from operating activities primarily represent the ongoing investment in our R&D activities and the general operations of the Company. As we continue launching products, we expect our inflows from the receipt from our customers to eventually exceed the cash outflows from operating activities.

Our net cash used in investing activities for all periods is primarily for the purchase of various equipment and for the various continuous improvement programs we are undertaking. Since 2022, we have also made investments in our manufacturing scale-up project and we expect finalization of the same during the first half of 2023.

Our net cash increase in financing activities for the year ended December 31, 2022 is primarily the result of A$26 million raised pursuant to a A$20 million fully underwritten rights issue and a A$6 million placement which occurred in May 2022. Our net cash increase in financing activities for the three months ended March 31, 2023 primarily represents proceeds received in the form of a short-term loan to finance our 2023 insurance program and repayment of the same.

Off-Balance Sheet Arrangement

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Segment Operating Performance

We operate in one segment. We are a specialist biosensors Company focused on the development, manufacture and commercialization of a range of point of use devices for measuring different analytes across different industries.

Our operations are in Australia, US, Europe and Canada.

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

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item	1	Legal Proceedings

None.

Item	1A	Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2022 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since the 2022 Form 10-K.

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
101

The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)
	By:	/s/ John Sharman
Date: May 11, 2023		John Sharman
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: May 11, 2023		Salesh Balak
Principal Financial Officer