Form 10-Q
period 2023-06-30
UNIVERSAL BIOSENSORS INC
filed 2023-07-31
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 212,369,435 shares of Common Stock, U.S.$0.0001 par value, outstanding as of July 28, 2023.

UNIVERSAL BIOSENSORS, INC.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	1)	Consolidated condensed balance sheets at June 30, 2023 and December 31, 2022	1
	2)	Consolidated condensed statements of comprehensive income/(loss) for the three and six months ended June 30, 2023 and 2022	2
	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the three and six months ended June 30, 2023 and 2022	3
	4)	Consolidated condensed statements of cash flows for the three and six months ended June 30, 2023 and 2022	5
	5)	Notes to consolidated condensed financial statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		18
Item 3	Quantitative and Qualitative Disclosures About Market Risk		25
Item 4	Controls and Procedures		25
PART II	OTHER INFORMATION
Item 1	Legal Proceedings		26
Item 1A	Risk Factors		26
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		26
Item 3	Defaults Upon Senior Securities		26
Item 4	Mine Safety Disclosures		26
Item 5	Other Information		26
Item 6	Exhibits		26
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101
	Exhibit 104

SIGNATURES			27

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

Universal Biosensors, Inc.

Item 1         Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	16,323,900	25,977,703
Inventories	3,706,666	3,142,181
Accounts receivable	1,464,254	974,323
Prepayments	846,632	489,800
Restricted cash	0	527,148
Research and development tax incentive income	5,831,408	4,736,106
Other current assets	375,332	824,870
Total current assets	28,548,192	36,672,131
Non-current assets:
Property, plant and equipment	31,757,651	31,090,787
Less accumulated depreciation	(26,970,508)	(26,507,419)
Property, plant and equipment - net	4,787,143	4,583,368
Intangible assets	0	16,371,996
Less amortization of intangible assets	0	(5,357,211)
Less impairment of intangible assets	0	(11,014,785)
Intangible assets - net	0	0
Right-of-use asset - operating leases	4,184,121	4,422,303
Right-of-use asset - finance leases	53,747	58,421
Restricted cash	320,000	320,000
Other non-current assets	92,370	88,832
Total non-current assets	9,437,381	9,472,924
Total assets	37,985,573	46,145,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,252,267	268,074
Accrued expenses	3,970,803	5,888,380
Contingent consideration	0	2,214,022
Other liabilities	0	3,023,767
Contract liabilities	34,483	29,851
Lease liability - operating leases	800,396	755,125
Lease liability - finance leases	9,023	8,814
Employee entitlements liabilities	970,038	831,730
Short-term loan - secured	352,020	0
Short-term loan - unsecured	68,388	65,768
Total current liabilities	7,457,418	13,085,531
Non-current liabilities:
Asset retirement obligations	3,014,350	2,920,630
Employee entitlements liabilities	61,348	48,273
Lease liability - operating leases	3,667,077	3,943,517
Lease liability - finance leases	51,069	55,633
Total non-current liabilities	6,793,844	6,968,053
Total liabilities	14,251,262	20,053,584

Commitments and contingencies

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued and outstanding nil at June 30, 2023 (nil at December 31, 2022). Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued and outstanding 212,369,435 shares at June 30, 2023 (211,844,435 at December 31, 2022)	21,237	21,184
Additional paid-in capital	119,139,053	119,040,784
Accumulated deficit	(92,678,783)	(65,824,231)
Current year loss	(2,389,994)	(26,854,552)
Accumulated other comprehensive loss	(357,202)	(291,714)
Total stockholders’ equity	23,734,311	26,091,471
Total liabilities and stockholders’ equity	37,985,573	46,145,055

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	A$	A$	A$	A$
Revenue
Revenue from products	1,116,327	1,078,117	2,291,286	2,358,442
Revenue from services	187,410	282,457	307,915	725,345
Total revenue	1,303,737	1,360,574	2,599,201	3,083,787
Operating costs and expenses
Cost of goods sold	402,373	383,027	772,344	1,046,888
Cost of services	88,413	151,964	137,130	792,469
Total cost of goods sold and services	490,786	534,991	909,474	1,839,357
Gross profit	812,951	825,583	1,689,727	1,244,430
Other operating costs and expenses
Product support	38,736	24,337	63,458	35,481
Depreciation and amortization	240,706	847,771	458,929	1,391,471
Research and development	1,303,502	2,769,459	3,157,965	6,326,574
Selling, general and administrative	3,676,625	2,758,032	6,973,208	4,677,459
Total other operating costs and expenses	5,259,569	6,399,599	10,653,560	12,430,985
Loss from operations	(4,446,618)	(5,574,016)	(8,963,833)	(11,186,555)
Other income/(expense)
Interest income	186,180	34,012	392,654	38,615
Interest expense	(7,727)	(5,800)	(15,479)	(13,262)
Financing costs	(46,861)	(31,906)	(93,721)	(63,813)
Research and development tax incentive income	567,024	865,422	1,095,302	1,982,614
Exchange gain/(loss)	(10,481)	(5,404)	(15,672)	(41,590)
Other income	5,157,277	69,310	5,210,755	105,052
Total other income	5,845,412	925,634	6,573,839	2,007,616
Net profit/(loss) before tax	1,398,794	(4,648,382)	(2,389,994)	(9,178,939)
Income tax benefit/(expense)	-	-	-	-
Net profit/(loss)	1,398,794	(4,648,382)	(2,389,994)	(9,178,939)

Net Profit/(Loss) per share
Net profit/(loss) per share - basic and diluted	0.01	(0.02)	(0.01)	(0.05)
Average weighted number of shares - basic and diluted	212,369,435	192,799,788	212,360,733	185,387,934

Other comprehensive profit/(loss), net of tax:
Foreign currency translation reserve	14,747	(83,824)	(65,488)	(52,415)
Other comprehensive profit/(loss)	14,747	(83,824)	(65,488)	(52,415)
Comprehensive profit/(loss)	1,413,541	(4,732,206)	(2,455,482)	(9,231,354)

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended June 30, 2023

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at April 1, 2023	212,369,435	21,237	119,089,616	(96,467,571)	(371,949)	22,271,333
Net profit	0	0	0	1,398,794	0	1,398,794
Performance awards and exercise of stock option issued to employees	0	0	0	0	0	0
Other comprehensive loss	0	0	0	0	14,747	14,747
Stock-based compensation expense	0	0	49,437	0	0	49,437
Balances at June 30, 2023	212,369,435	21,237	119,139,053	(95,068,777)	(357,202)	23,734,311

Six Months Ended June 30, 2023

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2023	211,844,435	21,184	119,040,784	(92,678,783)	(291,714)	26,091,471
Net loss	0	0	0	(2,389,994)		(2,389,994)
Other comprehensive income	0	0	0	0	(65,488)	(65,488)
Performance awards and exercise of stock options issued to employees	525,000	53	(53)	0	0	0
Stock-based compensation expense	0	0	98,322	0	0	98,322
Balances at June 30, 2023	212,369,435	21,237	119,139,053	(95,068,777)	(357,202)	23,734,311

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended June 30, 2022

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at April 1, 2022	177,988,504	17,798	93,816,089	(70,354,788)	(291,879)	23,187,220
Net loss	0	0	0	(4,648,382)	0	(4,648,382)
Issuance of common stock at A$0.77 per share, net of issuance costs	33,775,931	3,378	24,794,312	0	0	24,797,690
Other comprehensive loss	0	0	0	0	(83,824)	(83,824)
Exercise of stock options issued to employees	80,000	8	39,992	0	0	40,000
Stock-based compensation expense	0	0	69,585	0	0	69,585
Capitalized stock-based compensation	0	0	211,652	0	0	211,652
Balances at June 30, 2022	211,844,435	21,184	118,931,630	(75,003,170)	(375,703)	43,573,941

Six Months Ended June 30, 2022

	Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Other comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
		A$	A$	A$	A$	A$

Balances at January 1, 2022	177,828,504	17,783	93,737,565	(65,824,231)	(323,288)	27,607,829
Net loss	0	0	0	(9,178,939)	0	(9,178,939)
Issuance of common stock at A$0.77 per share, net of issuance costs	33,775,931	3,377	24,794,313	0	0	24,797,690
Other comprehensive income	0	0	0	0	(52,415)	(52,415)
Performance awards and exercise of stock options issued to employees	240,000	24	43,876	0	0	43,900
Stock-based compensation expense	0	0	144,224	0	0	144,224
Capitalized stock-based compensation	0	0	211,652	0	0	211,652
Balances at June 30, 2022	211,844,435	21,184	118,931,630	(75,003,170)	(375,703)	43,573,941

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
	A$	A$
Cash flows from operating activities:
Net loss	(2,389,994)	(9,178,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	465,867	1,525,098
Stock-based compensation expense	98,322	144,224
Non-cash lease expense	47,844	205,365
Unrealized foreign exchange (gains)/losses	(83,576)	(31,246)
Change in assets and liabilities:
Other liabilities	(5,110,786)	0
Inventories	(564,486)	(271,306)
Accounts receivable	(489,930)	(741,217)
Prepayments and other assets	(1,686,531)	(2,594,071)
Other non-current assets	(3,539)	(52,790)
Contract liabilities	4,633	(34,344)
Employee entitlements	151,382	77,038
Accounts payable and accrued expenses	(172,203)	1,293,847
Net cash used in operating activities	(9,732,997)	(9,658,341)
Cash flows from investing activities:
Purchases of property, plant and equipment	(780,936)	(406,134)
Net cash used in investing activities	(780,936)	(406,134)
Cash flows from financing activities:
Proceeds from borrowings	1,056,059	1,002,404
Repayment of borrowings	(701,420)	(777,691)
Proceeds from issuance of common stock, net of issuance costs	-	25,014,325
Other	(33,987)	43,078
Net cash provided by financing activities	320,652	25,282,116
Net decrease in cash, cash equivalents and restricted cash	(10,193,281)	15,217,641
Cash, cash equivalents and restricted cash at beginning of period	26,824,851	18,099,219
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	12,330	114,470
Cash, cash equivalents and restricted cash at end of period	16,643,900	33,431,330

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the consolidated condensed financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2021 Form 10-K” or “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2023. The year-end consolidated condensed balance sheets data as at December 31, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Net Profit/(Loss) per Share and Anti-dilutive Securities

Basic and diluted net profit/(loss) per share is presented in conformity with ASC 260 – Earnings per Share. Basic and diluted net profit/(loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Diluted net profit/(loss) per share is calculated by adjusting the basic net profit/(loss) per share by assuming all dilutive potential ordinary shares are converted.

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

Veterinary diabetes product

Our veterinary blood glucose product, Petrackr, is a blood glucose monitoring product for dogs and cats with diabetes.

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

The Company has recorded research and development tax incentive income of A$567,024 and A$1,095,302 for the three and six months ended June 30, 2023, respectively. In the six months ended June 30, 2023 there is reasonable assurance that the aggregate turnover of the Company for the year ended December 31, 2023 will be less than A$20,000,000.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Employee Benefit Costs

The Company contributes a portion of each employee’s salary to standard defined contribution superannuation funds on behalf of all eligible UBS employees in line with legislative requirements. The contribution rate increased from 9.50% to 10.0% for the period commencing July 1, 2021 and increased to 10.5% on July 1, 2022 and 11.0% on July 1, 2023. Superannuation is an Australian compulsory savings program plan for retirement whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they have reached the statutory retirement age. Whilst the Company has a third-party default superannuation fund, it permits UBS employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated condensed statements of comprehensive income/(loss) as the expense is incurred.

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

	June 30, 2023	December 31, 2022
	A$	A$
Cash and cash equivalents	16,323,900	25,977,703
Restricted cash – current assets	0	527,148
Restricted cash – non-current assets	320,000	320,000
	16,643,900	26,824,851

Restricted cash maintained by the Company in the form of term deposits is as follows:

	June 30, 2023	December 31, 2022
	A$	A$
Performance guarantee (a) - current assets	0	527,148
Collateral for facilities (b) - non-current assets	320,000	320,000
	320,000	847,148

(a)	The performance guarantee expired in March 2023 and represented letter of credit issued in favour of Siemens pursuant to the 2019 Siemens Agreements.
(b)	Collateral for facilities represents bank guarantee of A$250,000 for commercial lease of UBS’ premises and security deposit on Company’s credit cards of A$70,000.

Interest earned on the restricted cash for the three months ended June 30, 2023 and 2022 was A$3,056 and A$5,822, respectively and A$5,900 and A$7,532 for the six months ended June 30, 2023 and 2022, respectively.

3. Inventories

	June 30, 2023	December 31, 2022
	A$	A$
Raw materials	880,336	1,758,073
Work in progress	697,476	646,161
Finished goods	2,128,854	737,947
	3,706,666	3,142,181

4. Receivables

	June 30, 2023	December 31, 2022
	A$	A$
Accounts receivables	1,464,254	974,323
Allowance for credit losses	-	-
	1,464,254	974,323

5. Leases

The Company’s lease portfolio consists primarily of operating leases for office space and equipment with contractual terms expiring from December 2025 to February 2032. Lease contracts may include one or more renewal options that allow the Company to extend the lease term. The exercise of lease options is generally at the discretion of the Company. None of the Company’s leases contain residual value guarantees, substantial restrictions, or covenants. The Company’s leases are substantially within Australia and Canada.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Operating Leases

	June 30, 2023	December 31, 2022
	A$	A$
Operating lease right-of-use assets:
Non-current	4,184,121	4,422,303
Operating lease liabilities:
Current	800,396	755,125
Non-current	3,667,077	3,943,517

Weighted average remaining lease terms (in years)	6.7	6.9
Weighted average discount rate	4.8%	4.8%

The components of lease income/expense were as follows:

	Six Months ended June 30,
	2023	2022
	A$	A$
Fixed payment operating lease expense	477,094	483,107
Short-term lease expense	0	6,544
Sub-lease income	66,950	70,269

The sub-lease income is deemed an operating lease.

The components of the fixed payment operating and short-term lease expense as classified in the consolidated condensed statements of comprehensive income/(loss) are as follows:

	Six Months ended June 30,
	2023	2022
	A$	A$
Cost of goods sold	0	45,714
Cost of services	9,644	117,415
Research and development	51,773	129,859
Selling, general and administrative	415,677	196,663
	477,094	489,651

Supplemental cash flow information related to the Company’s leases was as follows:

	Six Months ended June 30
	2023	2022
	A$	A$
Operating cash outflows from operating leases	486,157	353,529

Supplemental non-cash information related to the Company’s leases was as follows:

	Six Months ended June 30,
	2023	2022
	A$	A$
Right-of-use assets obtained in exchange for lease liabilities	28,353	3,035,194
Right-of-use asset modifications	0	0

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Future lease payments are as follows:

	June 30, 2023	December 31, 2022
	A$	A$
2023	493,118	963,323
2024	1,008,311	986,482
2025	1,032,367	1,010,199
2026	417,756	395,242
2027	427,003	404,135
Thereafter	1,854,479	1,783,435
Total future lease payments	5,233,034	5,542,816
Less: imputed interest	(765,561)	(844,174)
Total operating lease liabilities	4,467,473	4,698,642
Current	800,396	755,125
Non-current	3,667,077	3,943,517

On October 22, 2021, UBS entered into a lease arrangement to install solar panels and inverters ("panels"). The lease commenced in January 2022 upon installation of the panels. The panels were installed at the Company’s 1 Corporate Avenue premises. The lease has a term of seven years and an option to buy at the end of the term.

As of June 30, 2023, the Company has not entered into any operating or finance lease agreements that have not yet commenced.

6. Contingent Consideration

Pursuant to the Siemens Acquisition and the agreement dated September 2019, the Company had agreed to pay US$1,500,000 (equivalent to A$2,214,022) to Siemens within five days of Siemens achieving a pre-defined milestone. In an agreement dated June 2023 between Siemens and the Company, the Company is no longer required to pay this amount and therefore have measured the fair value of this liability as nil. This amount has been recognized as Other Income in the consolidated condensed statements of comprehensive income/(loss).

7. Other Liabilities

Other liabilities represent a marketing support payment due to a third party and is payable in US dollars once supporting documentation has been provided to the Company. This amount has been long outstanding and was derecognized as at June 30, 2023 as supporting documentation has not been provided to the Company. This amount has been recognized as Other Income in the consolidated condensed statements of comprehensive income/(loss).

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

9. Revenue

Disaggregation of Revenue

In the following table, revenue is disaggregated by major product and service lines and timing of revenue recognition.

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
	A$	A$	A$	A$
Major product/service lines
Coagulation testing products	245,066	813,849	825,625	1,778,438
Laboratory testing services	187,410	282,457	307,915	725,345
Wine testing products	563,217	264,268	1,157,617	580,004
Veterinary diabetes product	308,044	0	308,044	0
	1,303,737	1,360,574	2,599,201	3,083,787

Timing of revenue recognition
Products and services transferred at a point in time	1,303,737	1,360,574	2,599,201	3,083,787
	1,303,737	1,360,574	2,599,201	3,083,787

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers.

	June 30,
	2023	2022
	A$	A$
Receivables	1,464,254	1,217,381
Contract liabilities	34,483	4,086

The Company’s contract liabilities represent the Company’s obligation to transfer products to customers for which the Company has received consideration from customers, but the transfer has not yet been completed.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Six Months ended June 30,
	2023	2022
	A$	A$
Contract Liabilities - Current
Opening balance	29,851	38,431
Closing balance	34,483	4,086
Net increase/(decrease)	4,632	(34,345)

The Company expects all of the Company’s contract liabilities to be realized by December 31, 2023.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

10. Other Income

Other income is recognized when there is reasonable assurance that the income will be received, and the consideration can be reliably measured.

Other income is as follows for the relevant periods:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
	A$	A$	A$	A$
Federal and state government subsidies	0	0	20,000	0
Rental income	33,476	34,708	66,954	70,269
Other income	5,110,786	0	5,110,786	0
Sundry	13,015	34,602	13,015	34,783
	5,157,277	69,310	5,210,755	105,052

Other income represents the following:

●	Previously accrued marketing support payment of A$2,896,764 derecognized
●	Previously accrued license fee payable to Siemens of A$2,214,022 derecognized

11. Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income. Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders and for the Company, includes net income/(loss).

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Three Months Ended June 30, 2023
Foreign currency translation reserve	14,747	0	14,747
Reclassification for gains realized in net income/(loss)	0	0	0
Other comprehensive income	0	0	0
Other comprehensive income	14,747	0	14,747

Three Months Ended June 30, 2022
Foreign currency translation reserve	(83,824)	0	(83,824)
Reclassification for gains realized in net income/(loss)	0	0	0
Other comprehensive loss	0	0	0
Other comprehensive loss	(83,824)	0	(83,824)

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Six Months Ended June 30, 2023
Foreign currency translation reserve	(65,488)	0	(65,488)
Reclassification for gains realized in net income/(loss)	0	0	0
Other comprehensive loss	0	0	0
Other comprehensive loss	(65,488)	0	(65,488)

Six Months Ended June 30, 2022
Foreign currency translation reserve	(52,415)	0	(52,415)
Reclassification for gains realized in net income/(loss)	0	0	0
Other comprehensive loss	0	0	0
Other comprehensive loss	(52,415)	0	(52,415)

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

There were no material related party transactions or balances as at June 30, 2023 other than as disclosed above.

13. Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at June 30, 2023 and December 31, 2022. Purchase commitments are entered into with various parties to purchase products and services such as equipment, technology and consumables used in R&D and commercial activities. Purchase commitments contracted for as at June 30, 2023 and December 31, 2022 were A$2,968,563 and A$6,581,876, respectively.

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

Our Business

We are a specialist biosensors company focused on commercializing a range of biosensors in oenology (wine industry), human health including oncology, coagulation, women’s health and fertility, non-human and environmental testing using our patented platform technology and hand-held point-of-use devices.

Key developments include:

●	Profit after tax increased by A$6.05 million
●	Underlying operating loss improved by A$1.13 million (20%)
●	Petrackr, launched in May 2023, generated revenue of A$0.31 million
●	Revenue from wine testing products increased by 100% in H1 2023 compared to H1 2022
●

Revenue from coagulation sales in H1 2023 was negatively affected by “market-dump” of stock held by Siemens. Siemens also purchased A$0.73 million of stock in the prior period. Pursuant to our agreement with Siemens, it must cease to sell coagulation products as at March 31, 2023

●	Revenue from laboratory services fell during H1 2023
●	Gross profit increased 36% during H1 2023 compared to H1 2022
●	Global launch of Sentia’s Titratable Acidity tests being the sixth product on Sentia platform
●	Global launch of the Petrackr blood glucose product
●	UBI renegotiated and wrote back expenses previously accrued as owing to third parties (including Siemens) worth $5,110,786 to the income statement
●	The continuing development and use of aptamer sensing technology on our hand-held platform device
●	As at June 30, 2023, the Company invested A$0.36 million in the manufacturing scale-up project which will add approximately 35 million strips annually
●	As at June 30, 2023, the company incurred A$3.16 million in the development of new products. A$0.86 million relates to the following non-recurring expenses:
o	A$0.68 million was incurred in the development of Xprecia Prime
o	A$0.18 million was incurred in the development of the Petrackr blood glucose product

Results of Operations

Consolidated Revenue

●	Petrackr, launched in May 2023, generated revenue of A$308,044
●	Revenue from wine testing products increased by 113% and 100% during the three and six months ended June 30, 2023 when compared to the same period in the previous financial year
●	Revenue from coagulation testing products declined by 70% and 54% during the three and six months ended June 30, 2023 when compared to the same period in the previous financial year
●	Revenue from laboratory services fell during the respective periods

Revenue from Products

The financial results of the veterinary diabetes product, coagulation and wine testing products we sold during the respective periods are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
	A$	A$	A$	A$
Revenue from products	1,116,327	1,078,117	2,291,286	2,358,442
Cost of goods sold	(402,373)	(383,027)	(772,344)	(1,046,888)
Gross profit	713,954	695,090	1,518,942	1,311,554

Our total revenue from products increased by 4% during the three months ended June 30, 2023, compared to the same period in the previous financial year and decreased by 3% during the six months ended June 30, 2023, compared to the same period in the previous financial year. Our gross profit for the same periods increased by 118% and 16%  during the three and six months ended June 30, 2023 compared to the same periods in the previous financial year.

Petrackr, launched in May 2023, generated revenue of A$308,044. Revenue from wine testing products increased by 113% and 100% during the three and six months ended June 30, 2023 when compared to the same period in the previous financial year due to the number of test products available for sale in this platform. During the three and six months ended June 30, 2022, our revenues from wine testing products were primarily from the sale of Sentia analyzers, Free SO2 and Malic Acid test strips. In addition to this, during the three months ended March 31, 2023, we are also generating revenues from the sale of the following additional tests – Fructose, Glucose and Acetic Acid levels in wine. Since April 2023, we are also generating revenues from Titratable Acidity test strips.

Revenue from coagulation testing services decreased by 70% and 54% during the three and six months ended June 30, 2023, compared to the same period in the previous financial year. Revenue was impacted by the inventory build-up from Siemens as Siemens purchased A$732,105 of stock in March 2022. Additionally sales has been impacted by market dump of stock held by Siemens to distributors during H1 2023.

Revenue from Services

The financial results of the laboratory testing services we provided during the respective periods are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
	A$	A$	A$	A$
Laboratory testing services	187,410	282,457	307,915	725,345
Cost of services	(88,413)	(151,964)	(137,130)	(792,469)
Gross profit	98,997	130,493	170,785	(67,124)

Revenue from laboratory testing services decreased by 34% and 58% during the three and six months ended June 30, 2023, compared to the same period in the previous financial year due to the early conclusion of a significant contract from a major customer in the 2022 financial year. Whilst revenue has been down, the Company has been generating gross profit this financial year and there was an improvement of gross profit by A$237,909 during the six months ended June 30, 2023 compared to the same period in the previous financial year.

Adjusted EBITDA

We define adjusted EBITDA as net income/(loss) before interest, taxes, depreciation, amortization, accretion of asset retirement obligations, impairment of intangible assets, stock-based compensation expense and one-off credits. Adjusted EBITDA is a non-GAAP measurement. Management uses adjusted EBITDA because it believes that such measurements are widely accepted financial indicators used by investors and analysts to analyze and compare companies on the basis of operating performance and that these measurements may be used by investors to make informed investment decisions, including our ability to generate earnings sufficient to service our debt and enhances our understanding of our financial performance and highlights operational trends. These measures are not in accordance with, or an alternative for, U.S. GAAP. Consolidated adjusted EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP.

The following table provides a reconciliation of net income/(loss) to adjusted EBITDA.

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
	A$	A$	A$	A$
Net profit/(loss)	1,398,794	(4,648,382)	(2,389,994)	(9,178,939)
Interest income	(186,180)	(34,012)	(392,654)	(38,615)
Interest expense	7,727	5,800	15,479	13,262
Depreciation and amortization	246,530	873,518	465,867	1,525,098
Accretion expense	46,860	31,906	93,721	63,813
Stock-based compensation expense	49,437	69,585	98,322	144,224
Other income (one-off credits)	(5,110,786)	0	(5,110,786)	0
Adjusted EBITDA	(3,547,618)	(3,701,585)	(7,220,045)	(7,471,157)

Improvement in Adjusted EBITDA during the three and six months ended June 30, 2023, compared to the same period in the previous financial year primarily as a result of decline in our operating losses.

Product Support

Product support relates to post-market technical support provided by us for our products in the market. Product support has increased by A$X and A$X during the three and six months ended June 30, 2023 compared to the same period in the previous financial year as a result of the launch of new wine testing products.

Depreciation and Amortization Expenses

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
	A$	A$	A$	A$
Depreciation	244,194	463,226	461,193	708,997
Amortization	2,336	410,292	4,674	816,101
Gross profit	246,530	873,518	465,867	1,525,098

Depreciation of fixed assets is calculated on a straight-line basis over the useful life of property, plant and equipment. Although our property, plant and equipment has increased, the decline in depreciation during the three and six months ended June 30, 2023, compared to the same period in the previous financial year is due to certain assets not being currently depreciated as they are not available for use.

Amortization expense for the three and six months ended June 30, 2023 represents the Company’s finance lease liabilities. Amortization expense has declined during the three and six months period ended June 30, 2023 compared to the same period in the previous financial year as the intangibles assets which were acquired in September 2019 pursuant to the Siemens acquisition were impaired and fully written off as at December 31, 2022.

Research and Development Expenses

The primary focus of the R&D activities during the six months ended June 30, 2023 were developing the Company's:

●	Sentia wine testing platform (Fructose, Acetic Acid and Titratable Acidity tests) including further enhancement of certain Sentia tests that has already been launched;
●	Xprecia Prime next generation PT-INR Coagulation platform including U.S. Food and Drug Administration (“FDA”) Clinical Trial programs. The submission to FDA was made in March 2023;
●	Petrackr biosensor strip and meter to be used for the detection and monitoring of diabetes in non-humans. The Petrackr product was launched in May 2023;
●	Oncology platform Tn Antigen biosensor used for the detection, staging and monitoring of cancer; and
●	Aptamer based sensing platform including COVID-19 and female fertility testing.

As we finalise the development of our products, obtain the necessary regulatory approval required for those products and subsequently launch the same, our R&D activity relating to these developments is expected to reduce.. During Q1 2023, we finalized the development of and launched the Sentia Fructose and Acetic Acid tests. The Titratable Acidity test was launched in April 2023. We submitted to the FDA our Xprecia Prime clinical trial results. Once approved by the FDA, we will be able to launch this product in the United States. We launched our Petrackr product in May 2023. As a result of these activities our R&D expenditure declined by 53% and 50% during the three and six months ended June 30, 2023, compared to the same period in the previous financial year.

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

Selling, general and administrative expenses increased by 33% and 49% during the three and six months ended June 30, 2023, compared to the same period in the previous financial year primarily due to an investment in the Company’s sales and marketing efforts. The Company has now multiple products in the market compared to the same period in the previous financial year and these products are supported by various marketing campaigns and awareness including sales personnel to support our pipeline of products.

Interest Income

Interest income increased by A$152,168 and A$354,039 during the three and six months ended June 30, 2023, compared to the same period in the previous financial year. The increase in interest income is attributable to the higher amount of funds available for investment and higher interest rates.

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

Research and Development Tax Incentive Income

As at June 30, 2023 there is reasonable likelihood that the aggregate turnover of the Company for the year ending December 31, 2023 will be less than A$20,000,000 and accordingly an estimated A$1,373,715 has been recorded as research and development tax incentive income receivable for the six months ended June 30, 2023. Offset against this was an overstatement of research and development tax incentive income of $278,413 for the year ended December 31, 2022 and as a result the aggregate amount recognized as income is A$1,095,302 for the six months ended June 30, 2023. The decrease period on period is driven by the decrease in eligible research and development expenditure incurred in the three and six months ended June 30, 2023 as compared to the same period in 2022.

Research and development tax incentive income for the 2022 financial year has not yet been received and as such is recorded in “Research and development tax incentive income receivable” in the consolidated condensed balance sheet.

Exchange Gain/(Loss)

Foreign exchange gains and losses arise from the settlement of foreign currency transactions that are translated into the functional currency using the exchange rates prevailing at the dates of the transactions and from the translation at period end exchange rates of monetary assets and liabilities denominated in foreign currencies.

Other Income

Other income is as follows for the relevant periods:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
	A$	A$	A$	A$
Federal and state government subsidies	0	0	20,000	0
Rental income	33,476	34,708	66,954	70,269
Other income	5,110,786	0	5,110,786	0
Sundry income	13,015	34,602	13,015	34,783
	5,157,277	69,310	5,210,755	105,052

Other income represents the following:

●	Previously accrued marketing support payment of A$2,896,764 derecognized.
●	Previously accrued license fee payable to Siemens of A$2,214,022 derecognized.

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

Note 1, “Summary of Significant Accounting Policies” in Item 1 of this Form 10-Q and Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Condensed Financial Statements in Part II, Item 8 of the 2022 Form 10-K describes in further detail the significant accounting policies and methods used in the preparation of the Company’s consolidated condensed financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue and expenses. Actual results may differ from these estimates.

Financial Condition, Liquidity and Capital Resources

Net Cash/(Debt)

Our net cash position is shown below:

	June 30, 2023	December 31, 2022
	A$	A$
Cash and cash equivalents
Cash and cash equivalents	16,643,900	25,977,703
Total cash and cash equivalents	16,643,900	25,977,703
Debt
Short and long term-debt	420,407	65,768
Net cash	16,223,493	25,911,935

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations and a loan.

The Group has experienced net cash outflows over the recent periods, predominantly in conducting research & development expenditure and product approval and launching. As of June 30, 2023 our cash and cash equivalents were $16.3 million. We expect to reduce research & development expenditure and other operating expenditure in the foreseeable future and focus on increasing our commercialization efforts. We are closely monitoring the success of our commercialization efforts in relation to the newly launched product portfolio and their impact on our cash position. Given the natural uncertainty that arises with the launch of new products, if we were to experience delays or encounter issues in these commercialization efforts, we would need and expect to adjust our operating expenditure accordingly, to ensure sufficient cash remains available to fund our operations for at least the next twelve months from the date of issuance. We do not have any external debt obligations and are not subject to any covenant obligations

We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months from the date of issuance. Liquidity risk is the risk that the Company may encounter difficulty meeting obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The purpose of liquidity management is to ensure that there is sufficient cash to meet all the financial commitments and obligations of the Company as they come due. In managing the Company’s capital, management estimates future cash requirements by preparing a budget and a multi-year plan for review and approval by the Board of Directors (“the Board”). The budget is reviewed and updated periodically and establishes the approved activities for the next twelve months and estimates the costs associated with those activities. The multi-year plan estimates future activity along with the potential cash requirements and is based upon management’s assessment of current progress along with the expected results from the coming years’ activity. Budget to actual variances are prepared and reviewed by management and are presented on a regular basis to the Board.

The carrying value of the cash and cash equivalents and the accounts receivables approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. A financial asset is a non-physical asset whose value is derived from a contractual claim and in our case includes cash and cash equivalents. There were no impairments recognized as at June 30, 2023 or for the year ended December 31, 2022.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	June 30, 2023	December 31, 2022
	A$	A$
Cash and cash equivalents	16,323,900	25,977,703
Working capital	21,090,774	23,586,600
Ratio of current assets to current liabilities	3.83	2.80
Shareholders’ equity per common share	0.11	0.12

The movement in cash and cash equivalents and working capital (calculated as current assets less current liabilities) during the above periods was primarily the result of ongoing investment in our R&D activities and the general operations of the Company.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Six Months ended June 30, 2023	Year Ended December 31, 2022
	A$	A$
Cash provided by/ (used in):
Operating activities	(9,732,997)	(14,702,153)
Investing activities	(780,936)	(1,565,144)
Financing activities	320,652	25,011,276
Net increases/(decrease) in cash, cash equivalents and restricted cash	(10,193,281)	8,743,979

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

Our net cash used in investing activities for all periods is primarily for the purchase of various equipment and for the various continuous improvement programs we are undertaking. Since 2022, we have also made investments in our manufacturing scale-up project and we expect finalization of the same during 2023.

Our net cash increase in financing activities for the year ended December 31, 2022 is primarily the result of A$26 million raised pursuant to a A$20 million fully underwritten rights issue and a A$6 million placement which occurred in May 2022. Our net cash increase in financing activities for the six months ended June 30, 2023 primarily represents proceeds received in the form of a short-term loan to finance our 2023 insurance program and repayment of the same.

Off-Balance Sheet Arrangement

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)
	By:	/s/ John Sharman
Date: July 28, 2023		John Sharman
Principal Executive Officer

Date: July 28, 2023	By:	/s/ Salesh Balak
Salesh Balak
Principal Financial Officer