Form 10-Q
period 2023-09-30
UNIVERSAL BIOSENSORS INC
filed 2023-10-30
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes  ☐   No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 212,369,435 shares of Common Stock, U.S.$0.0001 par value, outstanding as of October 30, 2023.

UNIVERSAL BIOSENSORS, INC.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	1)	Consolidated condensed balance sheets at September 30, 2023 and December 31, 2022	1
	2)	Consolidated condensed statements of comprehensive income/(loss) for the three and nine months ended September 30, 2023 and 2022	2
	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the three and nine months ended September 30, 2023 and 2022	3
	4)	Consolidated condensed statements of cash flows for the three and nine months ended September 30, 2023 and 2022	4
	5)	Notes to consolidated condensed financial statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17

Item 3	Quantitative and Qualitative Disclosures About Market Risk		24

Item 4	Controls and Procedures		24

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		25

Item 1A	Risk Factors		25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		25

Item 3	Defaults Upon Senior Securities		25

Item 4	Mine Safety Disclosures		25

Item 5	Other Information		25

Item 6	Exhibits		25

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101
	Exhibit 104

SIGNATURES			26

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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	16,286,035	25,977,703
Inventories	3,742,836	3,142,181
Accounts receivable	1,668,153	974,323
Prepayments	626,779	489,800
Restricted cash	35,000	527,148
Research and development tax incentive income	1,747,284	4,736,106
Other current assets	305,606	824,870
Total current assets	24,411,693	36,672,131
Non-current assets:
Property, plant and equipment	31,953,680	31,090,787
Less accumulated depreciation	(27,210,963)	(26,507,419)
Property, plant and equipment - net	4,742,717	4,583,368
Intangible assets	0	16,371,996
Less amortization of intangible assets	0	(5,357,211)
Less impairment of intangible assets	0	(11,014,785)
Intangible assets - net	0	0
Right-of-use asset - operating leases	2,823,147	4,422,303
Right-of-use asset - finance leases	51,411	58,421
Restricted cash	320,000	320,000
Other non-current assets	93,150	88,832
Total non-current assets	8,030,425	9,472,924
Total assets	32,442,118	46,145,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,564,984	268,074
Accrued expenses	1,968,064	5,888,380
Contingent consideration	0	2,214,022
Other liabilities	0	3,023,767
Contract liabilities	35,867	29,851
Lease liability - operating leases	818,348	755,125
Lease liability - finance leases	9,129	8,814
Employee entitlements liabilities	942,872	831,730
Short-term loan - unsecured	68,966	65,768
Total current liabilities	6,408,230	13,085,531
Non-current liabilities:
Asset retirement obligations	1,190,227	2,920,630
Employee entitlements liabilities	71,213	48,273
Lease liability - operating leases	3,480,143	3,943,517
Lease liability - finance leases	48,747	55,633
Total non-current liabilities	4,790,330	6,968,053
Total liabilities	11,198,560	20,053,584

Commitments and contingencies

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued & outstanding nil at September 30, 2023 (nil at December 31, 2022). Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued & outstanding 212,369,435 shares at September 30, 2023 (211,844,435 at December 31, 2022)	21,237	21,184
Additional paid-in capital	119,189,041	119,040,784
Accumulated deficit	(92,678,783)	(65,824,231)
Current year loss	(4,990,443)	(26,854,552)
Accumulated other comprehensive loss	(297,494)	(291,714)
Total stockholders’ equity	21,243,558	26,091,471
Total liabilities and stockholders’ equity	32,442,118	46,145,055

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	A$	A$	A$	A$
Revenue
Revenue from products	1,516,171	444,158	3,807,457	2,802,600
Revenue from services	399,041	235,818	706,956	961,163
Total revenue	1,915,212	679,976	4,514,413	3,763,763
Operating costs and expenses
Cost of goods sold	455,683	152,492	1,228,027	1,199,380
Cost of services	69,674	117,899	206,804	910,368
Total cost of goods sold and services	525,357	270,391	1,434,831	2,109,748
Gross profit	1,389,855	409,585	3,079,582	1,654,015
Other operating costs and expenses
Product support	53,591	20,352	117,049	55,833
Depreciation and amortization	248,381	631,923	707,310	2,023,394
Research and development	808,001	2,655,785	3,965,966	8,982,359
Selling, general and administrative	4,037,591	2,869,895	11,010,799	7,547,354
Total operating costs and expenses	5,147,564	6,177,955	15,801,124	18,608,940
Loss from operations	(3,757,709)	(5,768,370)	(12,721,542)	(16,954,925)
Other income/(expense)
Interest income	207,908	133,689	600,562	172,304
Interest expense	(4,236)	(4,117)	(19,715)	(17,379)
Financing costs	(39,249)	(31,907)	(132,970)	(95,720)
Research and development tax incentive income	373,569	640,646	1,468,871	2,623,260
Exchange loss	(30,295)	(39,782)	(45,967)	(81,372)
Other income	649,563	44,264	5,860,318	149,316
Total other income	1,157,260	742,793	7,731,099	2,750,409
Net loss before tax	(2,600,449)	(5,025,577)	(4,990,443)	(14,204,516)
Income tax benefit/(expense)	0	0	0	0
Net loss after tax	(2,600,449)	(5,025,577)	(4,990,443)	(14,204,516)

Net loss per share
Net loss per share - basic and diluted	(0.01)	(0.02)	(0.02)	(0.07)
Average weighted number of shares - basic and diluted	212,369,435	211,844,435	212,369,435	194,303,678

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	59,708	(159,774)	(5,780)	(212,189)
Other comprehensive income/(loss)	59,708	(159,774)	(5,780)	(212,189)
Comprehensive profit/(loss)	(2,540,741)	(5,185,351)	(4,996,223)	(14,416,705)

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended September 30, 2023

	Ordinary shares		Additional	Accumulated	Other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	deficit	income/ (loss)	equity
		A$	A$	A$	A$	A$

Balances at July 1, 2023	212,369,435	21,237	119,139,053	(95,068,777)	(357,202)	23,734,311
Net loss	0	0	0	(2,600,449)	0	(2,600,449)
Other comprehensive loss	0	0	0	0	59,708	59,708
Stock-based compensation expense	0	0	49,988	0	0	49,988
Balances at September 30, 2023	212,369,435	21,237	119,189,041	(97,669,226)	(297,494)	21,243,558

Nine Months Ended September 30, 2023

	Ordinary shares		Additional	Accumulated	Other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	deficit	income/ (loss)	equity
		A$	A$	A$	A$	A$

Balances at January 1, 2023	211,844,435	21,184	119,040,784	(92,678,783)	(291,714)	26,091,471
Net loss	0	0	0	(4,990,443)	0	(4,990,443)
Other comprehensive loss	0	0	0	0	(5,780)	(5,780)
Performance awards and exercise of stock options issued to employees	525,000	53	(53)	0	0	0
Stock-based compensation expense	0	0	148,310	0	0	148,310
Balances at September 30, 2023	212,369,435	21,237	119,189,041	(97,669,226)	(297,494)	21,243,558

Three Months Ended September 30, 2022

	Ordinary shares		Additional	Accumulated	Other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	deficit	income/ (loss)	equity
		A$	A$	A$	A$	A$

Balances at July 1, 2022	211,844,435	21,184	118,931,630	(75,003,170)	(375,703)	43,573,941
Net loss	0	0	0	(5,025,577)	0	(5,025,577)
Issuance of common stock at A$0.77 per share, net of issuance costs	0	0	(36,445)	0	0	(36,445)
Other comprehensive loss	0	0	0	0	(159,774)	(159,774)
Stock-based compensation expense	0	0	69,849	0	0	69,849
Balances at September 30, 2022	211,844,435	21,184	118,965,034	(80,028,747)	(535,477)	38,421,994

Nine Months Ended September 30, 2022

	Ordinary shares		Additional	Accumulated	Other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	deficit	income/ (loss)	equity
		A$	A$	A$	A$	A$

Balances at January 1, 2022	177,828,504	17,783	93,737,565	(65,824,231)	(323,288)	27,607,829
Net loss	0	0	0	(14,204,516)	0	(14,204,516)
Issuance of common stock at A$0.77 per share, net of issuance costs	33,775,931	3,377	24,757,868	0	0	24,761,245
Other comprehensive loss	0	0	0	0	(212,189)	(212,189)
Performance awards and exercise of stock options issued to employees	240,000	24	43,876	0	0	43,900
Capitalized stock-based compensation	0	0	211,652	0	0	211,652
Stock-based compensation expense	0	0	214,073	0	0	214,073
Balances at September 30, 2022	211,844,435	21,184	118,965,034	(80,028,747)	(535,477)	38,421,994

See accompanying Notes to the Consolidated Condensed Financial Statements

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	A$	A$
Cash flows from operating activities:
Net loss	(4,990,443)	(14,204,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	717,773	2,157,021
Stock-based compensation expense	148,310	214,073
Non-cash lease expense	78,954	179,724
Unrealized foreign exchange losses	(11,275)	(215,312)
Change in assets and liabilities:
Other liabilities	(5,739,912)	0
Inventories	(600,655)	(2,016,865)
Accounts receivable	(719,146)	(295,706)
Prepayments and other assets	2,687,202	(3,085,965)
Other non-current assets	(4,319)	(52,554)
Contract liabilities	31,332	(34,344)
Employee entitlements	134,081	109,895
Accounts payable and accrued expenses	(835,833)	3,280,278
Net cash used in operating activities	(9,103,931)	(13,964,271)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,074,364)	(1,043,480)
Net cash used in investing activities	(1,074,364)	(1,043,480)
Cash flows from financing activities:
Proceeds from borrowings	1,056,059	1,002,404
Repayment of borrowings	(1,056,059)	(1,002,404)
Proceeds from issuance of common stock, net of issuance costs	0	24,972,897
Other	(36,190)	39,695
Net cash (used in)/provided by financing activities	(36,190)	25,012,592
Net decrease in cash, cash equivalents and restricted cash	(10,214,485)	10,004,841
Cash, cash equivalents and restricted cash at beginning of period	26,824,851	18,099,219
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	30,669	247,083
Cash, cash equivalents and restricted cash at end of period	16,641,035	28,351,143

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the consolidated condensed financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2021 Form 10-K” or “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2023. The year-end consolidated condensed balance sheets data as at December 31, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments is incurred.

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

Wine testing products

Our Sentia wine analyzer is used to measure Free SO₂, Malic Acid, Glucose, Fructose, Total Sugar, Acetic Acid and Titratable Acidity levels in wine.

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

The Company has recorded research and development tax incentive income of A$373,569 and A$1,468,871 for the three and nine months ended September 30, 2023, respectively. In the nine months ended September 30, 2023 there is reasonable assurance that the aggregate turnover of the Company for the year ended December 31, 2023 will be less than A$20,000,000.

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

	September 30, 2023	December 31, 2022
	A$	A$
Cash and cash equivalents	16,286,035	25,977,703
Restricted cash – current assets	35,000	527,148
Restricted cash – non-current assets	320,000	320,000
	16,641,035	26,824,851

Restricted cash maintained by the Company in the form of term deposits is as follows:

	September 30, 2023	December 31, 2022
	A$	A$
Performance guarantee (a) - current assets	0	527,148
Collateral for facilities (b) - current assets	35,000	0
Collateral for facilities (b) - non-current assets	320,000	320,000
	355,000	847,148

(a)	The performance guarantee expired in March 2023 and represented letter of credit issued in favour of Siemens pursuant to the 2019 Siemens Agreements.
(b)

Collateral for facilities represents letter of credit issued in favour of American Express Australia Ltd (current), bank guarantee of A$250,000 for commercial lease of UBS’ premises (non-current) and security deposit on Company’s credit cards of A$70,000 (non-current).

Interest earned on the restricted cash for the three months ended September 30, 2023 and 2022 was A$4,087 and A$9,249, respectively and A$9,988 and A$16,781 for the nine months ended September 30, 2023 and 2022, respectively.

3. Inventories

	September 30, 2023	December 31, 2022
	A$	A$
Raw materials	799,032	1,758,073
Work in progress	578,536	646,161
Finished goods	2,365,268	737,947
	3,742,836	3,142,181

4. Receivables

	September 30, 2023	December 31, 2022
	A$	A$
Accounts receivable	1,668,153	974,323
Allowance for credit losses	0	0
	1,668,153	974,323

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Operating Leases

	September 30, 2023	December 31, 2022
	A$	A$
Operating lease right-of-use assets:
Non-current	2,823,147	4,422,303
Operating lease liabilities:
Current	818,348	755,125
Non-current	3,480,143	3,943,517

Weighted average remaining lease terms (in years)	6.5	6.9
Weighted average discount rate	5.0%	4.8%

The components of lease income/expense were as follows:

	Nine Months Ended September 30,
	2023	2022
	A$	A$
Fixed payment operating lease expense	689,101	725,632
Short-term lease expense	0	7,432
Sub-lease income	100,428	103,744

The sub-lease income is deemed an operating lease.

The components of the fixed payment operating and short-term lease expense as classified in the consolidated condensed statements of comprehensive income/(loss) are as follows:

	Nine Months Ended September 30,
	2023	2022
	A$	A$
Cost of goods sold	0	107,140
Cost of services	29,549	140,929
Research and development	103,713	222,982
Selling, general and administrative	555,839	262,013
	689,101	733,064

Supplemental cash flow information related to the Company’s leases was as follows:

	Nine Months Ended September 30,
	2023	2022
	A$	A$
Operating cash outflows from operating leasses	733,129	594,198

Supplemental non-cash information related to the Company’s leases was as follows:

	Nine Months Ended September 30,
	2023	2022
	A$	A$
Right-of-use assets obtained in exchange for lease liabilities	28,353	3,035,194
Right-of-use asset modifications	(1,234,247)	0

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Future lease payments are as follows:

As at September 30, 2023
A$
1 year	494,748
2 years	1,011,632
3 years	1,035,762
4 years	421,228
5 years	430,553
Thereafter	1,870,146
Total future lease payments	5,264,069
Less: imputed interest	(965,578)
Total operating lease liabilities	4,298,491
Current	818,348
Non-current	3,480,143

As of September 30, 2023, the Company has not entered into any operating or finance lease agreements that have not yet commenced.

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

The secured loan is a short-term loan facility the Company entered into with BOQF Cashflow Finance Pty Ltd to finance its 2023 insurance premium. The total amount financed was A$1,056,059 at inception and has the following terms:

●	the facility is repayable in 9 monthly installments which commenced in January 2023;
●	interest is being charged at an effective annual interest rate of 1.99%; and
●	The short-term borrowing is secured by proceeds of or payable under any insurance including proceeds or refunds from the cancellation or termination of any insurance.

The secured loan has been fully repaid as at September 30, 2023.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

9. Revenue

Disaggregation of Revenue

In the following table, revenue is disaggregated by major product and service lines and timing of revenue recognition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	A$	A$	A$	A$
Major product/service lines
Coagulation testing products	721,594	229,019	1,547,219	2,007,457
Laboratory testing services	399,041	235,818	706,956	961,163
Wine testing products	722,414	215,139	1,880,031	795,143
Veterinary diabetes products	72,163	0	380,207	0
	1,915,212	679,976	4,514,413	3,763,763

Timing of revenue recognition
Products and services transferred at a point in time	1,915,212	679,976	4,514,413	3,763,763

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers.

	September 30,
	2023	2022
	A$	A$
Receivables	1,668,153	797,186
Contract liabilities:	35,867	29,402

The Company’s contract liabilities represent the Company’s obligation to transfer products to customers for which the Company has received consideration from customers, but the transfer has not yet been completed.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Nine Months Ended September 30,
	2023	2022
	A$	A$
Contract Liabilities - current
Opening balance	29,851	38,431
Closing balance	35,867	29,402
Net increase/(decrease)	6,016	(9,029)

The Company expects all of the Company’s contract liabilities to be realized by December 31, 2023.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

10. Other Income

Other income is recognized when there is reasonable assurance that the income will be received, and the consideration can be reliably measured.

Other income is as follows for the relevant periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	A$	A$	A$	A$
Federal and state government subsidies	0	0	20,000	0
Rental income	33,474	33,475	100,428	103,744
Other income	(13,037)	10,789	(22)	45,572
Sundry income	629,126	0	5,739,912	0
	649,563	44,264	5,860,318	149,316

Sundry income represents the following:

●	Previously accrued marketing support payment of A$2,896,764 derecognized
●	Previously accrued license fee payable to Siemens of A$2,214,022 derecognized
●	A$629,126 as a result of change in estimates in ARO liability

ARO reflects estimates of future costs directly attributable to remediating the liability, inflation, assumptions of risks associated with the future cash outflows, and the applicable risk-free interest rates for discounting future cash outflows. Changes in these factors can result in a change to the ARO recognized by the Company. As a result of a change in estimates of future costs, the Company’s ARO liability decreased to A$1,182,218 as at September 1, 2023 resulting in A$629,126 recorded as Other Income in the consolidated condensed statements of comprehensive income/(loss).

11. Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income. Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders and for the Company, includes net income/(loss).

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Three Months Ended September 30, 2023
Foreign currency translation reserve	59,708	0	59,708
Reclassification for gains realized in net income/(loss)	0	0	0
Other comprehensive income/(loss)	0	0	0
Other comprehensive income	59,708	0	59,708

Three Months Ended September 30, 2022
Foreign currency translation reserve	(159,774)	0	(159,774)
Reclassification for gains realized in net income/(loss)	0	0	0
Other comprehensive income/(loss)	0	0	0
Other comprehensive loss	(159,774)	0	(159,774)

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Nine Months Ended September 30, 2023
Foreign currency translation reserve	(5,780)	0	(5,780)
Reclassification for gains realized in net income/(loss)	0	0	0
Other comprehensive income/(loss)	0	0	0
Other comprehensive loss	(5,780)	0	(5,780)

Nine Months Ended September 30, 2022
Foreign currency translation reserve	(212,189)	0	(212,189)
Reclassification for gains realized in net income/(loss)	0	0	0
Other comprehensive income/(loss)	0	0	0
Other comprehensive loss	(212,189)	0	(212,189)

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

There were no material related party transactions or balances as at September 30, 2023 other than as disclosed above.

13. Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at September 30, 2023 and December 31, 2022. Purchase commitments are entered into with various parties to purchase products and services such as equipment, technology and consumables used in R&D and commercial activities. Purchase commitments contracted for as at September 30, 2023 and December 31, 2022 were A$1,299,168 and A$6,581,876, respectively.

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

Key developments include:

●	Revenue from products and services increased by:
o	47% to A$1.92 million from previous quarter
o	182% to A$1.92 million during Q3 2023 when compared to Q3 2022
●	Petrackr, launched in May 2023 generated revenue of A$0.38 million
●	Revenue from coagulation sales increased by:
o	194% to A$0.72 million from previous quarter
o	215% to A$0.72 million during Q3 2023 when compared to Q3 2022
●	Revenue from laboratory testing services increased by:
o	113% to A$0.40 million from previous quarter
o	69% to A$0.40 million during Q3 2023 when compared to Q3 2022
●	Revenue from wine testing products increased by:
o	28% to A$0.72 million from previous quarter
o	236% to A$0.72 million during Q3 2023 when compared to Q3 2022
●	Operating costs decreased as follows:
o	R&D expenses declined by $5.02 million (56%) for the 9 months ended September 30, 2023 compared to the same period in the previous financial year
o	Total operating expenses declined by $2.81 million (15%) for the 9 months ended September 30, 2023 compared to the same period in the previous financial year
●	Gross profit increased by:
o	71% to A$1.39 million from previous quarter
o	239% to A$1.39 million during Q3 2023 when compared to Q3 2022
o	86% to A$3.08 million during YTD September 30, 2023 when compared to the same period in the previous financial year
●	Operating loss improved by:
o	A$2.43 million during Q3 2023 when compared to Q3 2022
o	A$9.21 million during YTD September 30, 2023 when compared to the same period in the previous financial year
●	Eight Petrackr distribution agreements signed with 10+ in negotiations across North America, Europe and Asia Pacific
●	Major tender win to supply Xprecia Prime in Italy
●	Received regulatory approval and first order for Xprecia Prime in India and Malaysia
●	Receiving regulatory approval for the sale of Xprecia Prime 4U directly to patients for self-testing in Europe
●	The continuing development of our Oncology platform
●	Ongoing work to complete the “full response” to FDA request for additional information for the approval of Xprecia Prime in the USA

Results of Operations

Consolidated Revenue

●	Increased by 47% to A$1.92 million from previous quarter
●	Increased by 182% during Q3 2023 when compared to Q3 2022

Revenue from Products

The financial results of the veterinary diabetes product, coagulation and wine testing products we sold during the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	A$	A$	A$	A$
Revenue from products	1,516,171	444,158	3,807,457	2,802,600
Cost of goods sold	(455,683)	(152,492)	(1,228,027)	(1,199,380)
Gross profit	1,060,488	291,666	2,579,430	1,603,220

Our total revenue from products increased by 241% and 36% during the three and nine months ended September 30, 2023, compared to the same period in the previous financial year. Our gross profit increased by 264% and 61% during the three and nine months ended September 30, 2023 compared to the same period in the previous financial year.

Petrackr, launched in May 2023, generated revenue of A$380,207.

Revenue from wine testing products increased by 236% and 136% during the three and nine months ended September 30, 2023 when compared to the same period in the previous financial year. During 2022, our revenues from wine testing products were primarily from the sale of Sentia analyzers, Free SO2 and Malic Acid test strips. In addition to this, during 2023, we are also generating revenues from the sale of the following additional tests – Fructose, Glucose, Acetic Acid and Titratable Acidity.

Revenue from coagulation testing services increased by 215% during the three months ended September 30, 2023 when compared to the same period in the previous financial year and decreased by 23% during the nine months ended September 30, 2023, compared to the same period in the previous financial year. Earlier in the year revenues were negatively impacted by Siemens selling large amounts of stock during H1 2023 as the agreement with Siemens to sell Xprecia products unwounded and formally ended March 31, 2023.

Revenue from Services

The financial results of the laboratory testing services we provided during the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	A$	A$	A$	A$
Laboratory testing services	399,041	235,818	706,956	961,163
Cost of services	(69,674)	(117,899)	(206,804)	(910,368)
Gross profit/(loss)	329,367	117,919	500,152	50,795

Revenue from laboratory testing services conducted by HRL increased by 69% during the three months ended September 30, 2023 and decreased by 26% during the nine months ended September 30, 2023, compared to the same period in the previous financial year. The decline in revenue is due to the early conclusion of a significant contract from a major customer in H1 2022. Increase in revenue in Q3 2023 is as a result of new projects and businesses being won by HRL as a result of marketing initiatives.

Product Support

Product support relates to post-market technical support provided by us for our products in the market. Product support has increased by A$33,239 and A$61,216 during the three and nine months ended September 30, 2023 compared to the same period in the previous financial year as a result of the launch of new products.

Depreciation and Amortization Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	A$	A$	A$	A$
Depreciation	208,413	217,148	623,091	926,145
Amortization	43,493	414,775	94,682	1,230,876
	251,906	631,923	717,773	2,157,021

Depreciation of fixed assets is calculated on a straight-line basis over the useful life of property, plant and equipment. Although our property, plant and equipment has increased, the decline in depreciation during the three and nine months ended September 30, 2023, compared to the same period in the previous financial year is due to certain assets not being currently depreciated as they are not available for use.

Amortization expense for the three and nine months ended September 30, 2023 represents the Company’s finance lease liabilities. Amortization expense has declined during the three and nine months period ended September 30, 2023 compared to the same period in the previous financial year as the intangibles assets which were acquired in September 2019 pursuant to the Siemens acquisition were impaired and fully written off as at December 31, 2022.

Research and Development Expenses

The primary focus of the R&D activities during the nine months ended September 30, 2023 were developing the Company's:

●

Sentia wine testing platform (Fructose, Acetic Acid and Titratable Acidity tests all of which has now been launched) including further enhancement of certain Sentia tests that has already been launched;

●

Xprecia Prime next generation PT-INR Coagulation platform including U.S. Food and Drug Administration (“FDA”) Clinical Trial programs. The submission to FDA was made in March 2023 and response received from them in June 2023. The Company is in the process of collating the information requested and is expected to submit its responses to FDA during Q4 2023;

●	Petrackr biosensor strip and meter to be used for the detection and monitoring of diabetes in non-humans. The Petrackr product was launched in May 2023;
●	Oncology platform Tn Antigen biosensor used for the detection, staging and monitoring of cancer; and
●	Aptamer based sensing platform including COVID-19 and female fertility testing.

As we finalise the development of our products, obtain the necessary regulatory approval required for those products and subsequently launch the same, our R&D activity relating to these developments is expected to reduce. During Q1 2023, we finalized the development of and launched the Sentia Fructose and Acetic Acid tests. The Titratable Acidity test was launched in April 2023. We submitted to the FDA our Xprecia Prime clinical trial results. Once approved by the FDA, we will be able to launch this product in the United States. We launched our Petrackr product in May 2023. As a result of these activities our R&D expenditure declined by 70% and 56% during the three and nine months ended September 30, 2023, compared to the same period in the previous financial year.

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

Selling, general and administrative expenses increased by 41% and 46% during the three and nine months ended September 30, 2023, compared to the same period in the previous financial year primarily due to an investment in the Company’s sales and marketing efforts. The Company now has multiple products in the market compared to the same period in the previous financial year and these products are supported by various marketing campaigns and awareness including sales personnel to support our pipeline of products, webinar series and focused direct marketing campaign.

Interest Income

Interest income increased by A$74,219 and A$428,258 during the three and nine months ended September 30, 2023, compared to the same period in the previous financial year. The increase in interest income is attributable to the higher amount of funds available for investment and higher interest rates.

Interest Expense

Interest expense relates to interest being charged on the secured short-term borrowing initiated by the Company for the 2023 financial year and the interest expense on finance lease liabilities.

Financing Costs

Disclosed in this account is accretion expense which is associated with the Company’s asset retirement obligations (“ARO”). Decrease in financing costs is as a result of change of estimate for the ARO liability.

Research and Development Tax Incentive Income

As at September 30, 2023 there is reasonable likelihood that the aggregate turnover of the Company for the year ending December 31, 2023 will be less than A$20,000,000 and accordingly an estimated A$1,747,284 has been recorded as research and development tax incentive income receivable for the nine months ended September 30, 2023. Offset against this was an overstatement of research and development tax incentive income of $278,413 for the year ended December 31, 2022 and as a result the aggregate amount recognized as income is A$1,468,871 for the nine months ended September 30, 2023. The decrease period on period is driven by the decrease in eligible research and development expenditure incurred in the three and nine months ended September 30, 2023 as compared to the same period in 2022.

Research and development tax incentive income for the 2022 financial year was received in August 2023.

Exchange Gain/(Loss)

Foreign exchange gains and losses arise from the settlement of foreign currency transactions that are translated into the functional currency using the exchange rates prevailing at the dates of the transactions and from the translation at period end exchange rates of monetary assets and liabilities denominated in foreign currencies.

Other Income

Other income is as follows for the relevant periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	A$	A$	A$	A$
Federal and state government subsidies	0	0	20,000	0
Rental income	33,474	33,475	100,428	103,744
Other income	(13,037)	10,789	(22)	45,572
Sundry income	629,126	0	5,739,912	0
	649,563	44,264	5,860,318	149,316

Sundry income represents the following:

●	Previously accrued marketing support payment of A$2,896,764 derecognized.
●	Previously accrued license fee payable to Siemens of A$2,214,022 derecognized.
●	A$629,126 as a result of change in estimates in ARO liability

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

Financial Condition, Liquidity and Capital Resources

Net Cash/(Debt)

Our net cash position is shown below:

	September 30, 2023	December 31, 2022
	A$	A$
Cash and cash equivalents
Cash and cash equivalents	16,286,035	25,977,703
Debt
Short term debt/ loan	68,966	65,768
Net cash	16,217,069	25,911,935

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations and a loan.

The Group has experienced net cash outflows over the recent periods, predominantly in conducting research & development activities, product approval and registrations, launch of the product and support of the same in the market place. As of September 30, 2023 our cash and cash equivalents were $16.29 million. We continue to reduce research & development expenditure and other operating expenditure in the foreseeable future and focus on increasing our commercialization efforts. We are closely monitoring the success of our commercialization efforts in relation to the newly launched product portfolio and their impact on our cash position. Given the natural uncertainty that arises with the launch of new products, if we were to experience delays or encounter issues in these commercialization efforts, we would need and expect to adjust our operating expenditure accordingly, to ensure sufficient cash remains available to fund our operations for at least the next twelve months from the date of issuance. We do not have any external debt obligations and are not subject to any covenant obligations.

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

We regularly review all our financial assets for impairment. A financial asset is a non-physical asset whose value is derived from a contractual claim and in our case includes cash and cash equivalents. There were no impairments recognized as at September 30, 2023 or for the year ended December 31, 2022.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	September 30, 2023	December 31, 2022
	A$	A$
Cash and cash equivalents	16,286,035	25,977,703
Working capital	18,003,463	23,586,600
Ratio of current assets to current liabilities	3.81	2.80
Shareholders’ equity per common share	0.10	0.12

The movement in cash and cash equivalents and working capital (calculated as current assets less current liabilities) during the above periods was primarily the result of ongoing investment in our R&D activities and the general operations of the Company.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	Nine Months ended September 30, 2023	Year Ended December 31, 2022
	A$	A$
Cash provided by/(used in):
Operating activities	(9,103,931)	(14,702,153)
Investing activities	(1,074,364)	(1,565,144)
Financing activities	(36,190)	25,011,276
Net increase/ (decrease) in cash, cash equivalents and restricted cash	(10,214,485)	8,743,979

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

Our net cash increase in financing activities for the year ended December 31, 2022 is primarily the result of A$26 million raised pursuant to a A$20 million fully underwritten rights issue and a A$6 million placement which occurred in May 2022. Our net cash decrease in financing activities for the nine months ended September 30, 2023 primarily represents transaction costs sustained during our May 2022 capital raise.

Off-Balance Sheet Arrangement

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended September 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)
	By:	/s/ John Sharman
Date: October 30, 2023		John Sharman
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: October 30, 2023		Salesh Balak
Principal Financial Officer