Form 10-K
period 2023-12-31
UNIVERSAL BIOSENSORS INC
filed 2024-02-29
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was A$39,940,224 (equivalent to US$26,480,368) as of June 30, 2023.

There were 212,369,435 shares of the registrant’s common stock, par value US$0.0001 per share, outstanding as of February 20, 2024.

Documents incorporated by reference:

Certain information contained in the registrant’s definitive Proxy Statement for the 2024 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Information contained on pages F-2 through F-30 of our Annual Report to Stockholders for the fiscal year ended December 31, 2023 (our “2023 Annual Report”) is incorporated by reference in our response to Items 7, 7A, 8 and 9A of Part II. The 2023 Annual Report is filed as Exhibit 13 to this Annual Report on Form 10-K.

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

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, our customers and partners’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●

the impact of global economic and political developments on our business, including economic slowdowns or recessions that may result from war or other military conflict and inflationary factors such as increases in the cost of various inputs in our supply chain, each of which could harm our commercialization efforts for our products as well as the value of our common stock and our ability to access capital markets, if required;

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

Key developments during 2023 include:

●	Revenue from the sale of products increased 67% to $5.64m
●	Total revenue increased 47% to A$6.63 million
●	Gross profit increased 100% to A$4.28 million
●	Operating costs decreased as follows:
o	R&D expenses declined by 60% to A$4.97 million
o	Total operating expenses declined by 43% to A$20.97 million
●	Net loss after tax and impairment of intangible assets improved by A$20.11 million
●	Completion of Xprecia Prime clinical trials and submission of 510K application to the US (“FDA”)
●	Global launch of Sentia's Fructose, Acetic Acid and Titratable Acidity tests
●	Global launch of the Petrackr blood glucose product
●	First sales of next generation Xprecia Prime in Europe
●	Major tender win to supply Xprecia Prime in Italy
●	Received regulatory approval and first order for Xprecia Prime in India and Malaysia
●	Received regulatory approval for the sale of Xprecia Prime 4U directly to patients for self-testing in Europe
●	The continuing development of our Oncology platform
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

We continue to invest an appropriate amount of resources into the development of new products and technologies across various industries including oncology, fertility, aptamers, per-and polyfluoroalkyl substances (“PFAS”), Sentia alcohol and heavy metals.

We use various channels to sell our products and they include direct sales and the engagement of distributors and agents.

Principal products and services

We are the manufacturer and distributor of PT-INR coagulation test strips and devices (Xprecia Stride and Xprecia Prime), used to monitor the effect of the anticoagulant therapy warfarin. Xprecia Stride and Xprecia Prime are medical devices.

We are the manufacturer and distributor of all the Sentia wine testing products which includes Free SO₂, Malic Acid, Glucose, Fructose, Total Acid and Titratable Acidity. Sentia is a non-medical device.

We are the manufacturer and distributor of the Petrackr which is a blood glucose test used in cats and dogs.

HRL provides non-diagnostic laboratory services and performs coagulation testing services.

UBS continues to conduct research and development to demonstrate the broader application of its technology platform.

Facilities

UBS leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. UBS has had ISO 13485 certification continuously at that site since May 2007. The lease for 1 Corporate Avenue expires on December 31, 2025 with an option to renew the lease for two further terms of five years each.

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

	Year Ended December 31,
	2023	2022
	A$	A$
Australia (home country)	4,823,076	4,978,712
Americas	1,913,892	1,387,556
Europe	2,295,455	2,841,678
Other	2,006,822	150,082
Total income	11,039,245	9,358,028

% of total revenue from products and services derived from major customers (revenue generated by customers having sales of more than 10% has been disclosed separately in the table below):

	Year Ended December 31,
	2023	2022
Siemens	0%	13%
Other	100%	87%

Siemens rights to sell Xprecia products pursuant to the Commercial and Distribution agreement ended formally on March 31, 2023. We are not dependent on a single customer now.

We did not have any significant backlog orders as of December 31, 2023 and 2022.

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

Human capital management

Through our long operating history and experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. The Company has a talented, motivated, and dedicated team, and is committed to supporting the development of all of its team members and to continuously building on its strong culture. As of February 20, 2024, the Company had approximately 80 employees located in Australia, Canada, the United States and Europe. Females represent 45% of our workforce, including 25% of senior management. 98% of our workforce are permanently employed to ensure throughput of growth and development. None of our employees are subject to a collective bargaining agreement.

The Company believes that success of its mission is realized by the engagement and empowerment of its employees. The CEO and Head of People Strategy & Culture regularly update the Company’s Board of Directors (“the Board of Directors”) and its committees on the status of the human capital trends and activities within the business. Our management and cross-functional teams work closely to evaluate human capital management issues such as staff retention, workplace safety, harassment and bullying, as well as to implement measures to mitigate these risks.

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

Growth and Development

The Company invests in tools and resources that support employees’ individual growth and development. The Company offers professional development opportunities including leadership training and have development programs and on-demand opportunities to cultivate talent throughout the Company. Training needs are identified at the start of each year when corporate and departmental objectives are communicated. Strategic talent reviews and succession planning discussions takes place annually, as an extension to annual performance reviews, across all business areas. The CEO and Head of People Strategy & Culture meet with senior management and the Board of Directors to review top enterprise talent. The Company continues to provide opportunities for employees to grow their careers with over half of the open management positions filled internally during 2023.

Inclusion and Diversity

The Company is committed to hiring inclusively, providing training and development opportunities, fostering an inclusive culture, and ensuring equitable pay for employees, and is continuing to focus on increasing diverse representation at every level of the Company.

Engagement

The Company believes that open and honest communication among team members; managers and leadership foster an open, collaborative work environment where everyone can participate, develop and thrive. Team members are encouraged to come to their managers with questions, feedback or concerns, and the Company regularly conducts surveys that gauge employee sentiment in areas like career development and overall workplace satisfaction. Excluding senior management, staff to manager ratio is 16.2 – this enables effective and efficient management that supports optimum employee engagement.

Health and Safety

The Company is committed to protecting its employees everywhere it operates. The Company identifies potential risks associated with workplace activities in order to develop measures to mitigate possible hazards. The Company supports employees with general safety training and puts specific programs in place for those working in potentially high-hazard environments, including chemical management, equipment and machinery safety, hazardous materials management and electrical safety. The Company’s Safety Committee generally meet monthly to review any incidents, implement additional or update existing safety procedures across the whole operation. During the year ended December 31, 2023, zero safety incidents were achieved. Separately, the Company views mental health as a fundamental part of our humanity and implemented a comprehensive Employee Assistance Program in 2021. The program offers a wide-ranging suite of online resources, including mental health coaching and training to help managers recognize and respond to signs of mental health issues.

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

Further, if our contract manufacturers fail to achieve and maintain required production yields or manufacturing standards, it could result in product withdrawals, delays, recalls, product liability claims and other problems that could seriously harm our business. Any meter shortages or sub-components thereof or manufacturing delays could result in delays or reduction in our revenues, with consequential adverse effect on our business and results of operations.

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

We have largely funded our operations and capital expenditures from capital raising, our existing cash reserves and the sale of our products and provision of services and government grants and rebates including the research and development tax incentive income. The revenue from the sale of our products and provision of services has funded a relatively small portion of our operating expenses. For the 2024 financial year, we expect to generate revenues from the sale of our Xprecia Stride and Xprecia Prime products, Sentia and Petrackr products and through the provision of services undertaken by HRL. If our revenues are not significant, we will continue to incur operating losses on an annual basis.

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

The effects of global climate change or other unexpected events, including global health crises, may disrupt our operations and have a negative impact on our business.

The effects of global climate change, such as extreme weather conditions and natural disasters occurring more frequently or with more intense effects, or the occurrence of unexpected events including wildfires, hurricanes, earthquakes, floods, tsunamis and other severe hazards or global health crises, such as the outbreak of Ebola or the global COVID-19 pandemic, or other actual or threatened epidemic, pandemic, outbreak and spread of a communicable disease or virus, in the countries where we operate or sell products and provide services, could adversely affect our operations and financial performance. Extreme weather, natural disasters, power outages, global health crises or other unexpected events could disrupt our operations by impacting the availability and cost of materials needed for manufacturing, causing physical damage and partial or complete closure of our manufacturing sites or distribution centers, loss of human capital, temporary or long-term disruption in the manufacturing and supply of products and services and disruption in our ability to deliver products and services to customers. These events and disruptions could also adversely affect our customers’ and suppliers’ financial condition or ability to operate, resulting in reduced customer demand, delays in payments received or supply chain disruptions. Further, these events and disruptions could increase insurance and other operating costs, including impacting our decisions regarding construction of new facilities to select areas less prone to climate change risks and natural disasters, which could result in indirect financial risks passed through the supply chain or other price modifications to our products and services.

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

LifeScan and our other licensors have a considerable degree of control over the manner that the intellectual property licensed to us is maintained and protected and, as a result, we have reduced control with respect to the maintenance and protection of our licensed patent portfolio. LifeScan is responsible for the prosecution and maintenance of the intellectual property it licenses to us and we are largely dependent on them to defend proceedings or prosecute infringers. The same applies to our other licensors. Our business would be harmed if the licensed patents were infringed or misappropriated. Prosecuting third parties and defending ourselves against third-party claims would be costly, time-consuming and divert management’s attention from our business, potentially leading to delays in our development or commercialization efforts. Additionally, if third parties made successful claims, we may be liable for substantial damages or license fees, be required to stop marketing the infringing product or take other actions that are adverse to our business.

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

The devices products we are involved in developing are subject to extensive regulation in all major markets. The Company submitted its full response to the FDA’s “Request for Additional Information” in November 2023 for the Xprecia Prime product. Assuming there are no further queries, an FDA decision for the approval of Xprecia Prime for sale in United States is expected during Q1 2024. The process of obtaining regulatory clearance is costly and time consuming and there can be no assurance that the required regulatory clearances will be obtained. Products cannot be commercially sold without regulatory clearance. We and our customers and partners may be unable to obtain the necessary clearances to sell or if the clearances are delayed, revoked or subject to unacceptable conditions, the product may not be able to be commercialized which would have a material adverse effect on us.

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

The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks by making cyberattacks more difficult to detect, contain or mitigate. We believe we will continue to see, widespread vulnerabilities that could affect our or other third parties’ data or systems. Mitigation and remediation recommendations continue to evolve, and addressing this and other critical vulnerabilities pertaining to widely used systems, platforms and infrastructure is a priority for us. Internal access management failures could result in the compromise or unauthorized exposure of confidential data. Moreover, hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. There can be no assurance that we or our vendors and other third parties will not be subject to additional cybersecurity threats and incidents that bypass our or their security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our or their information systems, devices or business. In such an event, we may incur substantial costs, including but not limited to, costs associated with remediating the effects of the cybersecurity incident, costs for security measures to guard against similar future incidents and costs to recover data. Further, consumer confidence in the integrity and security of personal information and critical operations data in the life sciences industry generally could be shaken to the extent there are successful cyberattacks at other companies, which could have a material, adverse effect on our business, financial position or results of operations.

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

We may be involved in litigation.

There has been substantial litigation and other proceedings in the medical diagnostic industries. Defending against litigation and other third-party claims would be costly and time-consuming and would divert management’s attention from our business, which could lead to delays in our development or commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business.

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

As of December 31, 2023, we had A$30,582,036 of accumulated tax losses available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$ 3,374,776 of non-refundable R&D tax offset as at December 31, 2023. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years.

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

Our principal sources of liquidity are cash flows from operations (revenue from services and product sales). We have also financed our business operations through government grants and rebates, including the refundable tax offset (“tax incentive income”). The refundable tax offset is one of the key elements of the Australian Government’s support for Australia’s innovation system and if eligible, provides the recipient with cash based upon our eligible research and development activities and expenditures. For the year ended December 31, 2022, our aggregate turnover was less than A$20,000,000 and we received a tax incentive income of A$4,495,137. Additionally, we will be eligible to make this claim for the year ended December 31, 2023, as our revenues are less than A$20,000,000. We anticipate receiving a refundable tax offset of A$3,774,343 in 2024 following the lodgment of our 2023 Australian company tax return.

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

Our shares of common stock in the form of CDIs were quoted on the ASX and began trading on December 13, 2006. The price of our shares is highly volatile and could decline significantly. The market price of our shares historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the entry into, or termination of, key agreements, including collaboration and supply agreements and licensing agreements with key strategic partners;
●	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan if additional financing becomes necessary;
●	future sales of our common stock or debt or convertible debt securities or other capital-raising activities, and the terms of those issuances of securities;
●	time to market and future revenue streams from product sales, if any, by our collaborative partners, and the extent of demand for, and sales of, our products;
●	the initiation of material developments in, or conclusion of disputes or litigation with our customers or partners or to enforce or defend any of our intellectual property rights or otherwise;
●	our results of operations and financial condition, including our cash reserves, cash burn and cost level;
●	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize products;
●	the loss of key employees;
●	the introduction of technological innovations or other products by our competitors;
●	sales of a substantial number of CDIs by our large stockholders;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	issuance of shares or CDIs by us, and sales in the public market of the shares or CDIs issued, upon exercise of our outstanding warrants; and
●	period-to-period fluctuations in our financial results.

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

Provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management and frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult to remove our current directors. Such provisions include:

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company’s Board of Directors takes seriously both the responsibility to guard against cybersecurity threats and its compliance with the SEC Cybersecurity regulations adopted on July 26, 2023. Our Board of Directors has standing agenda to review and discuss on cybersecurity matters with management during each meeting. Management is updated on cybersecurity matters by the IT Senior Systems Administrator (“ITSSA”).

Our cybersecurity risk management program leverages a combination of processes, technologies and personnel with expertise in cybersecurity to comply with applicable regulations and detect and respond to cyber-attacks, data breaches, security incidents, and compromises of personal information, as well as to regularly and promptly inform management and our Board of Directors of any significant cybersecurity risks and developments.

Our ITSSA, who has significant experience in managing cybersecurity risks is directly responsible for establishing cybersecurity strategies and structures and managing ongoing cybersecurity risk management activities, reports relevant information regarding cybersecurity threats and risks to management. Management can then further elevate matters to the full Board of Directors, as necessary or required.

The Company and the Board of Directors are committed to remaining updated on evolving cybersecurity regulations and best practices, as well as the development and amendment of processes to meet these changing demands.

The Company did not experience any cyber security incident during 2023.

Item 2. Properties.

The Company leases approximately 5,000 square meters of office, research and development and manufacturing facilities at 1 Corporate Avenue, Rowville in Melbourne, Australia. The lease for 1 Corporate Avenue will expire on December 31, 2025 with an option to renew the lease for two further terms of five years each.

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

Security details

As of February 20, 2024, there were 212,369,435 shares of our common stock issued and outstanding and 12,406,300 options and performance rights that are exercisable for an equivalent number of shares of common stock. All of our issued and outstanding shares of common stock are fully paid.

Under applicable U.S. securities laws all of the shares of our common stock are “restricted securities” as that term is defined in Rule 144 under the Securities Act. Restricted securities may be resold to U.S. persons as defined in Regulation S only if registered or pursuant to an exemption from registration under the Securities Act. We have not agreed to register any of our shares of common stock for resale by security holders.

Holders

Currently, CDN holds the majority of our shares on behalf of and for the benefit of the holders of CDIs. The balance of the shares are held by certain of our employees generally as part of our restricted employee share scheme. Set out below is the approximate aggregate number of our registered holders of CDIs and shares at the specific date below:

Date	Total Number of Registered Holders	Number of Registered Holders that are United States Residents
At February 20, 2024	2,590	8

Dividends

To date, we have not declared or paid any cash dividends on our shares or CDIs.

Recent Sales of Unregistered Securities

None.

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

There were no restricted shares issued by the Company within the past three fiscal years and the balance of the restricted shares as of December 31, 2023, is nil.

There were no performance rights issued by the Company to employees during the year ended December 31, 2023.

There were 1,555,000 performance rights issued by the Company to select employees during the year ended December 31, 2022, of which nil shares vested during the year ended December 31, 2023.The number of securities able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our amended and restated certificate of incorporation. The Listing Rules of ASX generally prohibits companies whose securities are quoted on ASX from issuing securities exceeding 15% of issued share capital in any 12-month period, without stockholder approval.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to our 2023 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages F2 to F8.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information called for by this Item 7A.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to our 2023 Annual Report under the following captions:

●	Consolidated Balance Sheets
●	Consolidated Statements of Comprehensive Income/(Loss)
●	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)
●	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm (PCAOB ID 1379)

The items are included on pages F10 through F30 of the 2023 Annual Report.

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on this evaluation, our management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

/s/ John Sharman	/s/ Salesh Balak
John Sharman	Salesh Balak
Principal Executive Officer	Principal Financial Officer

February 29, 2024

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023, in connection with our Annual Meeting of Stockholders in 2024 (the “2024 Proxy Statement”) under the captions “Management of the Company” and, if applicable, “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the 2024 Proxy Statement under the captions “Management of the Company – Compensation of Directors,” “Executive Compensation” and “Management of the Company – Board Meetings and Board Committees – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the 2024 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation – Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the 2024 Proxy Statement under the captions “Certain Relationships and Related Transactions,” and “Management of the Company.”

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the 2024 Proxy Statement under the caption “Independent Public Accountants – Audit Fees.”

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements

The following financial statements are incorporated by reference from pages F-9 through F-30 of our Annual Report to Stockholders for the fiscal year ended December 31, 2023, as provided in Item 8 hereof:

(a)(2)	All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

(a)(3) and (b) Exhibits – Refer below.

Exhibit Number	Description	Location
3.1	Amended and restated certificate of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.
3.2	Amended and restated by-laws dated December 5, 2006.	Incorporated by reference to our Amendment No. 5 to Form 10 filed on April 29, 2008 as Exhibit 3.2.
4.3	Description of Securities	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2021 as Exhibit 4.3.
10.1	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.
10.2	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.
10.3	Form of indemnity agreement entered into with directors of us, our principal financial officer and company secretary	Incorporated by reference to our Current Report on Form 8-K filed on March 7, 2022 as Exhibit 10.1.
10.4#	CEO Option Plan.	Incorporated by reference to our Current Report on Form 8-K filed on September 17, 2021 as Exhibit 10.1.
10.5#	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.
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

10.7	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.
10.8	Deed of Surrender and Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd	Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2021 as Exhibit 10.1.
10.9	Employment agreement between Universal Biosensors Pty Ltd and Mr. John Sharman effective March 3, 2020.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on May 1, 2020 as Exhibit 10.1
10.10	Definitive Agreements between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 18, 2019.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2019 as Exhibit 10.23
10.11#	Employee Incentive Plan	Incorporated by reference to our Current Report on Form 8-K filed on September 17, 2021 as Exhibit 10.2.
10.12#	Award Agreement between Universal Biosensors, Inc. and Mr. Salesh Balak, dated February 28, 2021	Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2021 as Exhibit 10.2.
10.13#	Award Agreement between Universal Biosensors, Inc. and Mr. John Sharman, dated February 28, 2021	Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2021 as Exhibit 10.3.
10.14	Underwriting Agreement between Viburnum Funds Pty Ltd and Universal Biosensors, Inc.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 10, 2022 as Exhibit 10.18.
13.0	Annual Report.	Filed herewith.
14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.
21.0	List of Subsidiaries.	Filed herewith.
24.0	Power of Attorney.	Included on signature page.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

101

The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the financial year ended December 31, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income/(Loss), (iii) the Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income/(Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101.
#	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John Sharman	Chief Executive Officer	February 29, 2024
John Sharman	(Principal Executive Officer)

/s/ Salesh Balak	Chief Financial Officer	February 29, 2024
Salesh Balak	(Principal Financial Officer and Principal Accounting Officer)

/s/ Craig Coleman	Director	February 29, 2024
Craig Coleman

/s/ Judith Smith	Director	February 29, 2024
Judith Smith

/s/ David Hoey	Director	February 29, 2024
David Hoey

/s/ Graham McLean	Non-Executive Chairman and Director	February 29, 2024
Graham McLean