Form 10-Q
period 2024-03-31
UNIVERSAL BIOSENSORS INC
filed 2024-05-02
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 231,400,768 shares of Common Stock, U.S.$0.0001 par value, outstanding as of May 2, 2024.

UNIVERSAL BIOSENSORS, INC.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	1)	Consolidated condensed balance sheets at March 31, 2024 and December 31, 2023	1
	2)	Consolidated condensed statements of comprehensive income/(loss) for the three months ended March 31, 2024 and 2023	2
	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the three months ended March 31, 2024 and 2023	3
	4)	Consolidated condensed statements of cash flows for the three months ended March 31, 2024 and 2023	4
	5)	Notes to consolidated condensed financial statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17

Item 3	Quantitative and Qualitative Disclosures About Market Risk		23

Item 4	Controls and Procedures		23

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		24

Item 1A	Risk Factors		24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		24

Item 3	Defaults Upon Senior Securities		24

Item 4	Mine Safety Disclosures		24

Item 5	Other Information		25

Item 6	Exhibits		25

	Exhibit 10.15
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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	7,039,096	10,240,429
Inventories	5,382,903	4,377,933
Accounts receivable	2,336,644	2,125,500
Prepayments	1,183,296	1,200,188
Restricted cash	35,000	35,000
Research and development tax incentive receivable	3,888,691	3,774,343
Other current assets	192,878	249,540
Total current assets	20,058,508	22,002,933
Non-current assets:
Property, plant and equipment	32,430,345	32,304,310
Less accumulated depreciation	(27,706,022)	(27,456,376)
Property, plant and equipment - net	4,724,323	4,847,934
Right-of-use asset - operating leases	2,653,594	2,662,885
Right-of-use asset - finance leases	46,737	49,074
Restricted cash	320,000	320,000
Other non-current assets	92,092	90,045
Total non-current assets	7,836,746	7,969,938
Total assets	27,895,254	29,972,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	345,345	1,240,902
Accrued expenses	2,122,231	2,056,929
Contract liabilities	0	36,132
Lease liability - operating leases	847,578	825,475
Lease liability - finance leases	9,345	9,236
Employee entitlements liabilities	920,405	869,195
Short-term loan	607,388	911,082
Total current liabilities	4,852,292	5,948,951
Non-current liabilities:
Asset retirement obligations	1,231,150	1,214,255
Employee entitlements liabilities	86,020	76,165
Lease liability - operating leases	3,018,114	3,179,294
Lease liability - finance leases	44,020	46,397
Total non-current liabilities	4,379,304	4,516,111
Total liabilities	9,231,596	10,465,062

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued & outstanding nil at March 31, 2024 (nil at December 31, 2023). Common stock, US$0.0001 par value. Authorized 300,000,000 shares; issued & outstanding 231,400,768 shares at March 31, 2024 (212,369,435 at December 31, 2023)	23,140	21,237
Additional paid-in capital	121,656,307	119,239,087
Accumulated deficit	(99,420,347)	(92,678,783)
Current year loss	(3,438,811)	(6,741,564)
Accumulated other comprehensive loss	(156,631)	(332,168)
Total stockholders’ equity	18,663,658	19,507,809
Total liabilities and stockholders’ equity	27,895,254	29,972,871

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended March 31,
	2024	2023
	A$	A$
Revenue
Revenue from products	1,179,843	1,174,959
Revenue from services	289,667	120,505
Total revenue	1,469,510	1,295,464
Operating costs and expenses
Cost of goods sold	481,467	369,971
Cost of services	110,177	48,717
Total cost of goods sold and services	591,644	418,688
Gross profit	877,866	876,776
Other operating costs and expenses
Depreciation and amortization	253,098	218,223
Research and development	254,217	1,854,463
Selling, general and administrative	4,025,382	3,321,305
Total operating costs and expenses	4,532,697	5,393,991
Loss from operations	(3,654,831)	(4,517,215)
Other income/(expense)
Interest income	68,656	206,474
Interest expense	(6,687)	(7,752)
Financing costs	(16,895)	(46,860)
Research and development tax incentive income	114,348	528,278
Exchange gain/(loss)	13,846	(5,191)
Other income	42,752	53,478
Total other income	216,020	728,427
Net loss before tax	(3,438,811)	(3,788,788)
Income tax benefit/(expense)	0	0
Net loss after tax	(3,438,811)	(3,788,788)

Net loss per share
Net loss per share - basic and diluted	(0.02)	(0.02)
Average weighted number of shares - basic and diluted	213,833,384	212,351,935

Other comprehensive gain/(loss), net of tax:
Foreign currency translation reserve	175,537	(80,235)
Other comprehensive income/(loss)	175,537	(80,235)
Comprehensive loss	(3,263,274)	(3,869,023)

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended March 31, 2024

			Additional		Other	Total
	Ordinary shares		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income/ (loss)	equity
		A$	A$	A$	A$	A$

Balances at January 1, 2024	212,369,435	21,237	119,239,087	(99,420,347)	(332,168)	19,507,809
Net loss	0	0	0	(3,438,811)	0	(3,438,811)
Issuance of common stock at A$0.15 per share, net of issuance costs	16,666,667	1,667	1,901,301	0	0	1,902,968
Other comprehensive income	0	0	0	0	175,537	175,537
Performance awards and exercise of stock options	2,364,666	236	472,697	0	0	472,933
Stock-based compensation expense	0	0	43,222	0	0	43,222
Capitalized stock-based compensation	0	0	0	0	0	0
Balances at March 31, 2024	231,400,768	23,140	121,656,307	(102,859,158)	(156,631)	18,663,658

Three Months Ended March 31, 2023

			Additional		Other	Total
	Ordinary shares		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income/ (loss)	equity
		A$	A$	A$	A$	A$

Balances at January 1, 2023	211,844,435	21,184	119,040,784	(92,678,783)	(291,714)	26,091,471
Net loss	0	0	0	(3,788,788)	0	(3,788,788)
Other comprehensive loss	0	0	0	0	(80,235)	(80,235)
Performance awards and exercise of stock options	525,000	53	(53)	0	0	0
Stock-based compensation expense	0	0	48,885	0	0	48,885
Balances at March 31, 2023	212,369,435	21,237	119,089,616	(96,467,571)	(371,949)	22,271,333

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023
	A$	A$
Cash flows from operating activities:
Net loss	(3,438,811)	(3,788,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253,098	221,675
Impairment of definite-lived intangible assets	0	0
Stock-based compensation expense	43,222	48,885
Non-cash lease (benefit)/expense	(155,127)	21,675
Unrealized foreign exchange losses/(gains)	134,606	(62,680)
Change in assets and liabilities:
Other liabilities	0	0
Inventories	(1,004,970)	156,595
Accounts receivable	(211,144)	(459,167)
Prepayments and other assets	(40,539)	(1,484,826)
Other non-current assets		(517)
Contract liabilities	(36,132)	11,691
Employee entitlements	61,065	83,241
Accounts payable and accrued expenses	(1,346,103)	(558,989)
Net cash used in operating activities	(5,740,835)	(5,811,205)
Cash flows from investing activities:
Purchases of property, plant and equipment	(77,728)	(404,382)
Net cash used in investing activities	(77,728)	(404,382)
Cash flows from financing activities:
Proceeds from borrowings	0	1,056,059
Repayment of borrowings	(303,694)	(351,637)
Proceeds from issuance of common stock, net of issuance costs	2,500,000	0
Exercise of options	472,933	0
Other	(2,309)	(31,783)
Net cash provided by financing activities	2,666,930	672,639
Net decrease in cash, cash equivalents and restricted cash	(3,151,633)	(5,542,948)
Cash, cash equivalents and restricted cash at beginning of period	10,595,429	26,824,851
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(49,700)	(7,212)
Cash, cash equivalents and restricted cash at end of period	7,394,096	21,274,691

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the consolidated condensed financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K” or “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2024. The year-end consolidated condensed balance sheets data as at December 31, 2023 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Recent Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(a) Recent issued accounting standards not yet adopted

Nil

(b) Recent adopted accounting standards

ASU No. 2023-09, “Improvement to Income Tax Disclosures”

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The amendments in this ASU are effective for annual periods beginning on January 1, 2025, and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted.

On January 1, 2024, the Company adopted the new accounting pronouncement ASU No. 2023-09. The adoption of ASU No. 2023-09 did not have any impact on the consolidated condensed financial statements or results of operations.

ASU No. 2023-07 “Improvements to Reportable Segment Disclosures”

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. For public business entities, the amendments in this ASU are effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025, and should be applied on a retrospective basis for all periods presented. For entities other than public business entities, the ASU is effective for annual periods beginning after December 15, 2025.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

On January 1, 2024, the Company adopted the new accounting pronouncement ASU No. 2023-07. The adoption of ASU No. 2023-07 did not have any impact on the consolidated condensed financial statements or results of operations.

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

The Company maintains cash and restricted cash, which includes collateral for facilities.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Nature of goods and services

The following is a description of products and services from which the Company generates its revenue.

Products and services	Nature, timing of satisfaction of performance obligations and significant payment terms
Coagulation testing products (“Xprecia”)

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

Wine testing products (“Sentia”)

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

Veterinary diabetes product (“Petrackr”)

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

See Note 8 to the Consolidated Condensed Financial Statements for a disaggregation of revenue.

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

The Company has recorded research and development tax incentive income of A$114,348 and A$528,278 for the three months ended March 31, 2024 and 2023, respectively. In the three months ended March 31, 2024 there is reasonable assurance that the aggregate turnover of the Company for the year ended December 31, 2024 will not exceed A$20,000,000.

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

Employee Benefit Costs

The Company contributes a portion of each employee’s salary to standard defined contribution superannuation funds on behalf of all eligible UBS employees in line with legislative requirements. The contribution rate increased from 10.0% to 10.5% for the period commencing July 1, 2022 and increased to 11.0% on July 1, 2023. Superannuation is an Australian compulsory savings program plan for retirement whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they have reached the statutory retirement age. Whilst the Company has a third-party default superannuation fund, it permits UBS employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated condensed statements of comprehensive income/(loss) as the expense is incurred.

Registered Retirement Savings Plan and Deferred Sharing Profit Plan

The Company provides eligible HRL employees with a retirement plan. The retirement plan includes a Registered Retirement Savings Plan (“RRSP”) and Deferred Profit Sharing Plan (“DPSP”). The RRSP is voluntary and the employee contributions are matched by the Company up to a maximum of 5% based on their continuous years of service and placed into the RRSP. The Company contributes 1% to 2% of the employee’s base earnings towards the DPSP. The DPSP contributions are vested immediately.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Employee Entitlements Liabilities

Employee entitlements to annual leave and long service leave are recognized when they accrue to employees. A provision is made for the estimated liability for annual leave and long-service leave as a result of services rendered by employees up to the balance sheet date.

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

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

2. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same such amounts shown in the consolidated condensed statements of cash flows.

	March 31, 2024	December 31, 2023
	A$	A$
Cash and cash equivalents	7,039,096	10,240,429
Restricted cash – current assets	35,000	35,000
Restricted cash – non-current assets	320,000	320,000
	7,394,096	10,595,429

Restricted cash maintained by the Company in the form of term deposits is as follows:

	March 31, 2024	December 31, 2023
	A$	A$
Collateral for facilities - current assets	35,000	35,000
Collateral for facilities - non-current assets	320,000	320,000
	355,000	355,000

Collateral for facilities represents a letter of credit for A$35,000 issued in favour of American Express Australia Ltd (current), bank guarantee of A$250,000 for commercial lease of UBS’ premises (non-current) and security deposit on Company’s credit cards of A$70,000 (non-current).

Interest earned on the restricted cash for the three months ended March 31, 2024 and 2023 was A$3,849 and A$7,808 respectively.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

3. Inventories

	March 31, 2024	December 31, 2023
	A$	A$
Raw materials	368,208	261,753
Work in progress	684,661	273,965
Finished goods	4,330,034	3,842,215
	5,382,903	4,377,933

4. Receivables

	March 31, 2024	December 31, 2023
	A$	A$
Accounts receivable	2,336,644	2,125,500
Allowance for credit losses	0	0
	2,336,644	2,125,500

5. Property, Plant and Equipment

	March 31, 2024	December 31, 2023
	A$	A$
Plant and equipment	23,087,849	22,962,369
Leasehold improvements	9,342,496	9,341,941
	32,430,345	32,304,310
Accumulated depreciation	(27,706,022)	(27,456,376)
Property, plant & equipment - net	4,724,323	4,847,934

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

	March 31, 2024	December 31, 2023
	A$	A$
Operating lease right-of-use assets:
Non-current	2,653,594	2,662,885
Operating lease liabilities:
Current	847,578	825,475
Non-current	3,018,114	3,179,294

Weighted average remaining lease terms (in years)	6.3	6.3
Weighted average discount rate	4.6%	4.8%

The components of lease income/expense were as follows:

	Three Months Ended March 31,
	2024	2023
	A$	A$
Fixed payment operating lease expense	115,336	241,523
Short-term lease expense	787	0
Sub-lease income	36,391	33,478

The sublease income is deemed an operating lease.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The components of the fixed payment operating and short-term lease expense as classified in the consolidated condensed statements of comprehensive income/(loss) are as follows:

	Three Months Ended March 31,
	2024	2023
	A$	A$
Cost of services	14,979	9,644
Research and development	34,963	51,773
Selling, general and administrative	65,394	180,106
	115,336	241,523

Supplemental cash flow information related to the Company’s leases was as follows:

	Three Months Ended March 31,
	2024	2023
	A$	A$
Operating cash outflows from operating leases	249,971	240,291

Supplemental non-cash information related to the Company’s leases was as follows:

	Three Months Ended March 31,
	2024	2023
	A$	A$
Right-of-use assets obtained in exchange for lease liabilities	0	28,353
Right-of-use asset modifications	0	0

Future lease payments are as follows:

	March 31, 2024	December 31, 2023
	A$	A$
1 year	1,013,110	998,418
2 years	877,472	1,022,251
3 years	418,798	407,413
4 years	426,376	416,427
5 years	430,778	418,875
Thereafter	1,312,200	1,388,933
Total future lease payments	4,478,734	4,652,317
Less: imputed interest	(613,042)	(647,548)
Total operating lease liabilities	3,865,692	4,004,769
Current	847,578	825,475
Non-current	3,018,114	3,179,294

On March 1, 2024, HRL entered into a tenancy agreement for an office space for a 12-month period in Hamilton, Canada. As of March 31, 2024, the Company has not entered into any operating or finance lease agreements that have not yet commenced.

7. Short-Term Loan

In December 2023 the Company entered into a short-term loan facility to finance its 2024 Insurance Premium. The total amount available and drawn down under the facility is A$911,082. The facility is repayable in nine monthly installments which commenced in January 2024 and has an effective annual interest rate of 1.99%. The short-term borrowing is secured by proceeds of or payable under any insurance including proceeds or refunds from the cancellation or termination of any insurance.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

8. Revenue

Disaggregation of Revenue

In the following table, revenue is disaggregated by major product and service lines and timing of revenue recognition.

	Three Months Ended March 31,
	2024	2023
	A$	A$
Major product/service lines
Coagulation testing products	627,992	580,559
Laboratory testing services	289,667	120,505
Wine testing products	526,688	594,400
Veterinary diabetes products	25,163	0
	1,469,510	1,295,464

Timing of revenue recognition
Products and services transferred at a point in time	1,469,510	1,295,464

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers.

	Three Months Ended March 31,
	2024	2023
	A$	A$
Receivables	2,336,644	1,433,490
Contract liabilities	0	41,542

The Company’s contract liabilities represent the Company’s obligation to transfer products to customers for which the Company has received consideration from customers, but the transfer has not yet been completed.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Three Months Ended March 31,
	2024	2023
	A$	A$
Contract Liabilities - current
Opening balance	36,132	29,851
Closing balance	0	41,542
Net increase/(decrease)	(36,132)	11,691

The Company expects all of the Company’s contract liabilities to be realized by December 31, 2024.

9. Other Income

Other income is recognized when there is reasonable assurance that the income will be received, and the consideration can be reliably measured.

Other income is as follows for the relevant periods:

	Three Months Ended March 31,
	2024	2023
	A$	A$
Federal and state government subsidies	0	20,000
Rental income	36,391	33,478
Other income	6,361	0
	42,752	53,478

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

10. Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income. Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders and for the Company, includes net income/(loss).

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Three Months Ended March 31, 2024
Foreign currency translation reserve	175,537	0	175,537
Other comprehensive gain	175,537	0	175,537

Three Months Ended March 31, 2023
Foreign currency translation reserve	(80,235)	0	(80,235)
Other comprehensive loss	(80,235)	0	(80,235)

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

11. Related Party Transactions

Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances and other similar items in the ordinary course of business, are set out below:

On March 1, 2024, the Company announced a fully underwritten non-renounceable rights issue of new CHESS depositary interests over fully paid ordinary shares in UBI (“New CDIs”) to raise approximately A$10 million (“Entitlement Offer”) at a ratio of 1 New CDI for approximately every 3.47 existing CDIs held at the record date, being April 16, 2024. In addition, participants in the Entitlement Offer shall receive one attaching option to acquire CDIs for each New CDI acquired under the Entitlement Offer at an exercise price of A$0.20 (“Options”). The Options will vest upon issue, expire 3 years from the date of issue, be exercisable in multiple tranches and each entitle the option holder to 1 CDI upon exercise (subject to any adjustments for reconstructions or bonus issues in accordance with the Listing Rules).

In connection with the Entitlement Offer, the Company received a binding commitment from the Underwriter, Viburnum Funds Pty Ltd (“Viburnum”) to fully underwrite the Entitlement Offer. The underwriting commitment term sheet provides that the Underwriter shall have the right to require the Entitlement Offer to be repriced in the event that the trading price of the Company’s CDI's falls below A$0.10 per existing CDI for any three consecutive days prior to the special meeting of stockholders to be held on April 10, 2024. In the event the parties are unable to agree on the repriced amount, Viburnum shall be entitled to terminate its obligations under the underwriting commitment term sheet. The Company’s share price did not fall below A$0.10 per existing CDI for any three consecutive days prior to the special meeting of stockholders held on April 10, 2024.

Mr. Craig Coleman is a Non-Executive Director of the Company and an Executive Chairman and associate of the Underwriter. Viburnum, as investment manager for its associated funds and entities holds voting power over approximately 25% of the Company’s shares.

The Company has agreed, subject to the approval of the stockholders of the Company, to issue Viburnum 13,849,567 options, as its underwriting fee ("Underwriter Options"), equal in value to 5.0% of the underwritten amount of A$10 million. The Underwriter Options will be issued on the same terms as the Options issued to investors under the Entitlement Offer. If the Underwriter Options are not issued, including where stockholder approval is not obtained for the issue of Underwriter Options, the Company shall pay Viburnum an underwriting fee equal to 6% of the underwritten amount of A$10 million in cash, at the time of issue of CDIs under the Entitlement Offer. The approval of the stockholders to issue Viburnum 13,849,567 options was received at a special meeting of stockholders held on April 10, 2024 (the “Meeting”).

The Securities have not been and will not be registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States or to, or for the account of, a U.S. Person (within the meaning of Regulation S under the Securities Act), absent registration or an applicable exemption from the registration requirements. Hedging transactions involving these securities may not be conducted unless in compliance with the Securities Act.

In addition, the Company will be required to seek stockholder approval to amend its certificate of incorporation to increase the number of authorized shares of common stock available for issuance at a special meeting of stockholders. The consummation of the Entitlement Offer will be conditioned on such approval. The Company intends to seek such approval and the approval of the issuance of the Underwriter Options at a special meeting of stockholders to be held on April 10, 2024. These approvals were received at the Meeting.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

On May 27, 2022, Viburnum acquired from Mr. Sharman unlisted options to purchase up to 1,000,000 ordinary shares at A$0.57 per option. The options fully vested on March 25, 2020, had an exercise price of A$0.20 and have an expiry date of March 24, 2024. These options were exercised on March 22, 2024.

In March 2024, Mr. Sharman and his associates exercised 1,364,666 options at an exercise price of A$0.20 per option.

There were no material related party transactions or balances as at March 31, 2024 other than as disclosed above.

12. Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at March 31, 2023 and December 31, 2023. Purchase commitments are entered into with various parties to purchase products and services such as equipment, technology and consumables used in R&D and commercial activities. Purchase commitments contracted for as at March 31, 2024 and December 31, 2023 were A$2,852,220 and A$3,484,474, respectively.

13. Segment Information

We operate in one segment. We are a specialist biosensors Company focused on the development, manufacture and commercialization of a range of point of use devices for measuring different analytes across different industries.

Our operations are in Australia, US, Europe and Canada. The chief operating decision maker of the Company is the Chief Executive Officer.

14. Subsequent Events

At the Meeting, amongst other matters, the following resolutions were passed:

●	issue of Underwriter Options

●	amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 300,000,000 to 750,000,000

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Key developments include:

●	A$2.50 million raised pursuant to a placement and A$10.00 million to be raised pursuant to a fully underwritten entitlement offer which closed on May 1, 2024, both at an issue price of $0.15
●

Receipt of FDA 510(k) and CLIA Waiver approval for Xprecia Prime for the full measuring range of 0.8 – 8.0 INR which allows the Company to sell Xprecia Prime into healthcare professional settings (including CLIA waived facilities) such as hospitals, clinics and doctor’s office in the U.S.

●	Total revenue increased 13% in Q1 2024 to A$1.47 million when compared to Q1 2023
●	Gross profit from products and services remained stable in Q1 2024 when compared to Q1 2023
●	Operating costs decreased in Q1 2024 when compared to Q1 2023 as follows:
o	R&D expenses declined by 86% to A$0.25 million
o	Total operating expenses declined by 16% to A$4.53 million
●	Net loss after tax improved by A$0.35 million in Q1 2024 when compared to Q1 2023

Results of Operations

Analysis of Consolidated Revenue

The financial results of the products and services we generated revenues from during the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	A$	A$
Revenue from products & services	1,469,510	1,295,464
Cost of goods sold and services	(591,644)	(418,688)
Gross profit	877,866	876,776

●	Revenue from products and services increased by 13%
●	Gross profit remained stable

Revenue from Products

The financial results of the products we sold during the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	A$	A$
Xprecia	627,992	580,559
Sentia	526,688	594,400
Petrackr	25,163	0
	1,179,843	1,174,959
Cost of goods sold	(481,467)	(369,971)
Gross profit	698,376	804,988

Our total revenue from products remained stable.

Revenue from Xprecia grew by 8% as our client base increases through our sales and marketing initiatives. Sentia strip sales increased by 35% but our overall Sentia revenue declined by 11% primarily as a result of large stocking orders placed for devices during Q1 2023. Petrackr, launched in May 2023, generated revenue of A$25,163.

Gross profit declined by 13% primarily as a result of large stocking orders placed for devices in Q1 2023.

Revenue from Services

The financial results of the laboratory testing services we provided during the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	A$	A$
Laboratory testing services	289,667	120,505
Cost of services	(110,177)	(48,717)
Gross profit	179,490	71,788

Revenue from laboratory testing services increased by 140% during the three months ended March 31, 2024, compared to the same period in the previous financial year due to new revenue generating customers. Gross profit margin has remained stable.

Depreciation and Amortization Expenses

	Three Months Ended March 31,
	2024	2023
	A$	A$
Depreciation	210,798	219,337
Amortization	43,822	2,338
Depreciation allocated to cost of goods sold & services	(1,522)	(3,452)
	253,098	218,223

Depreciation of fixed assets is calculated on a straight-line basis over the useful life of property, plant and equipment. Decrease in depreciation is as a result of certain assets fully depreciated.

Amortization expense for the three months ended March 31, 2024 represents the Company’s software. Increase in amortization expense is as a result of certain software costs which were still in development for the three months ended March 31, 2023 and were not amortized have since been completed and subject to amortization during the current period.

Research and Development Expenses

	Three Months Ended March 31,
	2024	2023
	A$	A$
Research and development expenses	254,217	1,854,463

Our research and development (“R&D”) expenditure declined by 86% during the three months ended March 31, 2024, compared to the same period in the previous financial year. The primary focus of the R&D activities during the three months ended March 31, 2024 were:

●	activities undertaken to support Xprecia Prime’s submission to the FDA. FDA 510(k) and CLIA Waiver approval for the Xprecia Prime device was received in March 2024
●	developing Sentia Alcohol and further enhancement of certain Sentia tests that has already been launched
●	completing proof of concept for detecting heavy metals and other impurities in water
●	developing the Company’s Oncology platform biosensors used for the detection, staging and monitoring of cancer
●	developing the Company’s Aptamer based sensing platform including COVID-19 and female fertility testing

Research is focused on demonstrating technical feasibility of new technology applications and generally does not incur a large amount of expenses. Development activity is focused on turning these technology platforms into commercial-ready products and represents the majority of the Company’s research and development expenses. For the three months ended March 31 ,2023, we had a number of projects in the development phase which included Xprecia Prime, Petrackr and Sentia Fructose, Acetic Acid and Titratable Acidity tests hence the higher R&D expenses in that quarter compared to the three months ended March 31, 2024 wherein most of the projects are in the research phase.

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

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023
	A$	A$
Selling, general and administrative	4,025,382	3,321,305

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

Selling, general and administrative expenses increased by 21% during the three months ended March 31, 2024, compared to the same period in the previous financial year primarily due to an investment in the Company’s sales and marketing efforts. The Company now has multiple products in the market compared to the same period in the previous financial year and these products are supported by various marketing campaigns and awareness including sales personnel to support our pipeline of products, webinar series and focused direct marketing campaign.

Interest Income

Interest income decreased by 67% to A$68,656 during the three months ended March 31, 2024, compared to the same period in the previous financial year. The decrease in interest income is generally attributable to the lower amount of funds available for investment.

Interest Expense

Interest expense relates to interest being charged on the secured short-term borrowing initiated by the Company for the 2024 financial year and the interest expense on finance lease liabilities.

Financing Costs

Disclosed in this account is accretion expense which is associated with the Company’s asset retirement obligations (“ARO”). Decrease in financing costs is as a result of change of estimate for the ARO liability.

Research and Development Tax Incentive Income

As at March 31, 2024 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2024 will be less than A$20,000,000 and accordingly an estimated A$114,348 has been recorded as research and development tax incentive income for the three months ended March 31, 2024. The decrease period on period is driven by the decrease in eligible research and development expenditure incurred during the three months ended March 31, 2024 as compared to the previous financial year.

Research and development tax incentive income for the 2023 financial year has not yet been received and as such is recorded in “Research and development tax incentive receivable” in the consolidated condensed balance sheet.

Exchange Gain/(Loss)

Foreign exchange gains and losses arise from the settlement of foreign currency transactions that are translated into the functional currency using the exchange rates prevailing at the dates of the transactions and from the translation at period end exchange rates of monetary assets and liabilities denominated in foreign currencies.

Other Income

Other income is as follows for the relevant periods:

	Three Months Ended March 31,
	2024	2023
	A$	A$
Federal and state government subsidies	0	20,000
Rental income	36,391	33,478
Other income	6,361	0
	42,752	53,478

Critical Accounting Estimates and Judgments

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Significant items subject to such estimates and assumptions include research and development tax incentive income, stock-based compensation expenses and asset retirement obligations:

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

Asset Retirement Obligations

ARO are legal obligations associated with the retirement and removal of long-lived assets. ARO reflects estimates of future costs directly attributable to remediating the liability, inflation, assumptions of risks associated with the future cash outflows, and the applicable risk-free interest rates for discounting future cash outflows. Changes in these factors can result in a change to the ARO recognized by the Company.

Note 1, “Summary of Significant Accounting Policies” in Item 1 of this Form 10-Q and Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2023 Form 10-K describes in further detail the significant accounting policies and methods used in the preparation of the Company’s consolidated condensed financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue and expenses. Actual results may differ from these estimates.

Financial Condition, Liquidity and Capital Resources

Net Cash/(Debt)

Our net cash position is shown below:

	March 31, 2024	December 31, 2023
	A$	A$
Cash and cash equivalents
Cash and cash equivalents	7,039,096	10,240,429
Debt
Short term debt/ loan	607,388	911,082
Net cash	6,431,708	9,329,347

Since inception, we have financed our business primarily through the issuance of equity securities, funding from strategic partners, government grants and rebates (including the research and development tax incentive income), cash flows generated from operations and a loan.

The Group has experienced net cash outflows over recent periods, predominantly in conducting research & development activities, product approval and registrations, launch of our products and support of the same in the marketplace. We continue to reduce research & development expenditure and other operating expenditure in the foreseeable future and focus on increasing our commercialization efforts. We are closely monitoring the success of our commercialization efforts in relation to the newly launched product portfolio and their impact on our cash position. Given the natural uncertainty that arises with the launch of new products, if we were to experience delays or encounter issues in these commercialization efforts, we would need and expect to adjust our operating expenditure accordingly, to ensure sufficient cash remains available to fund our operations for at least the next twelve months from the date of issuance. We do not have any external long-term debt obligations and are not subject to any covenant obligations.

We believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months from the date of issuance. Liquidity risk is the risk that the Company may encounter difficulty meeting obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The purpose of liquidity management is to ensure that there is sufficient cash to meet all the financial commitments and obligations of the Company as they come due. In managing the Company’s capital, management estimates future cash requirements by preparing a budget and a multi-year plan for review and approval by the Board of Directors (“the Board”). The budget is reviewed and updated periodically and establishes the approved activities for the next twelve months and estimates the costs associated with those activities. The multi-year plan estimates future activity along with the potential cash requirements and is based upon management’s assessment of current progress along with the expected results from the coming years’ activity. Budget to actual variances is prepared and reviewed by management and are presented on a regular basis to the Board.

The carrying value of the cash and cash equivalents and the accounts receivables approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. A financial asset is a non-physical asset whose value is derived from a contractual claim and in our case includes cash and cash equivalents, accounts receivables, fixed assets and equity shares. There were no impairments recognized as at March 31, 2024 or for the year ended December 31, 2023.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	March 31, 2024	December 31, 2023
	A$	A$
Cash and cash equivalents	7,039,096	10,240,429
Working capital	15,206,216	16,053,982
Ratio of current assets to current liabilities	4.13	3.70
Shareholders’ equity per common share	0.08	0.09

The movement in cash and cash equivalents and working capital (calculated as current assets less current liabilities) during the above periods was primarily the result of ongoing investment in our R&D activities and the general operations of the Company. The Company also raised A$2.50 million via an institutional placement at an issue price of A$0.15 per New CDIs in March 2024. There were certain options exercised in March 2024 which raised A$0.47 million. The Company is also raising A$10.00 million pursuant to a fully underwritten entitlement offer which closed on May 1, 2024, at an issue price of $0.15 per New CDI.

We have not identified any collection issues with respect to receivables.

Summary of Cash Flows

	March 31, 2024	December 31, 2023
	A$	A$
Cash provided by/(used in):
Operating activities	(5,740,835)	(5,811,205)
Investing activities	(77,728)	(404,382)
Financing activities	2,666,930	672,639
Net decrease in cash, cash equivalents and restricted cash	(3,151,633)	(5,542,948)

Our net cash used in operating activities for all periods represents receipts offset by payments for our R&D projects including efforts involved in establishing and maintaining our manufacturing operations and selling, general and administrative expenditure. Cash outflows from operating activities primarily represent the ongoing investment in our efforts to promote brand awareness of our products, R&D activities and the general operations of the Company. As our products capture increases market share, we expect our inflows from the receipt from our customers to eventually exceed the cash outflows from operating activities.

Our net cash used in investing activities for all periods is primarily for the purchase of various equipment and for the various continuous improvement programs we are undertaking.

Our net cash increase in financing activities for the three months ended March 31, 2024 is primarily the result of A$2.50 million raised pursuant to a placement which occurred in March 2024. There were certain options exercised in March 2024 which raised A$0.47 million. The balance, including the financing activities for the three months ended March 31, 2023 primarily represents proceeds received in the form of a short-term loan to finance our insurance program and repayment of the same.

Off-Balance Sheet Arrangement

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item	1	Legal Proceedings

None.

Item	1A	Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2022 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since the 2023 Form 10-K.

Item	2	Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2024, the Company issued 16,666,667 CHESS Depositary Interests over fully paid shares of common stock of the Company (“CDIs”) at A$0.15 per CDI in a placement offering (the “Placement”) to selected institutional investors (the “Placement Participants”) and received aggregate gross proceeds of approximately A$2.5 million in connection therewith. The Company has also agreed, subject to receipt of stockholder approval which was received at the Meeting, to issue to Placement Participants one option (the “Options”) to acquire CDIs for the exercise price of A$0.20 per CDI for each CDI acquired under the Placement. The issuance of CDIs in the Placement was made in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation S promulgated under the Securities Act.

On April 11, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with an underwriter named in the Underwriting Agreement (the “Underwriter”), whereby the Company agreed to issue: (i) up to 66,666,667 shares of its common stock in the form of CHESS Depositary Interests (“CDIs”), each of which represents a beneficial interest of one (1) fully paid share of the Company’s common stock together with (ii) options to purchase CDI for an exercise price of A$0.20 and expiry date 3 (three) years from the date of issue (the “Offer Options”), with one (1) Offer Option attaching to each such CDI, in a transaction including a pro rata non-renounceable entitlement offer to eligible existing CDI holders (the “Entitlement Offer”) at a price of A$0.15 per CDI, and the Underwriter agreed to take up its full entitlement under the Entitlement Offer and fully underwrite the Entitlement Offer, which means that the Underwriter has agreed to subscribe for or procure others to subscribe for all securities (if any) not subscribed for by the Company’s eligible securityholders under the Entitlement Offer. The Underwriting Agreement additionally contemplates that, subject to approval of the Australian Securities Exchange Limited (“ASX”) and satisfaction of certain conditions, the Offer Options and the Underwriter Options (as defined below) will be listed and subsequently traded on the ASX. The Company expects to receive aggregate gross proceeds of approximately A$10 million in connection with the Entitlement Offer (excluding amounts to be raised upon exercise of the Offer Options).

Pursuant to the terms of the Underwriting Agreement, the Company agreed to issue to the Underwriter (or its nominee) up to 13,849,567 options (the “Underwriter Options”), as its underwriting fee in lieu of a cash underwriting fee of 5% of the underwritten amount of A$10 million, or A$0.5 million. The terms of the Underwriter Options are identical to the terms of the Offer Options. If the Underwriter Options are not issued to the Underwriter, the Company will be obligated to pay a cash underwriting fee of 6% of the underwritten amount of A$10 million, or A$0.6 million. The approval to issue the Underwriter Options was received at the Meeting. The Company has also agreed to pay reasonable costs and expenses incurred by the Underwriter in relation to the Entitlement Offer, including legal fees and out-of-pocket expenses.

The Underwriting Agreement contains representations, warranties, and agreements of the Company, conditions to closing, indemnification obligations of the parties, termination provisions, and other terms and conditions in each case that are customary in agreements of this type.

The Securities have not been and will not be registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States or to, or for the account of, a U.S. Person (within the meaning of Regulation S under the Securities Act), absent registration or an applicable exemption from the registration requirements. Hedging transactions involving these securities may not be conducted unless in compliance with the Securities Act.

Proceeds of the Placement and the Entitlement Offer shall be applied to sustain growth, support ongoing product development, fund short term operating losses and operate and expand marketing and sales development, particularly in relation to the sale of UBI’s Xprecia Prime device following its recent FDA approval.

Item	3	Defaults Upon Senior Securities

None.

Item	4	Mine Safety Disclosures

Not applicable.

Item	5	Other Information

None.

Item	6	Exhibits

Exhibit No	Description	Location
10.15	Term sheet between Viburnum Funds Pty Ltd and Universal Biosensors, Inc. executed on February 29, 2024	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32	Section 1350 Certificate	Furnished herewith
101

The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.
(Registrant)

	By:	/s/ John Sharman
Date: May 2, 2024		John Sharman
Principal Executive Officer

Date: May 2, 2024	By:	/s/ Salesh Balak
Salesh Balak
Principal Financial Officer