Form 10-Q
period 2024-06-30
UNIVERSAL BIOSENSORS INC
filed 2024-08-02
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 298,067,435 shares of Common Stock, U.S.$0.0001 par value, outstanding as of August 2, 2024.

UNIVERSAL BIOSENSORS, INC.

TABLE OF CONTENTS

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	1)	Consolidated condensed balance sheets at June 30, 2024 and December 31, 2023	1

	2)	Consolidated condensed statements of comprehensive income/(loss) for the three and six months ended June 30, 2024 and 2023	2

	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the three and six months ended June 30, 2024 and 2023	3

	4)	Consolidated condensed statements of cash flows for the six months ended June 30, 2024 and 2023	5

	5)	Notes to consolidated condensed financial statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		18

Item 3	Quantitative and Qualitative Disclosures About Market Risk		24

Item 4	Controls and Procedures		24

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		25

Item 1A	Risk Factors		25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		25

Item 3	Defaults Upon Senior Securities		26

Item 4	Mine Safety Disclosures		26

Item 5	Other Information		26

Item 6	Exhibits		26

	Exhibit 10.16
	Exhibit 10.17
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

Universal Biosensors, Inc.

Item 1         Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	June 30, 2024	December 31, 2023
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	16,675,984	10,240,429
Inventories	5,453,183	4,377,933
Accounts receivable	1,394,657	2,125,500
Prepayments	946,284	1,200,188
Restricted cash	35,000	35,000
Research and development tax incentive receivable	677,956	3,774,343
Other current assets	326,972	249,540
Total current assets	25,510,036	22,002,933
Non-current assets:
Property, plant and equipment	32,468,868	32,304,310
Less accumulated depreciation	(27,922,184)	(27,456,376)
Property, plant and equipment - net	4,546,684	4,847,934
Right-of-use asset - operating leases	2,527,985	2,662,885
Right-of-use asset - finance leases	44,400	49,074
Restricted cash	320,000	320,000
Other non-current assets	90,067	90,045
Total non-current assets	7,529,136	7,969,938
Total assets	33,039,172	29,972,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	708,067	1,240,902
Accrued expenses	1,580,295	2,056,929
Contract liabilities	24,429	36,132
Lease liability - operating leases	857,982	825,475
Lease liability - finance leases	9,455	9,236
Employee entitlements liabilities	1,027,472	869,195
Short-term loan	303,694	911,082
Total current liabilities	4,511,394	5,948,951
Non-current liabilities:
Asset retirement obligations	1,253,655	1,214,255
Employee entitlements liabilities	111,636	76,165
Lease liability - operating leases	2,741,169	3,179,294
Lease liability - finance leases	41,614	46,397
Total non-current liabilities	4,148,074	4,516,111
Total liabilities	8,659,468	10,465,062

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued & outstanding nil at June 30, 2024 (nil at December 31, 2023). Common stock, US$0.0001 par value. Authorized 750,000,000 shares; issued & outstanding 298,067,435 shares at June 30, 2024 (Authorized 300,000,000 shares; issued & outstanding 212,369,435 at December 31, 2023)	29,807	21,237
Additional paid-in capital	131,329,812	119,239,087
Accumulated deficit	(99,420,347)	(92,678,783)
Current year loss	(7,232,875)	(6,741,564)
Accumulated other comprehensive loss	(326,693)	(332,168)
Total stockholders’ equity	24,379,704	19,507,809
Total liabilities and stockholders’ equity	33,039,172	29,972,871

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Revenue
Revenue from products	1,371,978	1,116,327	2,551,821	2,291,286
Revenue from services	253,588	187,410	543,255	307,915
Total revenue	1,625,566	1,303,737	3,095,076	2,599,201
Operating costs and expenses
Cost of goods sold	343,949	402,373	825,416	772,344
Cost of services	111,302	88,413	221,479	137,130
Total cost of goods sold and services	455,251	490,786	1,046,895	909,474
Gross profit	1,170,315	812,951	2,048,181	1,689,727
Other operating costs and expenses
Depreciation and amortization	222,609	240,706	475,707	458,929
Research and development	1,720,116	1,303,502	1,974,333	3,157,965
Selling, general and administrative	3,715,972	3,715,361	7,741,354	7,036,666
Total operating costs and expenses	5,658,697	5,259,569	10,191,394	10,653,560
Loss from operations	(4,488,382)	(4,446,618)	(8,143,213)	(8,963,833)
Other income/(expense)
Interest income	126,905	186,180	195,561	392,654
Interest expense	(6,660)	(7,727)	(13,347)	(15,479)
Financing costs	(22,505)	(46,861)	(39,400)	(93,721)
Research and development tax incentive income	580,026	567,024	694,374	1,095,302
Exchange loss	(48,965)	(10,481)	(35,119)	(15,672)
Other income	65,517	5,157,277	108,269	5,210,755
Total other income	694,318	5,845,412	910,338	6,573,839
Net profit (loss) before tax	(3,794,064)	1,398,794	(7,232,875)	(2,389,994)
Income tax benefit/(expense)	-	-	0	0
Net profit/(loss) after tax	(3,794,064)	1,398,794	(7,232,875)	(2,389,994)

Net profit/(loss) per share
Net profit/(loss) per share - basic and diluted	(0.01)	0.01	(0.03)	(0.01)
Average weighted number of shares - basic and diluted	270,961,208	212,369,435	242,397,296	212,360,733

Other comprehensive income/(loss), net of tax:
Foreign currency translation reserve	(170,062)	14,747	5,475	(65,488)
Other comprehensive income/(loss)	(170,062)	14,747	5,475	(65,488)
Comprehensive income/(loss)	(3,964,126)	1,413,541	(7,227,400)	(2,455,482)

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended June 30, 2024

	Ordinary shares		Additional paid-in	Accumulated	Other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income/ (loss)	equity
		A$	A$	A$	A$	A$

Balances at April 1, 2024	231,400,768	23,140	121,656,307	(102,859,158)	(156,631)	18,663,658
Net loss	0	0	0	(3,794,064)	0	(3,794,064)
Issuance of common stock at A$0.15 per share, net of issuance costs	66,666,667	6,667	9,632,233	0	0	9,638,900
Other comprehensive loss	0	0	0	0	(170,062)	(170,062)
Stock-based compensation expense	0	0	41,272	0	0	41,272
Balances at June 30, 2024	298,067,435	29,807	131,329,812	(106,653,222)	(326,693)	24,379,704

Six Months Ended June 30, 2024

	Ordinary shares		Additional paid-in	Accumulated	Other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income/ (loss)	equity
		A$	A$	A$	A$	A$

Balances at January 1, 2024	212,369,435	21,237	119,239,087	(99,420,347)	(332,168)	19,507,809
Net loss	0	0	0	(7,232,875)	0	(7,232,875)
Issuance of common stock at A$0.15 per share, net of issuance costs	83,333,334	8,334	11,533,534	0	0	11,541,868
Other comprehensive income	0	0	0	0	5,475	5,475
Performance awards and exercise of stock options	2,364,666	236	472,697	0	0	472,933
Stock-based compensation expense	0	0	84,494	0	0	84,494
Balances at June 30, 2024	298,067,435	29,807	131,329,812	(106,653,222)	(326,693)	24,379,704

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended June 30, 2023

	Ordinary shares		Additional paid-in	Accumulated	Other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income/ (loss)	equity
		A$	A$	A$	A$	A$

Balances at April 1, 2023	212,369,435	21,237	119,089,616	(96,467,571)	(371,949)	22,271,333
Net profit	0	0	0	1,398,794	0	1,398,794
Other comprehensive income	0	0	0	0	14,747	14,747
Stock-based compensation expense	0	0	49,437	0	0	49,437
Balances at June 30, 2023	212,369,435	21,237	119,139,053	(95,068,777)	(357,202)	23,734,311

Six Months Ended June 30, 2023

	Ordinary shares		Additional paid-in	Accumulated	Other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income/ (loss)	equity
		A$	A$	A$	A$	A$

Balances at January 1, 2023	211,844,435	21,184	119,040,784	(92,678,783)	(291,714)	26,091,471
Net loss	0	0	0	(2,389,994)	0	(2,389,994)
Other comprehensive loss	0	0	0	0	(65,488)	(65,488)
Performance awards and exercise of stock options	525,000	53	(53)	0	0	0
Stock-based compensation expense	0	0	98,322	0	0	98,322
Balances at June 30, 2023	212,369,435	21,237	119,139,053	(95,068,777)	(357,202)	23,734,311

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023
	A$	A$
Cash flows from operating activities:
Net loss	(7,232,875)	(2,389,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	475,707	465,867
Stock-based compensation expense	84,494	98,322
Non-cash lease (benefit)/expense	(7,376)	47,844
Cash lease payments	(304,222)	0
Unrealized foreign exchange gains	(32,229)	(83,576)
Change in assets and liabilities:
Other liabilities	(36,132)	(5,110,786)
Inventories	(1,075,250)	(564,486)
Accounts receivable	730,843	(489,930)
Prepayments and other assets	3,272,858	(1,686,531)
Other non-current assets	0	(3,539)
Contract liabilities	0	4,633
Employee entitlements	193,748	151,382
Accounts payable and accrued expenses	(1,243,824)	(172,203)
Net cash used in operating activities	(5,174,257)	(9,732,997)
Cash flows from investing activities:
Purchases of property, plant and equipment	(111,687)	(780,936)
Net cash used in investing activities	(111,687)	(780,936)
Cash flows from financing activities:
Proceeds from borrowings	0	1,056,059
Repayment of borrowings	(607,388)	(701,420)
Proceeds from issuance of common stock, net of issuance costs	12,409,067	0
Other	(4,452)	(33,987)
Net cash provided by financing activities	11,797,227	320,652
Net increase/(decrease) in cash, cash equivalents and restricted cash	6,511,283	(10,193,281)
Cash, cash equivalents and restricted cash at beginning of period	10,595,429	26,824,851
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(75,728)	12,330
Cash, cash equivalents and restricted cash at end of period	17,030,984	16,643,900

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the consolidated condensed financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K” or “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2024. The year-end consolidated condensed balance sheets data as at December 31, 2023 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation

The consolidated condensed financial statements include the financial statements of the Company and its wholly owned subsidiaries, UBS, UBS LLC, HRL and UBS BV. All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of the consolidated condensed financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the adequacy of the provision for expected credit losses, deferred income taxes, research and development tax incentive income, impairment of definite-lived intangible assets and stock-based compensation expenses. Actual results could differ from those estimates.

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

Universal Biosensors, Inc.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Concentration of Credit Risk and Other Risks and Uncertainties

Cash, cash equivalents, restricted cash and accounts receivable consist of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the consolidated condensed balance sheets. The Company’s cash, cash equivalents and restricted cash are primarily invested with one of Australia’s largest banks. The Company is exposed to credit risk in the event of default by the banks holding the cash, cash equivalents and restricted cash to the extent of the amount recorded on the consolidated condensed balance sheets. The Company has not experienced any losses on its deposits of cash, cash equivalents and restricted cash. In relation to receivables the Company performs ongoing credit evaluations of our customers. The provision for expected credit losses is determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.

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

Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the best estimate of the amount of probable credit losses in the existing accounts receivable. The Company evaluates the collectability of accounts receivable and records a provision for expected credit losses based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. The expense to adjust the provision for expected credit losses, if any, is recorded within selling, general and administrative expenses in the consolidated condensed statements of comprehensive income/(loss). Account balances are charged against the allowance when it is probable the receivable will not be recovered.

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

The Company has recorded research and development tax incentive income of A$580,026 and A$694,374 for the three and six months ended June 30, 2024, respectively. In the six months ended June 30, 2024 there is reasonable assurance that the aggregate turnover of the Company for the year ended December 31, 2024 will not exceed A$20,000,000.

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

Employee Benefit Costs

The Company contributes a portion of each employee’s salary to standard defined contribution superannuation funds on behalf of all eligible UBS employees in line with legislative requirements. The contribution rate increased from 10.5% to 11.0% for the period commencing July 1, 2023 and increased to 11.5% on July 1, 2024. Superannuation is an Australian compulsory savings program plan for retirement whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they have reached the statutory retirement age. Whilst the Company has a third-party default superannuation fund, it permits UBS employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated condensed statements of comprehensive income/(loss) as the expense is incurred.

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

	June 30, 2024	December 31, 2023
	A$	A$
Cash and cash equivalents	16,675,984	10,240,429
Restricted cash – current assets	35,000	35,000
Restricted cash – non-current assets	320,000	320,000
	17,030,984	10,595,429

Restricted cash maintained by the Company in the form of term deposits is as follows:

	June 30, 2024	December 31, 2023
	A$	A$
Restricted cash – current assets	35,000	35,000
Restricted cash – non-current assets	320,000	320,000
	355,000	355,000

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Collateral for facilities represents a letter of credit for A$35,000 issued in favour of American Express Australia Ltd (current), bank guarantee of A$250,000 for commercial lease of UBS’ premises (non-current) and security deposit on Company’s credit cards of A$70,000 (non-current).

Interest earned on the restricted cash for the three months ended June 30, 2024 and 2023 was A$3,849 and A$3,056, respectively and A$7,698 and A$5,900 for the six months ended June 30, 2024 and 2023, respectively.

3. Inventories

	June 30, 2024	December 31, 2023
	A$	A$
Raw materials	234,321	261,753
Work in progress	627,343	273,965
Finished goods	4,591,519	3,842,215
	5,453,183	4,377,933

4. Receivables

	June 30, 2024	December 31, 2023
	A$	A$
Accounts receivable	1,504,850	2,125,500
Allowance for credit losses	(110,193)	0
	1,394,657	2,125,500

5. Property, Plant and Equipment

	June 30, 2024	December 31, 2023
	A$	A$
Plant and equipment	23,126,920	22,962,369
Leasehold improvements	9,341,948	9,341,941
	32,468,868	32,304,310
Accumulated depreciation	(27,922,184)	(27,456,376)
Property, plant & equipment - net	4,546,684	4,847,934

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

	June 30, 2024	December 31, 2023
	A$	A$
Operating lease right-of-use assets:
Non-current	2,527,985	2,662,885
Operating lease liabilities:
Current	857,982	825,475
Non-current	2,741,169	3,179,294

Weighted average remaining lease terms (in years)	6.1	6.3
Weighted average discount rate	4.8%	4.8%

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The components of lease income/expense were as follows:

	Six Months Ended June 30,
	2024	2023
	A$	A$
Fixed payment operating lease expense	224,899	477,094
Short-term lease expense	3,111	0
Sub-lease income	73,213	66,950

The sub-lease income is deemed an operating lease.

The components of the fixed payment operating and short-term lease expense as classified in the consolidated condensed statements of comprehensive income/(loss) are as follows:

	Six Months Ended June 30,
	2024	2023
	A$	A$
Cost of services	12,383	9,644
Research and development	15,135	51,773
Selling, general and administrative	197,381	415,677
	224,899	477,094

Supplemental cash flow information related to the Company’s leases was as follows:

	Six Months Ended June 30,
	2024	2023
	A$	A$
Operating cash outflows from operating leases	499,584	486,157

Supplemental non-cash information related to the Company’s leases was as follows:

	Six Months Ended June 30,
	2024	2023
	A$	A$
Right-of-use assets obtained in exchange for lease liabilities	28,353	28,353
Right-of-use asset modifications	0	0

Future lease payments are as follows:

	June 30, 2024	December 31, 2023
	A$	A$
1 year	1,010,318	998,418
2 years	714,816	1,022,251
3 years	411,903	407,413
4 years	417,634	416,427
5 years	423,570	418,875
Thereafter	1,175,574	1,388,933
Total future lease payments	4,153,815	4,652,317
Less: imputed interest	(554,664)	(647,548)
Total operating lease liabilities	3,599,151	4,004,769
Current	857,982	825,475
Non-current	2,741,169	3,179,294

On March 1, 2024, HRL entered into a tenancy agreement for an office space for a 12-month period in Hamilton, Canada. As of June 30, 2024, the Company has not entered into any operating or finance lease agreements that have not yet commenced.

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

8. Revenue

Disaggregation of Revenue

In the following table, revenue is disaggregated by major product and service lines and timing of revenue recognition.

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Major product/service lines
Coagulation testing products	799,736	245,066	1,427,728	825,625
Laboratory testing services	253,588	187,410	543,255	307,915
Wine testing products	541,683	563,217	1,068,371	1,157,617
Veterinary diabetes products	30,559	308,044	55,722	308,044
	1,625,566	1,303,737	3,095,076	2,599,201

Timing of revenue recognition
Products and services transferred at a point in time	1,625,566	1,303,737	3,095,076	2,599,201

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers.

	Six Months Ended June 30,
	2024	2023
	A$	A$
Receivables	1,394,657	1,464,254
Contract liabilities	24,429	34,483

The Company’s contract liabilities represent the Company’s obligation to transfer products to customers for which the Company has received consideration from customers, but the transfer has not yet been completed.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Six Months Ended June 30,
	2024	2023
	A$	A$
Contract Liabilities – current:
Opening balance	36,132	29,851
Closing balance	24,429	34,483
Net increase/(decrease)	(11,703)	4,632

The Company expects all of the Company’s contract liabilities to be realized by December 31, 2024.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

9. Other Income

Other income is recognized when there is reasonable assurance that the income will be received, and the consideration can be reliably measured.

Other income is as follows for the relevant periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Federal and state government subsidies	0	0	0	20,000
Rental income	36,391	33,476	73,213	66,954
Other income	0	5,110,786	0	5,110,786
Sundry	29,126	13,015	35,056	13,015
	65,517	5,157,277	108,269	5,210,755

Other income for the three and six months ended June 30, 2023 represents the following:

●	Previously accrued marketing support payment of A$2,896,764 derecognized
●	Previously accrued license fee payable to Siemens of A$2,214,022 derecognized

10. Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income. Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders and for the Company, includes net income/(loss).

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
Three Months Ended June 30, 2024
Foreign currency translation reserve	(170,062)	0	(170,062)
Other comprehensive loss	(170,062)	0	(170,062)

Three Months Ended June 30, 2023
Foreign currency translation reserve	14,747	0	14,747
Other comprehensive income	14,747	0	14,747

Six Months Ended June 30, 2024
Foreign currency translation reserve	5,475	0	5,475
Other comprehensive income	5,475	0	5,475

Six Months Ended June 30, 2023
Foreign currency translation reserve	(65,488)	0	(65,488)
Other comprehensive loss	(65,488)	0	(65,488)

11. Related Party Transactions

Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances and other similar items in the ordinary course of business, are set out below:

On May 8, 2024, the Company announced that a fully underwritten non-renounceable rights issue of new CHESS depositary interests over fully paid ordinary shares in UBI (“New CDIs”) raised A$10 million (“Entitlement Offer”) at a ratio of 1 New CDI for approximately every 3.47 existing CDIs held at the record date, being April 16, 2024. In addition, participants in the Entitlement Offer received one attaching option to acquire CDIs for each New CDI acquired under the Entitlement Offer at an exercise price of A$0.20 (“Options”). The Options vested upon issue, expire 3 years from the date of issue, are exercisable in multiple tranches and each entitle the option holder to 1 CDI upon exercise (subject to any adjustments for reconstructions or bonus issues in accordance with the Listing Rules).

In connection with the Entitlement Offer, the Company received a binding commitment from the Underwriter, Viburnum Funds Pty Ltd (“Viburnum”) to fully underwrite the Entitlement Offer. Following the close of the Entitlement Offer, 29,289,424 New CDIs and Options were issued to Viburnum.

Mr. Craig Coleman is a Non-Executive Director of the Company and an Executive Chairman and associate of the Underwriter. Viburnum, as investment manager for its associated funds and entities currently holds voting power over approximately 29% of the Company’s shares.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The Company, after receiving the approval of the stockholders of the Company at a special meeting of stockholders held on April 10, 2024 (the “Meeting”), issued Viburnum 13,849,567 options, as its underwriting fee ("Underwriter Options"), equal in value to 5.0% of the underwritten amount of A$10 million. The Underwriter Options were issued on the same terms as the Options issued to investors under the Entitlement Offer.

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

In addition, the Company received stockholder approval at the Meeting to amend its certificate of incorporation to increase the number of authorized shares of common stock available for issuance.

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

There were no material related party transactions or balances as at June 30, 2024 other than as disclosed above.

12. Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at June 30, 2024 and December 31, 2023. Purchase commitments are entered into with various parties to purchase products and services such as equipment, technology and consumables used in R&D and commercial activities. Purchase commitments contracted for as at June 30, 2024 and December 31, 2023 were A$3,091,203 and A$3,484,474, respectively.

13. Segment Information

We operate in one segment. We are a specialist biosensors Company focused on the development, manufacture and commercialization of a range of point of use devices for measuring different analytes across different industries.

Our operations are in Australia, US, Europe and Canada. The chief operating decision maker of the Company is the Chief Executive Officer.

The Company’s material long-lived assets are predominantly based in Australia and Canada.

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

Key developments include:

●

A$2.50 million raised pursuant to a placement in Q1 and A$10.00 million raised pursuant to a fully underwritten entitlement offer which closed on May 1, 2024 and completed on May 8, both at an issue price of A$0.15. Total amount raised net of issuance costs was A$11.5 million (costs of issuance of $0.97 million). In addition, participants in the capital raise received one attaching option to acquire CDIs for each New CDI acquired at an exercise price of A$0.20

●

Receipt of FDA 510(k) and CLIA Waiver approval for Xprecia Prime for the full measuring range of 0.8 – 8.0 INR which allows the Company to sell Xprecia Prime into healthcare professional settings (including CLIA waived facilities) such as hospitals, clinics and doctor’s office in the U.S.

●	Total revenue increased 19% in H1 2024 to A$3.10 million when compared to H1 2023
●	Gross profit from products and services increased 21% in H1 2024 to A$2.05 million when compared to H1 2023
●	Operating costs decreased in H1 2024 when compared to H1 2023 as follows:
o	R&D expenses declined by 37% to A$1.97 million
o	Total operating expenses declined by 4% to A$10.19 million
●

Net loss after tax, before non-recurring other income of A$5.11 million in H1 2023, improved by A$0.45 million in H1 2024 when compared to H1 2023.  Non-recurring other income comprised of A$2.90 million for derecognized of accrued marketing support payment, and A$2.21 million for derecognized of accrued license fee payable to Siemens.

Results of Operations

Analysis of Consolidated Revenue

The financial results of the products and services we generated revenues from during the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Revenue from products & services	1,625,566	1,303,737	3,095,076	2,599,201
Cost of goods sold and services	(455,251)	(490,786)	(1,046,895)	(909,474)
Gross profit	1,170,315	812,951	2,048,181	1,689,727

Revenue from products and services increased by 25% and 19% during the three and six months ended June 30, 2024 when compared to the same period in the previous financial year. Gross profit increased by 23% and 11% during the three and six months ended June 30, 2024 when compared to the same period in the previous financial year. There were no material changes to the gross profit margin during these periods.

Revenue from Products

The financial results of the coagulation, wine testing and veterinary diabetes products we sold during the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Xprecia	799,736	245,066	1,427,728	825,625
Sentia	541,683	563,217	1,068,371	1,157,617
Petrackr	30,559	308,044	55,722	308,044
	1,371,978	1,116,327	2,551,821	2,291,286
Cost of goods sold	(343,949)	(402,373)	(825,416)	(772,344)
Gross profit	1,028,029	713,954	1,726,405	1,518,942

Our total revenue from products increased by 23% and 11% during the three and six months ended June 30, 2024, compared to the same period in the previous financial year. Our gross profit increased by 44% and 14% during the three and six months ended June 30, 2024 when compared to the same period in the previous financial year. There were no material changes to the gross profit margin during these periods.

Revenue from Xprecia increased by 226% and 73% during the three and six months ended June 30, 2024, compared to the same period in the previous financial year through our sales and marketing initiatives. Sentia strip sales increased by 17% and 26% during the three and six months ended June 30, 2024, compared to the same period in the previous financial year but our overall Sentia revenue declined by 4% and 8% during the same periods primarily as a result of large stocking orders placed for devices during H1 2023. Sentia sales have also been affected by a software issue in Q2 2024. This issue is being rectified and is expected to be resolved in early Q3 2024. Revenue from Petrackr for the respective periods has declined as large stocking orders were placed initially upon its launch in May 2023.

Revenue from Services

The financial results of the laboratory testing services we provided during the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Laboratory testing services	253,588	187,410	543,255	307,915
Cost of services	(111,302)	(88,413)	(221,479)	(137,130)
Gross profit	142,286	98,997	321,776	170,785

Revenue from laboratory testing services increased by 35% and 76% during the three and six months ended June 30, 2024, compared to the same period in the previous financial year due to new revenue generating customers. There were no material changes to the gross profit margin during these periods.

Depreciation and Amortization Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Depreciation	187,986	244,194	398,784	461,193
Amortization	44,517	2,336	88,339	4,674
Depreciation allocated to cost of goods sold & services	(9,894)	(5,824)	(11,416)	(6,938)
	222,609	240,706	475,707	458,929

Depreciation of fixed assets is calculated on a straight-line basis over the useful life of property, plant and equipment. Decrease in depreciation over the respective periods is as a result of certain assets fully depreciated.

Amortization expense for the 2024 financial year represents the Company’s software. Increase in amortization expense is as a result of certain software costs which were still in development during the 2023 financial year and were not amortized have since been completed and subject to amortization during 2024.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Research and development expenses	1,720,116	1,303,502	1,974,333	3,157,965

Our research and development (“R&D”) expenditure declined by 37% during the six months ended June 30, 2024, compared to the same period in the previous financial year. R&D expenditure increased by 32% for the three months ended June 30, 2024, compared to the same period in the previous financial year. The primary focus of the R&D activities during the six months ended June 30, 2024 were:

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

Research is focused on demonstrating technical feasibility of new technology applications and generally does not incur a large amount of expenses. Development activity is focused on turning these technology platforms into commercial-ready products and represents the majority of the Company’s research and development expenses. For the six months ended June 30, 2023, we had a number of projects in the development phase which included Xprecia Prime (FDA submission made in March 2023), Petrackr (launched in May 2023) and certain Sentia tests (we finalized the development of and launched the Sentia Fructose and Acetic Acid tests in Q1 2023 and the Titratable Acidity test was launched in April 2023) hence the higher R&D expenses in 2023 compared to 2024 wherein most of the projects are in the research phase.

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

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Selling, general and administrative	3,715,972	3,715,361	7,741,354	7,036,666

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

Selling, general and administrative expenses remained flat for the three months ended June 30, 2024, compared to the same period in the previous financial year. Selling, general and administrative expenses increased by 10% during the six months ended June 30, 2024, compared to the same period in the previous financial year primarily due to an investment in the Company’s sales and marketing efforts during Q1 2024. The Company has now multiple products in the market compared to the same period in the previous financial year and these products were supported by various marketing campaigns and awareness including sales personnel to support our pipeline of products, webinar series and focused direct marketing campaign during Q1 2024.

Interest Income

Interest income decreased by 32% and 50% during the three and six months ended June 30, 2024, compared to the same period in the previous financial year. The decrease in interest income is attributable to the overall lower amount of funds available for investment throughout 2024.

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

Research and Development Tax Incentive Income

As at June 30, 2024 there is reasonable likelihood that the aggregate turnover of the Company for the year ending December 31, 2024 will be less than A$20,000,000 and accordingly an estimated A$694,374 has been recorded as research and development tax incentive income for the six months ended June 30, 2024. Included in this is an understatement of research and development tax incentive income of $16,418 for the year ended December 31, 2023. The decrease period on period is driven by the decrease in eligible research and development expenditure incurred in the three and six months ended June 30, 2024 as compared to the same period in 2023.

Research and development tax incentive receivable for the 2023 financial year was received in June 2024.

Exchange Gain/(Loss)

Foreign exchange gains and losses arise from the settlement of foreign currency transactions that are translated into the functional currency using the exchange rates prevailing at the dates of the transactions and from the translation at period end exchange rates of monetary assets and liabilities denominated in foreign currencies.

Other Income

Other income is as follows for the relevant periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Federal and state government subsidies	0	0	0	20,000
Rental income	36,391	33,476	73,213	66,954
Other income	0	5,110,786	0	5,110,786
Sundry	29,126	13,015	35,056	13,015
	65,517	5,157,277	108,269	5,210,755

Other income for the three and six months ended June 30, 2023 represents the following:

●	Previously accrued marketing support payment of A$2,896,764 derecognized
●	Previously accrued license fee payable to Siemens of A$2,214,022 derecognized

Critical Accounting Estimates and Judgments

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Significant items subject to such estimates and assumptions include provision for expected credit losses research and development tax incentive income, stock-based compensation expenses and asset retirement obligations:

Provision for Expected Credit Losses

The Company evaluates the collectability of accounts receivable and records a provision for expected credit losses based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience.

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

Note 1, “Summary of Significant Accounting Policies” in Item 1 of this Form 10-Q and Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Condensed Financial Statements in Part II, Item 8 of the 2023 Form 10-K describes in further detail the significant accounting policies and methods used in the preparation of the Company’s consolidated condensed financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue and expenses. Actual results may differ from these estimates.

Financial Condition, Liquidity and Capital Resources

Net Cash/(Debt)

Our net cash position is shown below:

	June 30, 2024	December 31, 2023
	A$	A$
Cash and cash equivalents
Cash and cash equivalents	16,675,984	10,240,429
Debt
Short term debt/ loan	303,694	911,082
Net cash	16,372,290	9,329,347

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

We regularly review all our financial assets for impairment. A financial asset is a non-physical asset whose value is derived from a contractual claim and in our case includes cash and cash equivalents, accounts receivables, fixed assets and equity shares. With the exception of a provision for expected credit losses on our accounts receivables balances as at June 30, 2024, there were no impairments recognized as at June 30, 2024 or for the year ended December 31, 2023.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	June 30, 2024	December 31, 2023
	A$	A$
Cash and cash equivalents	16,675,984	10,240,429
Working capital	20,998,642	16,053,982
Ratio of current assets to current liabilities	5.65	3.70
Shareholders’ equity per common share	0.08	0.08

The movement in cash and cash equivalents and working capital (calculated as current assets less current liabilities) during the above periods was primarily the result of ongoing investment in our R&D activities and the general operations of the Company. The Company also raised A$2.50 million via an institutional placement at an issue price of A$0.15 per New CDI in March 2024 and A$10.00 million pursuant to a fully underwritten entitlement offer in May 2024, at an issue price of $0.15 per New CDI. There were certain options exercised in March 2024 which raised A$0.47 million. The Company also received A$3.79 million of the research and development tax incentive receivable for the 2023 financial year in June 2024.

In relation to receivables, the Company performs ongoing credit evaluations of our customers. A provision for expected credit losses of A$110,193 has been determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.

Summary of Cash Flows

	Six Months Ended June 30,
	2024	2023
	A$	A$
Cash provided by/(used in):
Operating activities	(5,174,257)	(9,732,997)
Investing activities	(111,687)	(780,936)
Financing activities	11,797,227	320,652
Net increase/(decrease) in cash, cash equivalents and restricted cash	6,511,283	(10,193,281)

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

Our net cash increase in financing activities for the period ended June 30, 2024 is primarily the result of A$2.50 million raised via an institutional placement in March 2024 and A$10.00 million raised pursuant to a fully underwritten entitlement offer in May 2024. There were certain options exercised in March 2024 which raised A$0.47 million. The balance primarily represents proceeds received in the form of a short-term loan to finance our insurance program and repayment of the same.

Off-Balance Sheet Arrangement

As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Segment Operating Performance

We operate in one segment. We are a specialist biosensors Company focused on the development, manufacture and commercialization of a range of point of use devices for measuring different analytes across different industries.

Our operations are in Australia, US, Europe and Canada.

The Company’s material long-lived assets are predominantly based in Australia and Canada.

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

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended June 30, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item             1            Legal Proceedings

None.

Item             1A         Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since the 2023 Form 10-K.

Item            2            Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2024, the Company issued 16,666,667 CHESS Depositary Interests over fully paid shares of common stock of the Company (“CDIs”) at A$0.15 per CDI in a placement offering (the “Placement”) to selected institutional investors (the “Placement Participants”) and received aggregate gross proceeds of approximately A$2.5 million in connection therewith. Subsequent to receiving the stockholder approval at the Meeting, the Company issued to Placement Participants one option (the “Options”) to acquire CDIs for the exercise price of A$0.20 per CDI for each CDI acquired under the Placement. The issuance of CDIs in the Placement was made in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation S promulgated under the Securities Act.

On May 8, 2024, the Company announced that a fully underwritten non-renounceable rights issue of new CHESS depositary interests over fully paid ordinary shares in UBI (“New CDIs”) raised A$10 million by issuing 66,666,667 shares of its common stock in the form of CHESS Depositary Interests (“CDIs”), each of which represents a beneficial interest of one (1) fully paid share of the Company’s common stock (“Entitlement Offer”). In addition, participants in the Entitlement Offer received one attaching option to acquire CDIs for each New CDI acquired under the Entitlement Offer at an exercise price of A$0.20 (the “Options”).

The Options vested upon issue, expire 3 years from the date of issue, are exercisable in multiple tranches and each entitle the option holder to 1 CDI upon exercise (subject to any adjustments for reconstructions or bonus issues in accordance with the Listing Rules).

In connection with the Entitlement Offer, the Company received a binding commitment from the Underwriter, Viburnum Funds Pty Ltd (“Viburnum”) to fully underwrite the Entitlement Offer. Following the close of the Entitlement Offer, 29,289,424 New CDIs and Options were issued to Viburnum.

Mr. Craig Coleman is a Non-Executive Director of the Company and an Executive Chairman and associate of the Underwriter. Viburnum, as investment manager for its associated funds and entities currently holds voting power over approximately 29% of the Company’s shares.

The Company, after receiving the approval of the stockholders of the Company at a special meeting of stockholders held on April 10, 2024 (the “Meeting”), issued Viburnum 13,849,567 options, as its underwriting fee ("Underwriter Options"), equal in value to 5.0% of the underwritten amount of A$10 million. The Underwriter Options were issued on the same terms as the Options issued to investors under the Entitlement Offer.

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

In addition, the Company received stockholder approval at the Meeting to amend its certificate of incorporation to increase the number of authorized shares of common stock available for issuance.

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

Item            3            Defaults Upon Senior Securities

None.

Item            4            Mine Safety Disclosures

Not applicable.

Item            5            Other Information

None.

Item            6            Exhibits

Exhibit No	Description	Location
10.16	Underwriting Agreement between Viburnum Funds Pty Ltd and Universal Biosensors, Inc. executed on April 11, 2024	Filed herewith
10.17	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Universal Biosensors, Inc. dated April 10, 2024	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32	Section 1350 Certificate	Furnished herewith
101

The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)
	By:	/s/ John Sharman
Date: August 2, 2024		John Sharman
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: August 2, 2024		Salesh Balak
Principal Financial Officer