Form 10-Q
period 2024-09-30
UNIVERSAL BIOSENSORS INC
filed 2024-10-31
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 298,067,435 shares of Common Stock, U.S.$0.0001 par value, outstanding as of October 31, 2024.

UNIVERSAL BIOSENSORS, INC.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	1)	Consolidated condensed balance sheets at September 30, 2024 and December 31, 2023	1

	2)	Consolidated condensed statements of comprehensive income/(loss) for the three and nine months ended September 30, 2024 and 2023	2

	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the three and nine months ended September 30, 2024 and 2023	3

	4)	Consolidated condensed statements of cash flows for the nine months ended September 30, 2024 and 2023	4

	5)	Notes to consolidated condensed financial statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17

Item 3	Quantitative and Qualitative Disclosures About Market Risk		23

Item 4	Controls and Procedures		23

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		24

Item 1A	Risk Factors		24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		24

Item 3	Defaults Upon Senior Securities		25

Item 4	Mine Safety Disclosures		25

Item 5	Other Information		25

Item 6	Exhibits		25
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

Universal Biosensors, Inc.

Item1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	September 30, 2024	December 31, 2023
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	12,349,700	10,240,429
Inventories	5,504,799	4,377,933
Accounts receivable	1,660,467	2,125,500
Prepayments	762,020	1,200,188
Restricted cash	35,000	35,000
Research and development tax incentive receivable	1,130,175	3,774,343
Other current assets	283,874	249,540
Total current assets	21,726,035	22,002,933
Non-current assets:
Property, plant and equipment	32,611,345	32,304,310
Less accumulated depreciation	(28,081,097)	(27,456,376)
Property, plant and equipment - net	4,530,248	4,847,934
Right-of-use asset - operating leases	2,404,810	2,662,885
Right-of-use asset - finance leases	42,063	49,074
Restricted cash	320,000	320,000
Other non-current assets	88,088	90,045
Total non-current assets	7,385,209	7,969,938
Total assets	29,111,244	29,972,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	855,327	1,240,902
Accrued expenses	1,537,719	2,056,929
Contract liabilities	14,947	36,132
Lease liability - operating leases	868,562	825,475
Lease liability - finance leases	9,566	9,236
Employee entitlements liabilities	1,036,325	869,195
Short-term loan	0	911,082
Total current liabilities	4,322,446	5,948,951
Non-current liabilities:
Asset retirement obligations	1,274,992	1,214,255
Employee entitlements liabilities	105,035	76,165
Lease liability - operating leases	2,464,731	3,179,294
Lease liability - finance leases	39,180	46,397
Total non-current liabilities	3,883,938	4,516,111
Total liabilities	8,206,384	10,465,062

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued & outstanding nil at September 30, 2024 (nil at December 31, 2023). Common stock, US$0.0001 par value. Authorized 750,000,000 shares; issued & outstanding 298,067,435 shares at September 30, 2024 (Authorized 300,000,000 shares; issued & outstanding 212,369,435 at December 31, 2023)	29,807	21,237
Additional paid-in capital	131,364,223	119,239,087
Accumulated deficit	(99,420,347)	(92,678,783)
Current year loss	(10,642,262)	(6,741,564)
Accumulated other comprehensive loss	(426,561)	(332,168)
Total stockholders’ equity	20,904,860	19,507,809
Total liabilities and stockholders’ equity	29,111,244	29,972,871

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Revenue
Revenue from products	1,721,725	1,516,171	4,273,546	3,807,457
Revenue from services	145,126	399,041	688,381	706,956
Total revenue	1,866,851	1,915,212	4,961,927	4,514,413
Operating costs and expenses
Cost of goods sold	996,238	455,683	1,821,654	1,228,027
Cost of services	91,809	69,674	313,288	206,804
Total cost of goods sold and services	1,088,047	525,357	2,134,942	1,434,831
Gross profit	778,804	1,389,855	2,826,985	3,079,582
Other operating costs and expenses
Depreciation and amortization	165,181	248,381	640,888	707,310
Research and development	1,039,583	808,001	3,013,916	3,965,966
Selling, general and administrative	3,584,709	4,091,182	11,326,063	11,127,848
Total operating costs and expenses	4,789,473	5,147,564	14,980,867	15,801,124
Loss from operations	(4,010,669)	(3,757,709)	(12,153,882)	(12,721,542)
Other income/(expense)
Interest income	149,952	207,908	345,513	600,562
Interest expense	(6,633)	(4,236)	(19,980)	(19,715)
Financing costs	(21,336)	(39,249)	(60,736)	(132,970)
Research and development tax incentive income	452,219	373,569	1,146,593	1,468,871
Exchange loss	(9,459)	(30,295)	(44,578)	(45,967)
Other income	36,539	649,563	144,808	5,860,318
Total other income	601,282	1,157,260	1,511,620	7,731,099
Net loss before tax	(3,409,387)	(2,600,449)	(10,642,262)	(4,990,443)
Income tax benefit/(expense)	0	0	0	0
Net loss after tax	(3,409,387)	(2,600,449)	(10,642,262)	(4,990,443)

Net loss per share
Net loss per share - basic and diluted	(0.01)	(0.01)	(0.04)	(0.02)
Average weighted number of shares - basic and diluted	298,067,435	212,369,435	261,089,459	212,369,435

Other comprehensive income/(loss), net of tax:
Foreign currency translation reserve	(99,868)	59,708	(94,393)	(5,780)
Other comprehensive income/(loss)	(99,868)	59,708	(94,393)	(5,780)
Comprehensive loss	(3,509,255)	(2,540,741)	(10,736,655)	(4,996,223)

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended September 30, 2024
	Ordinary shares				Other	Total
	Shares	Amount	Additional paid-in capital	Accumulated deficit	comprehensive income/ (loss)	stockholders’ equity
		A$	A$	A$	A$	A$

Balances at July 1, 2024	298,067,435	29,807	131,329,812	(106,653,222)	(326,693)	24,379,704
Net loss	0	0	0	(3,409,387)	0	(3,409,387)
Issuance of common stock at A$0.15 per share, net of issuance costs	0	0	0		0	0
Other comprehensive loss	0	0	0		(99,868)	(99,868)
Stock-based compensation expense	0	0	34,411	0	0	34,411
Balances at September 30, 2024	298,067,435	29,807	131,364,223	(110,062,609)	(426,561)	20,904,860

Nine Months Ended September 30, 2024
	Ordinary shares				Other	Total
	Shares	Amount	Additional paid-in capital	Accumulated deficit	comprehensive income/ (loss)	stockholders’ equity
		A$	A$	A$	A$	A$

Balances at January 1, 2024	212,369,435	21,237	119,239,087	(99,420,347)	(332,168)	19,507,809
Net loss	0	0	0	(10,642,262)	0	(10,642,262)
Issuance of common stock at A$0.15 per share, net of issuance costs	83,333,334	8,334	11,533,534	0	0	11,541,868
Other comprehensive loss	0	0	0	0	(94,393)	(94,393)
Performance awards and exercise of stock options	2,364,666	236	472,697	0	0	472,933
Stock-based compensation expense	0	0	118,905	0	0	118,905
Balances at September 30, 2024	298,067,435	29,807	131,364,223	(110,062,609)	(426,561)	20,904,860

Three Months Ended September 30, 2023
	Ordinary shares				Other	Total
	Shares	Amount	Additional paid-in capital	Accumulated deficit	comprehensive income/ (loss)	stockholders’ equity
		A$	A$	A$	A$	A$

Balances at July 1, 2023	212,369,435	21,237	119,139,053	(95,068,777)	(357,202)	23,734,311
Net loss	0	0	0	(2,600,449)	0	(2,600,449)
Other comprehensive income	0	0	0	0	59,708	59,708
Stock-based compensation expense	0	0	49,988	0	0	49,988
Balances at September 30, 2023	212,369,435	21,237	119,189,041	(97,669,226)	(297,494)	21,243,558

Nine Months Ended September 30, 2023
	Ordinary shares				Other	Total
	Shares	Amount	Additional paid-in capital	Accumulated deficit	comprehensive income/ (loss)	stockholders’ equity
		A$	A$	A$	A$	A$

Balances at January 1, 2023	211,844,435	21,184	119,040,784	(92,678,783)	(291,714)	26,091,471
Net loss	0	0	0	(4,990,443)	0	(4,990,443)
Other comprehensive loss	0	0	0	0	(5,780)	(5,780)
Performance awards and exercise of stock options	525,000	53	(53)	0	0	0
Stock-based compensation expense	0	0	148,310	0	0	148,310
Balances at September 30, 2023	212,369,435	21,237	119,189,041	(97,669,226)	(297,494)	21,243,558

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	A$	A$
Cash flows from operating activities:
Net loss	(10,642,262)	(4,990,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	640,888	717,773
Stock-based compensation expense	118,905	148,310
Non-cash lease (benefit)/expense	(35,828)	78,954
Cash lease (expense)/benefit	(456,332)	0
Unrealized foreign exchange gains	(32,622)	(11,275)
Change in assets and liabilities:
Other liabilities	0	(5,739,912)
Inventories	(1,126,866)	(600,655)
Accounts receivable	465,033	(719,146)
Prepayments and other assets	3,048,000	2,687,202
Other non-current assets	0	(4,319)
Contract liabilities	(36,132)	31,332
Employee entitlements	196,001	134,081
Accounts payable and accrued expenses	(682,362)	(835,833)
Net cash used in operating activities	(8,543,577)	(9,103,931)
Cash flows from investing activities:
Purchases of property, plant and equipment	(366,652)	(1,074,364)
Net cash used in investing activities	(366,652)	(1,074,364)
Cash flows from financing activities:
Proceeds from borrowings	0	1,056,059
Repayment of borrowings	(917,692)	(1,056,059)
Proceeds from issuance of common stock, net of issuance costs	12,015,280	0
Other	0	(36,190)
Net cash provided by/(used in) financing activities	11,097,588	(36,190)
Net increase/(decrease) in cash, cash equivalents and restricted cash	2,187,359	(10,214,485)
Cash, cash equivalents and restricted cash at beginning of period	10,595,429	26,824,851
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	(78,088)	30,669
Cash, cash equivalents and restricted cash at end of period	12,704,700	16,641,035

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the consolidated condensed financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K” or “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2024. The year-end consolidated condensed balance sheet data as at December 31, 2023 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The Company has recorded research and development tax incentive income of A$452,219 and A$1,146,593 for the three and nine months ended September 30, 2024, respectively. In the nine months ended September 30, 2024 there is reasonable assurance that the aggregate turnover of the Company for the year ended December 31, 2024 will not exceed A$20,000,000.

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

2. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same amounts shown in the consolidated condensed statements of cash flows.

	September 30, 2024	December 31, 2023
	A$	A$
Cash and cash equivalents	12,349,700	10,240,429
Restricted cash – current assets	35,000	35,000
Restricted cash – non-current assets	320,000	320,000
	12,704,700	10,595,429

Restricted cash maintained by the Company in the form of term deposits is as follows:

	September 30, 2024	December 31, 2023
	A$	A$
Collateral for facilities - current assets	35,000	35,000
Collateral for facilities - non-current assets	320,000	320,000
	355,000	355,000

Collateral for facilities represents a letter of credit for A$35,000 issued in favour of American Express Australia Ltd (current), bank guarantee of A$250,000 for commercial lease of UBS’ premises (non-current) and security deposit on Company’s credit cards of A$70,000 (non-current).

Interest earned on the restricted cash for the three months ended September 30, 2024 and 2023 was A$3,990 and A$4,087, respectively and A$11,688 and A$9,988 for the nine months ended September 30, 2024 and 2023, respectively.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

3. Inventories

	September 30, 2024	December 31, 2023
	A$	A$
Raw materials	438,024	261,753
Work in progress	432,121	273,965
Finished goods	4,634,654	3,842,215
	5,504,799	4,377,933

4. Receivables

	September 30, 2024	December 31, 2023
	A$	A$
Accounts receivable	1,801,689	2,125,500
Allowance for credit losses	(141,222)	0
	1,660,467	2,125,500

5. Property, Plant and Equipment

	September 30, 2024	December 31, 2023
	A$	A$
Plant and equipment	23,269,934	22,962,369
Leasehold improvements	9,341,411	9,341,941
	32,611,345	32,304,310
Accumulated depreciation	(28,081,097)	(27,456,376)
Property, plant & equipment - net	4,530,248	4,847,934

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

	September 30, 2024	December 31, 2023
	A$	A$
Operating lease right-of-use assets:
Non-current	2,404,810	2,662,885
Operating lease liabilities:
Current	868,562	825,475
Non-current	2,464,731	3,179,294

Weighted average remaining lease terms (in years)	6.0	6.3
Weighted average discount rate	4.8%	4.8%

The components of lease income/expense were as follows:

	Nine Months Ended September 30,
	2024	2023
	A$	A$
Fixed payment operating lease expense	331,492	689,101
Short-term lease expense	5,402	0
Sub-lease income	110,036	100,428

The sub-lease income is deemed an operating lease.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The components of the fixed payment operating and short-term lease expense as classified in the consolidated condensed statements of comprehensive income/(loss) are as follows:

	Nine Months Ended September 30,
	2024	2023
	A$	A$
Cost of services	12,383	29,549
Research and development	15,135	103,713
Selling, general and administrative	303,974	555,839
	331,492	689,101

Supplemental cash flow information related to the Company’s leases was as follows:

	Nine Months Ended September 30,
	2024	2023
	A$	A$
Operating cash outflows from operating leases	653,387	733,129

Supplemental non-cash information related to the Company’s leases was as follows:

	Nine Months Ended September 30,
	2024	2023
	A$	A$
Right-of-use assets obtained in exchange for lease liabilities	28,353	28,353
Right-of-use asset modifications	0	(1,234,247)

Future lease payments are as follows:

	September 30, 2024	December 31, 2023
	A$	A$
1 year	1,016,285	998,418
2 years	561,114	1,022,251
3 years	414,165	407,413
4 years	418,255	416,427
5 years	425,935	418,875
Thereafter	1,068,102	1,388,933
Total future lease payments	3,903,856	4,652,317
Less: imputed interest	(570,563)	(647,548)
Total operating lease liabilities	3,333,293	4,004,769
Current	868,562	825,475
Non-current	2,464,731	3,179,294

On March 1, 2024, HRL entered into a tenancy agreement for an office space for a 12-month period in Hamilton, Canada. As of September 30, 2024, the Company has not entered into any operating or finance lease agreements that have not yet commenced.

7. Short-Term Loan

In December 2023 the Company entered into a short-term loan facility to finance its 2024 Insurance Premium. The total amount available and drawn down under the facility is A$911,082. The facility is repayable in nine monthly installments which commenced in January 2024 and has an effective annual interest rate of 1.99%. The short-term borrowing is secured by proceeds of or payable under any insurance including proceeds or refunds from the cancellation or termination of any insurance. The secured loan has been fully repaid as at September 30, 2024.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

8. Revenue

Disaggregation of Revenue

In the following table, revenue is disaggregated by major product and service lines and timing of revenue recognition.

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Major product/service lines
Coagulation testing products	1,021,493	721,594	2,449,221	1,547,219
Laboratory testing services	145,126	399,041	688,381	706,956
Wine testing products	694,552	722,414	1,762,923	1,880,031
Veterinary diabetes products	5,680	72,163	61,402	380,207
	1,866,851	1,915,212	4,961,927	4,514,413

Timing of revenue recognition
Products and services transferred at a point in time	1,866,851	1,915,212	4,961,927	4,514,413

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers.

	Nine Months Ended September 30,
	2024	2023
	A$	A$
Receivables	1,660,467	1,668,153
Contract liabilities	14,947	35,867

The Company’s contract liabilities represent the Company’s obligation to transfer products to customers for which the Company has received consideration from customers, but the transfer has not yet been completed.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Nine Months Ended September 30,
	2024	2023
	A$	A$
Contract Liabilities - current:
Opening balance	36,132	29,851
Closing balance	14,947	35,867
Net increase/(decrease)	(21,185)	6,016

The Company expects all of the Company’s contract liabilities to be realized by December 31, 2024.

9. Other Income

Other income is recognized when there is reasonable assurance that the income will be received, and the consideration can be reliably measured.

Other income is as follows for the relevant periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Federal and state government subsidies	0	0	0	20,000
Rental income	36,823	33,474	110,036	100,428
Other income	0	(13,037)	0	(22)
Sundry	(284)	629,126	34,772	5,739,912
	36,539	649,563	144,808	5,860,318

Sundry income represents the following:

●	Previously accrued marketing support payment of A$2,896,764 derecognized in June 2023

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

●	Previously accrued license fee payable to Siemens of A$2,214,022 derecognized in June 2023
●	A$629,126 as a result of change in ARO liability in September 2023

10. Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income. Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders and for the Company, includes net income/(loss).

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$
Three Months Ended September 30, 2024
Foreign currency translation reserve	(99,868)	0	(99,868)
Other comprehensive loss	(99,868)	0	(99,868)

Three Months Ended September 30, 2023
Foreign currency translation reserve	59,708	0	59,708
Other comprehensive income	59,708	0	59,708

Nine Months Ended September 30, 2024
Foreign currency translation reserve	(94,393)	0	(94,393)
Other comprehensive loss	(94,393)	0	(94,393)

Nine Months Ended September 30, 2023
Foreign currency translation reserve	(5,780)	0	(5,780)
Other comprehensive loss	(5,780)	0	(5,780)

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

On May 27, 2022, Viburnum acquired from Mr. Sharman, unlisted options to purchase up to 1,000,000 ordinary shares at A$0.57 per option. The options fully vested on March 25, 2020, had an exercise price of A$0.20 and have an expiry date of March 24, 2024. These options were exercised on March 22, 2024. In March 2024, Mr. Sharman and his associates exercised 1,364,666 options at an exercise price of A$0.20 per option.

There were no material related party transactions or balances as at September 30, 2024 other than as disclosed above.

12. Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at September 30, 2024 and December 31, 2023. Purchase commitments are entered into with various parties to purchase products and services such as equipment, technology and consumables used in R&D and commercial activities. Purchase commitments contracted for as at September 30, 2024 and December 31, 2023 were A$4,275,536 and A$3,484,474, respectively.

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

Key developments include:

●	Total revenue grew 10% for the nine months ended September 30, 2024 when compared to the same period in the previous financial year
●	Total operating costs and expenses and R&D expenses decreased 5% and 24% respectively, for the nine months ended September 30, 2024 when compared to the same period in the previous financial year
●

A$2.50 million raised pursuant to a placement in Q1 2024 and A$10.00 million raised pursuant to a fully underwritten entitlement offer which closed on May 1, 2024 and completed on May 8, 2024 both at an issue price of A$0.15. Total amount raised net of issuance costs was A$11.5 million (costs of issuance of $0.96 million). In addition, participants in the capital raise received one attaching option to acquire CDIs for each New CDI acquired at an exercise price of A$0.20

●

Receipt of FDA 510(k) and CLIA Waiver approval for Xprecia Prime for the full measuring range of 0.8 – 8.0 INR which allows the Company to sell Xprecia Prime into healthcare professional settings (including CLIA waived facilities) such as hospitals, clinics and doctor’s office in the U.S.

●	Winning a tender to supply two Health Authorities with Xprecia Prime in Italy and other tenders in Chile and Australia
●	Agreeing revised terms with a major partner in India for the continued supply of Xprecia Prime

Results of Operations

Analysis of Consolidated Revenue

The financial results of the products and services we generated revenues during the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Revenue from products & services	1,866,851	1,915,212	4,961,927	4,514,413
Cost of goods sold and services	(1,088,047)	(525,357)	(2,134,942)	(1,434,831)
Gross profit	778,804	1,389,855	2,826,985	3,079,582

Revenue from products and services decreased by 3% during the three months ended September  30, 2024 when compared to the same period in the previous financial year and increased by 10% during the nine months ended September 30, 2024 when compared to the same period in the previous financial year. Gross profit decreased by 44% and 8% during the three and nine months ended September 30, 2024 when compared to the same period in the previous financial year. Several large sales orders for devices negatively impacted the gross margin. Strips’ sales margin remained strong at an average of more than 70%.

Revenue from Products

The financial results of the coagulation, wine testing and veterinary diabetes products we sold during the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Xprecia	1,021,493	721,594	2,449,221	1,547,219
Sentia	694,552	722,414	1,762,923	1,880,031
Petrackr	5,680	72,163	61,402	380,207
	1,721,725	1,516,171	4,273,546	3,807,457
Cost of goods sold	(996,238)	(455,683)	(1,821,654)	(1,228,027)
Gross profit	725,487	1,060,488	2,451,892	2,579,430

Our total revenue from products increased by 14% and 12% during the three and nine months ended September 30, 2024, compared to the same period in the previous financial year. Our gross profit decreased by 32% and 5% during the three and nine months ended September 30, 2024 when compared to the same period in the previous financial year. Gross profit was impacted due to the high volume of devices which were sold at lower margin in order to increase our market share. Gross margin for strips remained strong at more than 70%.

Revenue from Xprecia increased by 42% and 58% during the three and nine months ended September 30, 2024, compared to the same period in the previous financial year through our sales and marketing initiatives. Sentia revenue decreased by 4% and 6% during the three and nine months ended September 30, 2024, compared to the same period in the previous financial year. Sentia revenue are recovering from the technical strip issues encountered in H1 2024 hence the decline in revenue. Petrackr revenue decreased by 92% and 84% during the three and nine months ended September 30, 2024, compared to the same period in the previous financial year. Revenue from Petrackr for the respective periods has declined as large stocking orders were placed initially upon its launch in H1 2023.

Revenue from Services

The financial results of the laboratory testing services we provided during the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Laboratory testing services	145,126	399,041	688,381	706,956
Cost of services	(91,809)	(69,674)	(313,288)	(206,804)
Gross profit	53,317	329,367	375,093	500,152

Revenue from laboratory testing services decreased by 64% and 3% during the three and nine months ended September 30, 2024, compared to the same period in the previous financial year due to leadership challenges faced by HRL. A new management structure has been established to improve our laboratory testing services business.

Depreciation and Amortization Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Depreciation	121,192	208,413	510,843	623,091
Amortization	45,131	43,493	133,470	94,682
Depreciation allocated to cost of goods sold & services	(1,142)	(3,525)	(3,425)	(10,463)
	165,181	248,381	640,888	707,310

Depreciation of fixed assets is calculated on a straight-line basis over the useful life of property, plant and equipment. Decrease in depreciation over the respective periods is as a result of certain assets becoming fully depreciated.

Amortization expense for the 2024 financial year represents the Company’s software. Increase in amortization expense is as a result of certain software costs which were still in development during the 2023 financial year and were not amortized have since been completed and subject to amortization during 2024.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Research and development expenses	1,039,583	808,001	3,013,916	3,965,966

Our research and development (“R&D”) expenditure declined by 24% during the nine months ended September 30, 2024, compared to the same period in the previous financial year. R&D expenditure increased by 29% for the three months ended September 30, 2024, compared to the same period in the previous financial year. The primary focus of the R&D activities during the nine months ended September 30, 2024 were:

●	activities undertaken to support Xprecia Prime’s submission to the FDA. FDA 510(k) and CLIA Waiver approval for the Xprecia Prime device was received in March 2024
●	further enhancement of certain Sentia tests that has already been launched
●	developing a device to detect heavy metals and other impurities in water (“Aqua Sense” project)
●	developing the Company’s Oncology platform biosensors used for the detection, staging and monitoring of cancer
●	developing the Company’s Aptamer based sensing platform

Research is focused on demonstrating technical feasibility of new technology applications and generally does not incur a large amount of expenses. Development activity is focused on turning these technology platforms into commercial-ready products and represents the majority of the Company’s research and development expenses. For the nine months ended September 30, 2023, we had a number of projects in the development phase which included Xprecia Prime (FDA submission made in March 2023), Petrackr (launched in May 2023) and certain Sentia tests (we finalized the development of and launched the Sentia Fructose and Acetic Acid tests in Q1 2023 and the Titratable Acidity test was launched in April 2023) hence the higher R&D expenses in 2023 compared to 2024 wherein most of the projects are in the research phase. Increase in R&D expenses in the current quarter compared to Q3 2023 as more resources invested in the current quarter; (a) for our Aqua Sense project as we target to launch in 2025 and; (b) to further improve our Sentia products already in the market.

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

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Selling, general and administrative	3,584,709	4,091,182	11,326,063	11,127,848

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

Selling, general and administrative expenses remained flat for the nine months ended September 30, 2024, compared to the same period in the previous financial year. Selling, general and administrative expenses decreased by 12% during the three months ended September 30, 2024, compared to the same period in the previous financial year as the Company is managing its non-core expenditure.

Interest Income

Interest income decreased by 28% and 42% during the three and nine months ended September 30, 2024, compared to the same period in the previous financial year. The decrease in interest income is attributable to the overall lower amount of funds available for investment throughout 2024.

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

Research and Development Tax Incentive Income

As at September 30, 2024 there is reasonable likelihood that the aggregate turnover of the Company for the year ending December 31, 2024 will be less than A$20,000,000 and accordingly an estimated A$1,146,593 has been recorded as research and development tax incentive income for the nine months ended September 30, 2024. Included in this is an understatement of research and development tax incentive income of $16,418 for the year ended December 31, 2023. The decrease period on period is driven by the decrease in eligible research and development expenditure incurred in the three and nine months ended September 30, 2024 as compared to the same period in 2023.

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

Other Income

Other income is as follows for the relevant periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	A$	A$	A$	A$
Federal and state government subsidies	0	0	0	20,000
Rental income	36,823	33,474	110,036	100,428
Other income	0	(13,037)	0	(22)
Sundry	(284)	629,126	34,772	5,739,912
	36,539	649,563	144,808	5,860,318

Sundry income represents the following:

●	Previously accrued marketing support payment of A$2,896,764 derecognized in June 2023
●	Previously accrued license fee payable to Siemens of A$2,214,022 derecognized in June 2023
●	A$629,126 as a result of change in ARO liability in September 2023

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

Research and Development Tax Incentive Income

The refundable tax offset is one of the key elements of the Australian Government’s support for Australia’s innovation system and, if eligible, provides the recipient with cash based upon its eligible research and development activities and expenditures. The calculation of the refundable tax offset requires judgement as to what is eligible research and development activity and expenditure and the outcome will change if different assumptions were used.

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

Financial Condition, Liquidity and Capital Resources

Net Cash/(Debt)

Our net cash position is shown below:

	September 30, 2024	December 31, 2023
	A$	A$
Cash and cash equivalents
Cash and cash equivalents	12,349,700	10,240,429
Debt
Short term debt/ loan	0	(911,082)
Net cash	12,349,700	9,329,347

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

We regularly review all our financial assets for impairment. A financial asset is a non-physical asset whose value is derived from a contractual claim and in our case includes cash and cash equivalents, accounts receivables, fixed assets and equity shares. With the exception of a provision for expected credit losses on our accounts receivables balances as at September 30, 2024, there were no impairments recognized as at September 30, 2024 or for the year ended December 31, 2023.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	September 30, 2024	December 31, 2023
	A$	A$
Cash and cash equivalents	12,349,700	10,240,429
Working capital	17,403,589	16,053,982
Ratio of current assets to current liabilities	5.03	3.70
Shareholders’ equity per common share	0.07	0.07

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

In relation to receivables, the Company performs ongoing credit evaluations of our customers. A provision for expected credit losses of A$141,222 has been determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.

Summary of Cash Flows

	Nine Months Ended September 30,
	2024	2023
	A$	A$
Cash provided by/(used in):
Operating activities	(8,543,577)	(9,103,931)
Investing activities	(366,652)	(1,074,364)
Financing activities	11,097,588	(36,190)
Net increase/(decrease) in cash, cash equivalents and restricted cash	2,187,359	(10,214,485)

Our net cash used in operating activities for all periods represents receipts offset by payments for our R&D projects including efforts involved in establishing and maintaining our manufacturing operations and selling, general and administrative expenditure. Cash outflows from operating activities primarily represent the ongoing investment in our efforts to promote brand awareness of our products, R&D activities and the general operations of the Company. As our products capture increased market share, we expect our inflows from the receipt from our customers to eventually exceed the cash outflows from operating activities.

Our net cash used in investing activities for all periods is primarily for the purchase of various equipment and for the various continuous improvement programs we are undertaking.

Our net cash increase in financing activities for the period ended September 30, 2024 is primarily the result of A$2.50 million raised via an institutional placement in March 2024 and A$10.00 million raised pursuant to a fully underwritten entitlement offer in May 2024. There were certain options exercised in March 2024 which raised A$0.47 million. The balance primarily represents proceeds received in the form of a short-term loan to finance our insurance program and repayment of the same.

Off-Balance Sheet Arrangement

As of September 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended September 30, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)

	By:	/s/ John Sharman
Date: October 31, 2024		John Sharman
Principal Executive Officer

	By:	/s/ Salesh Balak
Date: October 31, 2024		Salesh Balak
Principal Financial Officer