Form 10-K
period 2024-12-31
UNIVERSAL BIOSENSORS INC
filed 2025-02-26
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was A$26,195,303 (equivalent to US$17,351,769) as of June 30, 2024.

There were 298,067,435 shares of the registrant’s common stock, par value US$0.0001 per share, outstanding as of February 20, 2025.

Documents incorporated by reference:

Certain information contained in the registrant’s definitive Proxy Statement for the 2025 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Information contained on pages F-2 through F-31 of our Annual Report to Stockholders for the fiscal year ended December 31, 2024 (our “2024 Annual Report”) is incorporated by reference in our response to Items 7, 7A, 8 and 9A of Part II. The 2024 Annual Report is filed as Exhibit 13 to this Annual Report on Form 10-K.

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

●	natural and manmade disasters and other force majeures, which could impact our operations, and those of our partners and other participants which operates within our industry;
●	our business and product development strategies;
●	our expectations with respect to collaborative, strategic or distribution arrangements;
●	our expectations with respect to the timing and amounts of revenues from our customers and partners;
●	our expectations with respect to the services we provide to, and the development projects we undertake for, our customers and partners;
●	our expectations with respect to the results of any clinical trial, regulatory filings and approvals, clearances, market launches of products we develop or are involved in developing;
●	our expectations with respect to sales of products we develop or are involved in developing and the quantities of such products to be manufactured by us;
●	our expectations with respect to our research and development programs, the timing of product development and our associated research and development expenses;
●	the ability to protect our owned or licensed intellectual property;
●	our recurring losses, negative cash flows and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern.

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

Business Overview

We are a specialist biosensor technology company focused on commercializing a range of biosensors using proprietary electrochemical cells (strips) and point-of-use devices. Our ambition is to build a multi-product stable of biosensors in large markets which generates ongoing revenue streams. Our products are sold to the following industries: human health, oenology (wine) and veterinary. UBI was incorporated as a Delaware corporation on September 14, 2001.

Key developments during 2024 include:

●

Developing a handheld water testing platform, AQUASCOUT, which can detect and monitor heavy water metals in water samples. AQUASCOUT is expected to be launched during the first half of 2025. The initial application of AQUASCOUT will be the testing of lead and copper in drinking water to enable cost-effective identification and removal of lead service line infrastructure by utilities

●

A$2.50 million capital raised pursuant to a private placement in Q1 2024 and A$10.00 million capital raised pursuant to a fully underwritten entitlement offer which closed on May 1, 2024 and completed on May 8, 2024 both at an issue price of A$0.15. Total amount raised net of issuance costs was A$11.5 million (costs of issuance of A$0.96 million). In addition, participants in the capital raise received one attaching option to acquire CDIs for each new CDI acquired at an exercise price of A$0.20

●

Receipt of FDA 510(k) and CLIA Waiver approval for Xprecia Prime for the full measuring range of 0.8 – 8.0 INR which allows the Company to sell Xprecia Prime into healthcare professional settings (including CLIA waived facilities) such as hospitals, clinics and doctor’s office in the U.S.

Description of our business

Industry background

We operate in the high growth, point-of-care segment of the global in vitro diagnostics (IVD) industry, oenology (wine industry), veterinary blood glucose monitoring and other industries where point-of-use devices are or can be used. A large proportion of testing in the IVD industry, has historically been performed either by using expensive equipment or by trained personnel at dedicated or centralized testing sites including hospital laboratories and commercial laboratories. Similarly, a large proportion of testing in the wine industry, has historically been performed either by using expensive equipment, in commercial laboratories or by trained personnel at dedicated or centralized testing sites. Significant interest has developed in techniques and technologies that allow testing to be performed “on-the-spot” in real time. While not all tests are suited to being performed at the point-of-use, we believe our electrochemical cell technology and other technologies could be a suitable platform for adapting a number of tests to a point-of-use format as it offers speed, ease of use, reliability, and accuracy at a low cost.

Point-of-use tests in development and partnering strategy

We continue to demonstrate the broader application of our technology platform for markets with significant commercial potential and have developed products in blood glucose, a coagulation Prothrombin Time International Normalized Ratio (“PT-INR”) test and chemical tests for the wine industry.

We continue to invest an appropriate amount of resources into the development of new products and technologies across various industries including oncology, oenology and heavy metals such as lead and copper.

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

We are the manufacturer and distributor of Petrackr which is a blood glucose test used for cats and dogs.

In certain instances, the manufacture of the strips and devices is outsourced to our third-party partners, but we remain the legal manufacturer.

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

Raw materials

Raw materials essential to our business are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. Some of our products in development may be more reliant on sole sources of supply. The use of sole sourced materials may be due to sourcing of proprietary and/or patented technology and processes that are intended to provide a unique market differentiation to our product. UBI continuously assesses its sole sourced raw materials and maintains business continuity plans with its suppliers. UBI’s continuity plans may include securing secondary supply with alternate suppliers, qualification of alternate manufacturing facilities, maintaining contingency stock and securing a long lead time for the supply of raw materials once notice of termination is given by the supplier. While UBI works closely with its suppliers, there may be events that cause supply interruption, reduction or termination that adversely impacts UBI’s ability to manufacture and sell certain products.

Distribution

Order backlog is not material to our business as orders for our products are generally received and filled on a current basis. Our worldwide revenue for Xprecia Stride, Xprecia Prime, Petrackr and for the provision of non-diagnostic laboratory and coagulation testing services are not generally seasonal. Our worldwide revenue for some of the products in our Sentia range is seasonal based on the respective grape harvest seasons in each territory.

Regulatory clearances

UBI’s medical device products and operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labelling, advertising, marketing and distribution, and market surveillance of UBI’s medical device products. These products are also developed, manufactured and sold under an international quality system standard known as ISO 13485.

In March 2024, UBI received FDA 510(k) and CLIA Waiver approval for its Xprecia Prime Coagulation Analyzer as a Class II device. The approval allows for UBI to sell Xprecia Prime into health care professional settings (including CLIA waived facilities) such as hospitals, clinics & doctor’s offices in the USA. The approval is for the full measuring range of 0.8 – 8.0 INR for both 510(k) & CLIA Waiver

UBI’s Petrackr (dog and cat device) and Sentia (non-medical, wine analyser) products are subject to regulation by product safety regulations of government agencies in multiple jurisdictions. These agencies enforce laws and regulations that govern the safety aspects for development, testing, manufacturing, labelling, advertising, marketing and distribution, and market surveillance of UBI’s products. These products are also developed, manufactured and sold under an international quality system standard known as ISO 9001.

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

UBI is subject to various federal and state laws, and laws outside the United States, concerning healthcare fraud and abuse (including false claims laws and anti-kickback laws), global anti-corruption, transportation, safety and health, and customs and exports. Many of the agencies enforcing these laws have increased their enforcement activities with respect to medical device manufacturers in recent years.

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

The practices of the registrant and the industry (respective industries) relating to working capital items

The nature of the Company's business requires it to maintain sufficient levels of inventory to meet contractually agreed delivery requirements of its customers. Significant amounts of inventory are not generally retained by the Company as it does not have to meet rapid delivery requirements. The Company provides its customers with payment terms prevalent in the industry. The Company generally does not provide extended payment terms to its customers.

Dependence on single customer

Our total income as disclosed below is attributed to countries based on location of customer. Location has been determined generally based on contractual arrangements. Total income includes revenue from products and services as disclosed in the Consolidated Statements of Comprehensive Income/(Loss).

	Year Ended December 31,
	2024	2023
	A$	A$
Australia (home country)	311,385	416,669
Americas	2,528,650	1,913,892
Europe	2,528,042	2,295,455
Other	914,661	2,006,822
	6,282,738	6,632,838

We are not dependent on a single customer.

Backlog orders

We did not have any significant backlog orders as of December 31, 2024 and 2023.

Competitive conditions of our business

UBI operates in the increasingly challenging medical devices and non-medical devices technology marketplace. Technological advances and scientific discoveries have accelerated the pace of change in technology. The regulatory environment of medical device products is becoming more complex and economic conditions have resulted in a challenging market. Companies of varying sizes compete in the global technology field. Some are more specialized than UBI with respect to particular markets, and some have greater financial resources than UBI. New companies have entered the field and established companies have diversified their business activities into the technology area. Acquisitions and collaborations by and among companies seeking a competitive advantage also affect the competitive environment.

UBI competes in this evolving marketplace on the basis of many factors, including price, quality, innovation, service, reputation, distribution and promotion. In order to remain competitive in the industries in which UBI operates, it continues to make investments in research and development, quality management, quality improvement, product innovation and productivity improvement.

Human capital management

Through our long operating history and experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. The Company has a talented, motivated, and dedicated team, and is committed to supporting the development of all of its team members and to continuously building on its strong culture. As of February 20, 2025, the Company had approximately 76 employees located in Australia, Canada, the United States and Europe. Females represent 47% of our workforce, including 20% of senior management. 97% of our workforce are permanently employed to ensure throughput of growth and development. None of our employees are subject to a collective bargaining agreement.

The Company believes that success of its mission is realized by the engagement and empowerment of its employees. The Managing Director and Head of People Strategy & Culture regularly update the Company’s Board of Directors (“the Board of Directors”) and its committees on the status of the human capital trends and activities within the business. Our management and cross-functional teams work closely to evaluate human capital management issues such as staff retention, workplace safety, harassment and bullying, as well as to implement measures to mitigate these risks.

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

Growth and Development

The Company invests in tools and resources that support employees’ individual growth and development. The Company offers professional development opportunities including leadership training and have development programs and on-demand opportunities to cultivate talent throughout the Company. Training needs are identified at the start of each year when corporate and departmental objectives are communicated. Strategic talent reviews and succession planning discussions takes place annually, as an extension to annual performance reviews, across all business areas. The Managing Director and Head of People Strategy & Culture meet with senior management and the Board of Directors to review top enterprise talent. The Company continues to provide opportunities for employees to grow their careers with over half of the open management positions filled internally during 2024.

Inclusion and Diversity

The Company is committed to hiring inclusively, providing training and development opportunities, fostering an inclusive culture, and ensuring equitable pay for employees, and is continuing to focus on increasing diverse representation at every level of the Company.

Engagement

The Company believes that open and honest communication among team members; managers and leadership foster an open, collaborative work environment where everyone can participate, develop and thrive. Team members are encouraged to come to their managers with questions, feedback or concerns, and the Company conducts surveys that gauge employee sentiment in areas like career development and overall workplace satisfaction. Excluding senior management, staff to manager ratio is 16:2 – this enables effective and efficient management that supports optimum employee engagement.

Health and Safety

The Company is committed to protecting its employees everywhere it operates. The Company identifies potential risks associated with workplace activities in order to develop measures to mitigate possible hazards. The Company supports employees with general safety training and puts specific programs in place for those working in potentially high-hazard environments, including chemical management, equipment and machinery safety, hazardous materials management and electrical safety. The Company’s Safety Committee generally meet monthly to review any incidents, implement additional or update existing safety procedures across the whole operation. During the year ended December 31, 2024, zero safety incidents were achieved. Separately, the Company views mental health as a fundamental part of our humanity and implemented a comprehensive Employee Assistance Program in 2021. The program offers a wide-ranging suite of online resources, including mental health coaching and training to help managers recognize and respond to signs of mental health issues.

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

Our success and the success of the products that we develop, manufacture and distribute is ultimately dependent on the level of continued market acceptance and sales of such products. Continued market acceptance will depend on, amongst other things, the ability to provide and maintain evidence of safety, efficacy and cost effectiveness of our products, the advantages and profile over competing products, the level of support from the industry experts, the relative convenience and ease of use, cost-effectiveness compared to other products, the availability of reimbursement from national health authorities, the timing of regulatory clearances and market introduction and the success of marketing and sales efforts by our personnel, customers and partners. Additionally, it is difficult to determine the market opportunity for new technologies and our estimates may not accurately reflect the actual demand in the target markets or new competitive product introductions may disrupt current market conditions and decrease our commercial opportunities and impact on our revenue.

Our commercial opportunities will be reduced if our competitors develop and commercialize products that are safer, more effective, more convenient, less expensive, or reach markets sooner or are marketed better than the products that we develop, manufacture and distribute or are currently being marketed by us and our partners.

We cannot be sure that any other products that we develop, manufacture and distribute will be successful in the marketplace or will secure and maintain expected market share.

Our ability to be profitable in the future will be adversely affected if any of the products that we develop, manufacture and distribute fail to achieve or maintain market acceptance or compete effectively in the market place. It may render prior development efforts worthless and would reduce or eliminate our revenues from product sales and/or manufacturing and may have a material adverse effect on our business and financial position.

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

In the ordinary course of our business, we may enter into collaborations, licensing arrangements, strategic alliances or partnerships to develop proposed products or technologies, pursue new markets, or protect our intellectual property assets. We may also elect to amend or modify similar agreements that we already have in place. Proposing, negotiating and implementing collaborations, licensing arrangements, strategic alliances or partnerships may be a lengthy and complex process, and may subject us to business risks. For example, other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities, or may be the counterparty in any such arrangements. We may not be able to identify or complete any such collaboration in a timely manner, on a cost-effective basis, on acceptable terms or at all. In addition, we may not realize the anticipated benefits of any such collaborations. In particular, these collaborations may not result in the development of products or technologies that achieve commercial success or result in positive financial results, or may otherwise fail to have the intended impact on our business.

Additionally, we may not be in a position to exercise sole decision-making authority regarding a collaboration, licensing or other similar arrangement, which could create the potential risk of creating impasses on decisions. Further, our collaborators and business partners may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators and other business partners, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, termination rights or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our arrangement with them or our future products. Disputes between us and our current, future or potential collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements. In such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

For example, we entered into a license agreement with LifeScan Global Corporation, which provide us exclusive license to develop a test strip and meter to be used for the detection and monitoring of diabetes in non-humans. Under certain circumstances, the agreement may be terminated by LifeScan Global Corporation including if the product is not launched in certain key territories within a specified period of time, if rolling twelve months sales falls below a certain level after a specified period of time and if a minimum number of strips on an annual basis is not purchased by us. The termination of our existing license agreement with LifeScan Global Corporation would disrupt our ability to commercialize the product which could have a material adverse impact on our financial condition and results of operations, negatively impact our ability to compete and cause our stock price to decline.

We also entered into a License Agreement with LifeScan, Inc. (“LifeScan”) which imposes material obligations on us. LifeScan may terminate the License Agreement if we fail to use commercially reasonable efforts to commercialise and fail to provide evidence of our compliance within 90 days of written notice, are liquidated or wound up, or are in persistent and material breach of our obligations and fail to remedy the breach within 90 days of written notice requiring us to do so. If we were to breach the License Agreement and LifeScan were to validly terminate the agreement in response, it would severely and adversely affect our financial results, business and business prospects and the future of our research and development activities. Amongst other things, it would seriously restrict or eliminate our ability to develop and commercialize our own tests and our ability to grant further sublicenses, which would restrict or eliminate our commercialization opportunities. If the License Agreement was terminated, any sublicense under the License Agreement previously granted by us to a third party that is in effect immediately prior to such termination would survive termination as a direct license from LifeScan to such sublicensee, provided certain conditions are met, including that the sublicensee is not in material breach of any provision of the License Agreement and agrees to be bound to the terms of the License Agreement with respect to the applicable sublicense field.

Our recurring losses, negative cash flows and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern.

Our principal current sources of liquidity are the proceeds received from capital raise, earnings generated from our products and services, along with cash flows from operations and existing cash and cash equivalents.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of obligations in the normal course of business. The Company has experienced recurring losses since its inception and has not generated any significant revenues. The Company incurred a net loss of A$14,239,743 (2023: A$6,741,564) and used A$12,300,225 (2023: A$14,619,044) in cash to fund operations during the year ended December 31, 2024 and had an accumulated deficit of A$99,407,192 (2023: A$92,678,783) as of December 31, 2024. The Company expects to continue to generate operating losses for the foreseeable future. As of December 31, 2024, the Company had cash and cash equivalents of A$8,544,105 (2023: A$10,240,429). The Group has not generated significant revenues resulting in the net cash outflows and accumulated losses to date and is forecasting to incur further cash outflows while growing the business over the coming period. The Company believes that its current cash and cash equivalents are only sufficient to fund its operations into Q4 2025 and this raises substantial doubt about the ability of the Company to continue as a going concern within one year from the date of the issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern. In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meets its financial requirements, raise additional capital, and the success of its future operations. Management plan to fund the operations of the Company by growing revenue, pursuing joint venture or partnerships for our product portfolio and raising cash through the issuance of new equity, until such a time as the Group’s operations generate positive cash flows or other profitable investments may be achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such funding sources will be available at terms acceptable to the Company, or at all in the future. However, the Company has successfully raised new equity capital in the past and has demonstrated growth in revenue as new product lines have been launched. Management continues to explore options for the Company to continue as a going concern. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company has insufficient funding to meet its working capital needs, it could be required to limit or cease operations.

Reduced margins would have a material adverse effect on our business and financial position.

Our revenues may decline and/or our costs may increase, either of which could result in reduced margins, which would have a material adverse effect on our business and financial position. The primary factors that contribute most to these risks include lower selling prices, increased manufacturing costs and currency fluctuations.

We may suffer decreased margins due to the global reach of our business which exposes us to market risk from changes in foreign currency exchange rates. The majority of our cash receipts are in US dollars and Euros and expenses are in Australian dollars and US dollars.

The success of our business is dependent upon market factors such as the growth of the point-of-use testing market and our ability to compete effectively within the parts of our product portfolio that are highly competitive.

Our business success relies on the growth of both the existing and emerging point-of-use testing market. We cannot be sure that this market will grow as we anticipate. Such growth will require continued support and demand from users, payers, patients and healthcare professionals and the endorsement by professional bodies that influence point-of-use tests. Research and clinical data may not sufficiently support point-of-use testing, nor may the economic benefits sufficiently support point-of-use testing as an alternative to current practice. Even if the data is compelling, significant resources may be required to educate users and change in practice may be slower and more costly than we anticipate. If point-of-use testing fails to be adopted at the rate we expect in parts of our product portfolio, the sector may remain unattractive to the size of partner we seek to attract and as a consequence, we may need to change our business model. This may require more cost and/or our anticipated growth will be adversely affected.

We may face intense competition in point-of-use tests.

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

Competition will be faced from existing products as well as products in development. Point-of-use tests are likely to experience significant and continuing competition from traditional pathology laboratory-based testing as well as other point-of-use tests. Our commercial opportunity will be reduced or eliminated if competitors develop and commercialize safer, more effective, more convenient, or cheaper products, or reach the market sooner than we do. Any such developments adversely affecting the market for products developed by us may force us and our partners to reduce production or discontinue manufacturing which would cause our operating results to suffer. There can be no assurances with respect to our or any partner’s ability to compete effectively in the competitive markets in which we operate.

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

The design and development of different tests on our platform takes a number of years to complete, is costly and the outcomes are uncertain. Although development risk generally reduces the further a test is developed, the tests we develop have a significant degree of technical risk, and irrespective of the stage of development, design and development work and product validation, the development of the test may be unsuccessful or not warrant product commercialization.  If development activities are unsuccessful, we may need to delay, reduce the scope of or eliminate some or all of our development programs and significant monies and management time invested may be rendered worthless.

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

We are dependent on our suppliers.

Similar to most major manufacturers in our industry, we are dependent upon our suppliers for certain raw materials and components. We have preferred suppliers, making us vulnerable to supply disruption, which could harm our business and delay manufacturing operations. We seek to enter into long term contractual arrangements with key suppliers, however we may not always be able to do so on acceptable terms. If our manufacturing requirements change, such long-term contractual arrangements may cause us to have excess or obsolete inventory. We may not be able to guarantee the supply of certain of our materials which may in turn affect our ability to supply product to our customers. We may have difficulty locating alternative suppliers in a timely manner or on commercially acceptable terms, and switching components may require product redesign and further regulatory clearance which could significantly delay production. Likewise, our customers and partners are subject to supply risks which may delay their ability to supply customers with product which would impact our revenue and have a consequential adverse effect on our business and results of operations. Supply disruption may also impact on our research and development programs.

Further, if our contract manufacturers fail to achieve and maintain required production yields or manufacturing standards, it could result in product withdrawals, delays, recalls, product liability claims and other problems that could seriously harm our business. Any meter shortages or sub-components thereof or manufacturing issues could result in delays or reduction in our revenues, with consequential adverse effect on our business and results of operations.

We face risks manufacturing product or providing services.

Our business strategy depends on our ability to manufacture our current and proposed products in sufficient quantities and on a timely basis so as to meet consumer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks related to our manufacturing capabilities, including:

●	quality or reliability defects in product components that we source from third-party suppliers;
●	being able to secure product components in a timely manner, in sufficient quantities and on commercially reasonable terms;
●	identifying and qualifying alternative suppliers for components in a timely manner;
●	implementing and maintaining acceptable quality systems;
●	production of products to meet demand;
●

modify production lines and expand manufacturing facilities to enable us to efficiently produce future products or implement changes in current products in response to consumer demand or regulatory requirements;

●	manufacture multiple products simultaneously while utilizing common manufacturing equipment; and
●	potential damage to or destruction of our manufacturing equipment or manufacturing facilities.

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

We have largely funded our operations and capital expenditures from capital raising, our existing cash reserves and the sale of our products and provision of services and government grants and rebates including the research and development tax incentive income. The revenue from the sale of our products and provision of services has funded a relatively small portion of our operating expenses. For the 2025 fiscal year, we expect to generate revenues from the sale of our Xprecia Stride and Xprecia Prime products, Sentia and Petrackr products and through the provision of services undertaken by HRL. AQUASCOUT (portable hand-held product for testing lead and copper in drinking water) is expected to be launched in the first half of 2025 and we expect to generate revenues from this product. If our revenues are not significant, we will continue to incur operating losses on an annual basis.

To implement our business strategy and achieve consistent profitability, we need to, among other things, an increase in sales of our products and the gross profit associated with those sales, maintain an appropriate customer service and support infrastructure, fund ongoing research and development activities, create additional efficiencies in our manufacturing processes while adding to our capacity, and obtain regulatory clearance or approval to commercialize our products currently under development. We expect our expenses will continue to increase as we pursue these objectives and make investments in our business. Additional increases in our expenses without commensurate increases in sales could increase our operating losses.

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

Our information technology systems are designed and selected in order to facilitate the entering of orders, customer billing, to maintain customer records, to provide product traceability, to accurately track purchases, to manage accounting, finance, administration and manufacturing, generate reports and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations.

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

The effects of global climate change, such as extreme weather conditions and natural disasters occurring more frequently or with more intense effects, or the occurrence of unexpected events including wildfires, hurricanes, earthquakes, floods, tsunamis and other severe hazards or global health crises, such as the outbreak of Ebola or the global COVID-19 pandemic, or other actual or threatened epidemic, pandemic, outbreak and spread of a communicable disease or virus, in the countries where we operate or sell products and provide services, could adversely affect our operations and financial performance. Extreme weather, natural disasters, power outages, global health crises or other unexpected events could disrupt our operations by impacting the availability and cost of materials needed for manufacturing, causing physical damage and partial or complete closure of our manufacturing sites or distribution centres, loss of human capital, temporary or long-term disruption in the manufacturing and supply of products and services and disruption in our ability to deliver products and services to customers. These events and disruptions could also adversely affect our customers’ and suppliers’ financial condition or ability to operate, resulting in reduced customer demand, delays in payments received or supply chain disruptions. Further, these events and disruptions could increase insurance and other operating costs, including impacting our decisions regarding construction of new facilities to select areas less prone to climate change risks and natural disasters, which could result in indirect financial risks passed through the supply chain or other price modifications to our products and services.

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

The device products we are involved in developing are subject to extensive regulation in all major markets. The process of obtaining regulatory clearance is costly and time consuming and there can be no assurance that the required regulatory clearances will be obtained. Products cannot be commercially sold without regulatory clearance. We and our customers and partners may be unable to obtain the necessary clearances to sell or if the clearances are delayed, revoked or subject to unacceptable conditions, the product may not be able to be commercialized which would have a material adverse effect on us.

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

Furthermore, regulation is ongoing and manufacturers and marketers of products are subject to continuous review and periodic inspections. Potentially costly responses may be required to be given by us and our customers including product modification, or post-marketing clinical trials as a condition of approval to further substantiate safety and efficacy or investigate issues of interest. If we or our customers fail to comply with applicable regulatory requirements it may result in fines, delays, suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions and could have a material adverse effect on our operations. Additionally, changes in existing regulations or the adoption of new regulations could make regulatory compliance more difficult in the future and could hamper our ability to produce products when we require.

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

The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks by making cyberattacks more difficult to detect, contain or mitigate. We believe we will continue to see, widespread vulnerabilities that could affect our data and systems as well as our trading partners. Mitigation and remediation recommendations continue to evolve, and addressing this and other critical vulnerabilities pertaining to widely used systems, platforms and infrastructure is a priority for us. Internal access management failures could result in the compromise or unauthorized exposure of confidential data. Moreover, hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. There can be no assurance that we or our vendors and other third parties will not be subject to additional cybersecurity threats and incidents that bypass our or their security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our or their information systems, devices or business. In such an event, we may incur substantial costs, including but not limited to, costs associated with remediating the effects of the cybersecurity incident, costs for security measures to guard against similar future incidents and costs to recover data. Further, consumer confidence in the integrity and security of personal information and critical operations data in the life sciences industry generally could be shaken to the extent there are successful cyberattacks at other companies, which could have a material, adverse effect on our business, financial position or results of operations.

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

As of December 31, 2024, we had A$39,613,666 of accumulated tax losses under Australian law available for carry forward against future earnings, which under Australian tax laws do not expire but may not be available under certain circumstances. The Company also has A$ 3,374,776 of non-refundable R&D tax offset under Australian law as of December 31, 2024. The R&D Tax offset is a non-refundable tax offset, which assists to reduce a company’s tax liability. Once the liability has been reduced to zero, any excess offset may be carried forward into future income years.

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

Our principal sources of liquidity are cash flows from operations (revenue from services and product sales) and proceeds received from capital raise. We have also financed our business operations through government grants and rebates, including the refundable tax offset (“tax incentive income”). The refundable tax offset is one of the key elements of the Australian Government’s support for Australia’s innovation system and if eligible, provides the recipient with cash based upon our eligible research and development activities and expenditures. For the year ended December 31, 2023, our aggregate turnover was less than A$20,000,000 and we received a tax incentive income of A$3,790,761. Additionally, we will be eligible to make this claim for the year ended December 31, 2024, as our revenues are less than A$20,000,000. We anticipate receiving a refundable tax offset of A$2,204,620 in 2025 following the lodgment of our 2024 Australian company tax return.

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

Single stockholders with significant holdings or relatively small groups of stockholders have the power to influence matters requiring the approval of stockholders. Viburnum Funds Pty Ltd (“Viburnum”), as investment manager for its associated funds and entities holds a beneficial interest and voting power over approximately 29% of our shares. For details of our substantial stockholders and the interests of our directors, refer to “Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

We may not be able to raise capital or secure further credit if and when required. If we are unable to raise capital or secure further credit when required, we may have to delay, reduce the scope of or eliminate some or all of our development programs or commercialization efforts, reduce operating expenditure including staff-cuts or liquidate some or all of our assets.

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

The Company did not experience any cybersecurity incident during 2024.

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

Security details

As of February 20, 2025, there were 298,067,435 shares of our common stock issued and outstanding, 97,182,901 quoted options and 16,569,334 unquoted options and performance rights that are exercisable for an equivalent number of shares of common stock. All of our issued and outstanding shares of common stock are fully paid.

Under applicable U.S. securities laws all of the shares of our common stock and all of our options are “restricted securities” as that term is defined in Rule 144 under the Securities Act. Restricted securities may be resold to U.S. persons as defined in Regulation S only if registered or pursuant to an exemption from registration under the Securities Act. We have not agreed to register any of our shares of common stock for resale by security holders.

Holders

Currently, CDN holds the majority of our shares on behalf of and for the benefit of the holders of CDIs. The balance of the shares are held by certain of our employees generally as part of our restricted employee share scheme. Set out below is the approximate aggregate number of our registered holders of CDIs and shares at the specific date below:

Date	Total Number of Registered Holders	Number of Registered Holders that are United States Residents
At February 20, 2025	2,308	9

Dividends

To date, we have not declared or paid any cash dividends on our shares or CDIs.

Recent Sales of Unregistered Securities

Institutional Placement

On March 25, 2024, the Company issued 16,666,667 CDIs at A$0.15 per CDI in a private placement offering (the “Placement”) to selected institutional investors (the “Placement Participants”) and received aggregate gross proceeds of approximately A$2.5 million in connection therewith. Subsequent to receiving the stockholder approval at the Meeting (as defined below), the Company issued to Placement Participants options to acquire CDIs for the exercise price of A$0.20 per CDI for each CDI acquired under the Placement. The issuance of CDIs in the Placement was made in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation S promulgated under the Securities Act.

Entitlement Offer

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

The Securities have not been and will not be registered under the Securities Act, and may not be offered or sold in the United States or to, or for the account of, a U.S. Person (within the meaning of Regulation S under the Securities Act), absent registration or an applicable exemption from the registration requirements. Hedging transactions involving these securities may not be conducted unless in compliance with the Securities Act.

Proceeds of the Placement and the Entitlement Offer have been and will be applied to sustain growth, support ongoing product development, fund short term operating losses and operate and expand marketing and sales development, particularly in relation to the sale of UBI’s Xprecia Prime device following its recent FDA approval.

Exercise of Stock Options

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

Period Ending	Number of Options Exercised and Corresponding Number of Shares Issued	Option Exercise Price (A$)	Proceeds Received (A$)

Mar-24	1,000,000	0.20	200,000
Mar-24	1,364,666	0.20	272,933
	2,364,666		472,933

The funds have been and will be used for working capital requirements, including the continued development of our existing pipeline of point-of-use tests and to identify and develop additional tests.

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

There were no restricted shares issued by the Company within the past three fiscal years and the balance of the restricted shares as of December 31, 2024, is nil.

There were 750,000 performance rights issued by the Company to employees during the year ended December 31, 2024.

750,000 performance rights lapsed during the year ended December 31, 2024 as employees ceased employment before the performance rights vested.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to our 2024 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages F2 to F8.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information called for by this Item 7A.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to our 2024 Annual Report under the following captions:

●	Consolidated Balance Sheets
●	Consolidated Statements of Comprehensive Income/(Loss)
●	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)
●	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm (PCAOB ID 1379)

The items are included on pages F9 through F31 of the 2024 Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.  As of the end of the period covered by this Form 10-K, the Company and its management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. John Sharman, Principal Executive Officer and Peter Mullin, Principal Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Mr. Sharman and Mr. Mullin concluded that, as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on this evaluation, our management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

/s/ John Sharman	/s/ Peter Mullin
John Sharman	Peter Mullin
Principal Executive Officer	Principal Financial Officer

February 26, 2025

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

This Form 10-K does not include an attestation report of our Independent Registered Public Accounting Firm regarding internal control over financial reporting. We are an emerging growth company and are a non-accelerated filer under the SEC rules, and are exempt from the requirement to provide an auditor attestation report.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024, in connection with our Annual Meeting of Stockholders in 2025 (the “2025 Proxy Statement”) under the captions “Management of the Company” and, if applicable, “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the 2025 Proxy Statement under the captions “Management of the Company – Compensation of Directors,” “Executive Compensation” and “Management of the Company – Board Meetings and Board Committees – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation – Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the 2025 Proxy Statement under the captions “Certain Relationships and Related Transactions,” and “Management of the Company.”

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the 2025 Proxy Statement under the caption “Independent Public Accountants – Audit Fees.”

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)         Financial Statements

The following financial statements are incorporated by reference from pages F-9 through F-31 of our Annual Report to Stockholders for the fiscal year ended December 31, 2024, as provided in Item 8 hereof:

(a)(2)          All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

(a)(3) and (b) Exhibits – Refer below.

Exhibit Number	Description	Location
3.1	Amended and restated certificate of incorporation dated December 5, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 3.1.
3.2	Certificate of Amendment to the Amendment to the Amended and Restated Certificate of Incorporation dated April 10, 2024	Incorporated by reference to our Current Report on Form 8-K filed on April 11, 2024 as Exhibit 3.1.
3.4	Amended and Restated Bylaws of Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on March 15, 2024 as Exhibit 3.1.
4.3	Description of Securities	Filed herewith.
10.1	Amended and Restated License Agreement, between LifeScan, Inc. and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.1.
10.2	Amended and Restated Development and Research Agreement between Cilag GmbH International and Universal Biosensors Pty Ltd dated on August 29, 2011 and effective as of August 19, 2011.	Incorporated by reference to our Current Report on Form 8-K filed on August 30, 2011 as Exhibit 10.2.
10.3	Form of indemnity agreement entered into with directors of us, our principal financial officer and company secretary	Incorporated by reference to our Current Report on Form 8-K filed on March 7, 2022 as Exhibit 10.1.
10.4#	CEO Option Plan.	Incorporated by reference to our Current Report on Form 8-K filed on September 17, 2021 as Exhibit 10.1.
10.5#	Employment agreement between Universal Biosensors Pty Ltd and Mr. Salesh Balak effective November 27, 2006.	Incorporated by reference to our General Form for Registration of Securities on Form 10 filed on April 30, 2007 as Exhibit 10.8.
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

10.7	Third Amendment to Amended and Restated Master Services and Supply Agreement by and among Universal Biosensors, Inc., Universal Biosensors Pty Ltd, and Cilag GmbH International.	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013 as Exhibit 10.2.
10.8	Deed of Surrender and Lease between Universal Biosensors Pty Ltd and Bowmayne Pty Ltd.	Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2021 as Exhibit 10.1.
10.9	Employment agreement between Universal Biosensors Pty Ltd and Mr. John Sharman effective March 3, 2020.	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed on May 1, 2020 as Exhibit 10.1
10.10	Definitive Agreements between Universal Biosensors Pty Ltd and Siemens Healthcare Diagnostics, Inc. dated September 18, 2019.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2019 as Exhibit 10.23
10.11#	Employee Incentive Plan.	Incorporated by reference to our Current Report on Form 8-K filed on September 17, 2021 as Exhibit 10.2.
10.12#	Award Agreement between Universal Biosensors, Inc. and Mr. Salesh Balak, dated February 28, 2021	Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2021 as Exhibit 10.2.
10.13#	Award Agreement between Universal Biosensors, Inc. and Mr. John Sharman, dated February 28, 2021	Incorporated by reference to our Current Report on Form 8-K filed on March 18, 2021 as Exhibit 10.3.
10.14	Underwriting Agreement between Viburnum Funds Pty Ltd and Universal Biosensors, Inc., dated April 19, 2022.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 10, 2022 as Exhibit 10.18.
10.15	Underwriting Agreement between Viburnum Funds Pty Ltd and Universal Biosensors, Inc., dated April 11, 2024.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 2, 2024 as Exhibit 10.16
10.16	Term sheet between Viburnum Funds Pty Ltd and Universal Biosensors, Inc.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 2, 2024 as Exhibit 10.15.
10.17#	Employment agreement between Universal Biosensors Pty Ltd and Mr. Peter Mullin effective December 18, 2024.	Incorporated by reference to our Current Report on Form 8-K filed on January 7, 2025 as Exhibit 10.1.
10.18#	Equity award agreement between Mr. John Sharman and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on January 15, 2025 as Exhibit 10.1.
10.19#	Equity award agreement between Mr. Peter Mullin and Universal Biosensors, Inc.	Incorporated by reference to our Current Report on Form 8-K filed on January 15, 2025 as Exhibit 10.2.
13.0	Annual Report.	Filed herewith.
14.0	Code of Ethics.	Incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2008 as Exhibit 14.
19.0	Securities Trading Policy	Filed herewith
21.0	List of Subsidiaries.	Filed herewith.
24.0	Power of Attorney.	Included on signature page.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

101

The following materials from the Universal Biosensors, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income/(Loss), (iii) the Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income/(Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

Date: February 26, 2025

Universal Biosensors, Inc.
(Registrant)

By: /s/ John Sharman
John Sharman Principal Executive Officer

Power of Attorney

Each person whose signature appears below hereby constitutes and appoints John Sharman, Peter Mullin and Salesh Balak and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Sharman	Managing Director	February 26, 2025
John Sharman	(Principal Executive Officer)

/s/ Peter Mullin	Finance Director & Chief Financial Officer	February 26, 2025
Peter Mullin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Craig Coleman	Director	February 26, 2025
Craig Coleman

/s/ Judith Smith	Director	February 26, 2025
Judith Smith

/s/ David Hoey	Director	February 26, 2025
David Hoey

/s/ Graham McLean	Non-Executive Chairman and Director	February 26, 2025
Graham McLean