Form 10-Q
period 2025-03-31
UNIVERSAL BIOSENSORS INC
filed 2025-05-12
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 298,067,435 shares of Common Stock, U.S.$0.0001 par value, outstanding as of May 12, 2025.

UNIVERSAL BIOSENSORS, INC.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	1)	Consolidated condensed balance sheets at March 31, 2025 and December 31, 2024	1
	2)	Consolidated condensed statements of comprehensive income/(loss) for the three months ended March 31, 2025 and 2024	2
	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the three months ended March 31, 2025 and 2024	3
	4)	Consolidated condensed statements of cash flows for the three months ended March 31, 2025 and 2024	4
	5)	Notes to consolidated condensed financial statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		18

Item 3	Quantitative and Qualitative Disclosures About Market Risk		23

Item 4	Controls and Procedures		23

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		24

Item 1A	Risk Factors		24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		24

Item 3	Defaults Upon Senior Securities		24

Item 4	Mine Safety Disclosures		24

Item 5	Other Information		25

Item 6	Exhibits		25

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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2025	December 31, 2024
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	4,561,315	8,544,105
Inventories	5,970,853	5,585,866
Accounts receivable	933,054	956,500
Prepayments	895,653	915,196
Restricted cash	35,000	35,000
Research and development tax incentive receivable	2,534,246	2,188,203
Other current assets	258,597	248,041
Total current assets	15,188,718	18,472,911
Non-current assets:
Property, plant and equipment	32,721,302	32,690,674
Less accumulated depreciation	(28,406,819)	(28,243,602)
Property, plant and equipment - net	4,314,483	4,447,072
Right-of-use asset - operating leases	2,397,128	2,468,019
Right-of-use asset - finance leases	37,390	39,726
Restricted cash	320,000	320,000
Other non-current assets	93,036	93,036
Total non-current assets	7,162,037	7,367,853
Total assets	22,350,755	25,840,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	684,086	356,222
Accrued expenses	2,182,891	1,795,801
Contract liabilities	12,193	4,781
Lease liability - operating leases	757,013	900,402
Lease liability - finance leases	9,793	9,679
Employee entitlements liabilities	976,110	896,933
Short-term loan	462,006	697,284
Total current liabilities	5,084,092	4,661,102
Non-current liabilities:
Asset retirement obligations	1,319,277	1,296,533
Employee entitlements liabilities	94,050	109,311
Lease liability - operating leases	2,291,357	2,365,667
Lease liability - finance leases	34,227	36,718
Total non-current liabilities	3,738,911	3,808,229
Total liabilities	8,823,003	8,469,331

Commitments and contingencies

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued & outstanding nil at March 31, 2025 (nil at December 31, 2024). Common stock, US$0.0001 par value. Authorized 750,000,000 shares; issued & outstanding 298,067,435 shares at March 31, 2025 (Authorized 300,000,000 shares; issued & outstanding 298,067,435 at December 31, 2024)	29,807	29,807
Additional paid-in capital	131,347,039	131,347,039
Accumulated deficit	(113,660,090)	(99,407,192)
Current year loss	(3,837,950)	(14,252,898)
Accumulated other comprehensive loss	(351,054)	(345,323)
Total stockholders’ equity	13,527,752	17,371,433
Total liabilities and stockholders’ equity	22,350,755	25,840,764

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended March 31,
	2025	2024
	A$	A$
Revenue
Revenue from products	1,329,813	1,179,843
Revenue from services	224,846	289,667
Total revenue	1,554,659	1,469,510
Operating costs and expenses
Cost of goods sold	625,874	481,467
Cost of services	85,441	110,177
Total cost of goods sold and services	711,315	591,644
Gross profit	843,344	877,866
Other operating costs and expenses
Depreciation and amortization	150,643	253,098
Research and development	795,503	254,217
Selling, general and administrative	4,364,974	4,025,382
Total operating costs and expenses	5,311,120	4,532,697
Loss from operations	(4,467,776)	(3,654,831)
Other income/(expense)
Interest income	63,391	68,656
Interest expense	(2,236)	(6,687)
Financing costs	(22,744)	(16,895)
Research and development tax incentive income	346,044	114,348
Exchange loss	167,295	13,846
Other income	78,076	42,752
Total other income/(expenses)	629,826	216,020
Net loss before tax	(3,837,950)	(3,438,811)
Income tax benefit/(expense)	0	0
Net loss after tax	(3,837,950)	(3,438,811)

Net loss per share
Net loss per share - basic and diluted	(0.01)	(0.02)
Average weighted number of shares - basic and diluted	298,067,435	213,833,384

Other comprehensive income/(loss), net of tax:
Foreign currency translation reserve	(5,731)	175,537
Other comprehensive loss	(5,731)	175,537
Comprehensive loss	(3,843,681)	(3,263,274)

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended March 31, 2025
	Ordinary shares				Other	Total
	Shares	Amount	Additional paid- in capital	Accumulated deficit	comprehensive income/ (loss)	stockholders’ equity
		A$	A$	A$	A$	A$

Balances at January 1, 2025	298,067,435	29,807	131,347,039	(113,660,090)	(345,323)	17,371,433
Net loss	0	0		(3,837,950)	0	(3,837,950)
Other comprehensive loss	0	0	0	0	(5,731)	(5,731)
Balances at March 31, 2025	298,067,435	29,807	131,347,039	(117,498,040)	(351,054)	13,527,752

Three Months Ended March 31, 2024
	Ordinary shares
	Shares	Amount	Additional paid- in capital	Accumulated deficit	Other comprehensive income/ (loss)	Total stockholders’ equity
		A$	A$	A$	A$	A$

Balances at January 1, 2024	212,369,435	21,237	119,239,087	(99,420,347)	(332,168)	19,507,809
Net loss	0	0	0	(3,438,811)	0	(3,438,811)
Issuance of common stock at A$0.15 per share, net of issuance costs	16,666,667	1,667	1,901,301	0	0	1,902,968
Other comprehensive loss	0	0	0	0	175,537	175,537
Performance awards and exercise of stock options	2,364,666	236	472,697	0	0	472,933
Stock-based compensation expense	0	0	43,222	0	0	43,222
Balances at March 31, 2024	231,400,768	23,140	121,656,307	(102,859,158)	(156,631)	18,663,658

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
	A$	A$
Cash flows from operating activities:
Net loss	(3,837,950)	(3,438,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,210	253,098
Stock-based compensation expense	0	43,222
Non-cash lease (benefit)/expense	(51,117)	(155,127)
Unrealized foreign exchange losses	(9,537)	134,606
Change in assets and liabilities:
Inventories	(384,987)	(1,004,970)
Accounts receivable	23,447	(211,144)
Prepayments and other assets	(337,055)	(40,539)
Contract liabilities	7,412	(36,132)
Employee entitlements	63,918	61,065
Accounts payable and accrued expenses	643,395	(1,346,103)
Net cash used in operating activities	(3,719,264)	(5,740,835)
Cash flows from investing activities:
Purchases of property, plant and equipment	(30,622)	(77,728)
Net cash used in investing activities	(30,622)	(77,728)
Cash flows from financing activities:
Repayment of borrowings	(237,588)	(303,694)
Proceeds from issuance of common stock, net of issuance costs	0	2,500,000
Exercise of options	0	472,933
Other	0	(2,309)
Net cash provided by/(used in) financing activities	(237,588)	2,666,930
Net decrease in cash, cash equivalents and restricted cash	(3,987,474)	(3,151,633)
Cash, cash equivalents and restricted cash at beginning of period	8,899,105	10,595,429
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	4,684	(49,700)
Cash, cash equivalents and restricted cash at end of period	4,916,315	7,394,096

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the consolidated condensed financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K” or “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025. The year-end consolidated condensed balance sheets data as at December 31, 2024 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of obligations in the normal course of business. The Company has experienced recurring losses since its inception and has not generated any significant revenues. The Company incurred a net loss of A$3,837,950 and A$3,438,811, respectively for the three month period ended March 31, 2025 and 2024, and used A$3,719,264 and A$5,740,835, respectively during the three month period ended March 31, 2025 and 2024 in cash to fund operations and had an accumulated deficit of A$113,660,090 and A$99,407,192, respectively as of March 31, 2025 and December 31, 2024. The Company expects to continue to generate operating losses for the foreseeable future. As of March 31, 2025, the Company had cash and cash equivalents of A$4,916,315 (March 31, 2024: A$7,394,096). The Group has not generated significant revenues resulting in the net cash outflows and accumulated losses to date and is forecasting to incur further cash outflows while growing the business over the coming period. The Company believes that its current cash and cash equivalents are only sufficient to fund its operations into Q3 2025 and this raises substantial doubt about the ability of the Company to continue as a going concern within one year from the date of the issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern. In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management plan to fund the operations of the Company by growing revenue, pursuing joint venture or partnerships for our product portfolio and raising cash through the issuance of new equity, until such a time as the Group’s operations generate positive cash flows or other profitable investments may be achieved. Although the Company has commenced a process to raise additional capital, there are currently no written agreements in place for such funding or issuance of securities and there can be no assurance that such funding sources will be available at terms acceptable to the Company, or at all in the future.  However, the Company has successfully raised new equity capital in the past and has demonstrated growth in revenue as new product lines have been launched. Management continues to explore options for the Company to continue as a going concern. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company has insufficient funding to meet its working capital needs, it could be required to limit or cease operations.

Principles of Consolidation

The consolidated condensed financial statements include the financial statements of the Company and its wholly owned subsidiaries, UBS, UBS LLC, HRL and UBS BV. All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of the consolidated condensed financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the adequacy of the provision for expected credit losses, stock obsolescence, deferred income taxes, research and development tax incentive income and stock-based compensation expenses. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

(a)   Recent issued accounting standards not yet adopted

ASU No. 2024-03 “Disaggregation of Income Statement Expenses”

On November 4, 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures”, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. Early adoption is permitted. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on the consolidated financial statements.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

(b)   Recent adopted accounting standards

ASU No. 2024-02 “Removes Concepts Statement References From Codification”

The FASB issued ASU 2024-024 on March 29, 2024, to remove references to its concepts statements from the FASB Accounting Standards Codification. The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The ASU’s amendments are effective for public business entities (PBEs) for fiscal for fiscal years beginning after December 15, 2025.

On October 1, 2024, the Company adopted the new accounting pronouncement ASU No. 2024-02. The adoption of ASU No. 2024-02 did not have any impact on the consolidated financial statements or results of operations.

ASU No. 2023-09 “Improvement to Income Tax Disclosures”

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

On January 1, 2024, the Company adopted the new accounting pronouncement ASU No. 2023-09 in the current period and retrospectively. The adoption of ASU No. 2023-09 did not have any impact on the consolidated condensed financial statements or results of operations.

ASU No. 2023-07 “Improvements to Reportable Segment Disclosures”

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis for all periods presented. For entities other than public business entities, the ASU is effective for annual periods beginning after December 15, 2025.

The Company adopted the new accounting pronouncement ASU No. 2023-07 in the fourth quarter of 2024. For additional information, see Note 13.

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

Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the best estimate of the amount of probable credit losses in the existing accounts receivable. The Company evaluates the collectability of accounts receivable and records a provision for expected credit losses based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. The expense to adjust the provision for expected credit losses, if any, is recorded within selling, general and administrative expenses in the consolidated statements of comprehensive income/(loss). Account balances are charged against the allowance when it is probable the receivable will not be recovered.

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

The performance obligation for the sale of these products is satisfied at a point-in-time when the Company transfers control of the products to its customer. The point of transfer of control of the products is dictated by individual terms contained within a customer agreement, as are the payment terms. The transaction price is variable.

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

Wine testing products (“Sentia”)

Our Sentia wine analyzer is used to measure Free SO₂, Malic Acid, Glucose, Fructose, Total Sugar, Acetic Acid and Titratable Acidity levels in wine.

The performance obligation for the sale of this product is satisfied at a point-in-time when the Company transfers control of the products to its customer. The point of transfer of control of the products is dictated by the individual terms contained within a customer agreement, as are the individual payment terms. The transaction price is variable.

Veterinary diabetes product (“Petrackr”)

Our veterinary blood glucose product, Petrackr, is a blood glucose monitoring product for dogs and cats with diabetes.

The performance obligation for the sale of this product is satisfied at a point-in-time when the Company transfers control of the products to its customer. The point of transfer of control of the products is dictated by the individual terms contained within a customer agreement, as are the individual payment terms. The transaction price is variable.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The Company has recorded research and development tax incentive income of A$346,044 and A$114,348 for the three months ended March 31, 2025 and 2024, respectively. In the three months ended March 31, 2025 there is reasonable assurance that the aggregate turnover of the Company for the year ended December 31, 2025 will not exceed A$20,000,000.

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

Employee Benefit Costs

The Company contributes a portion of each employee’s salary to standard defined contribution superannuation funds on behalf of all eligible UBS employees in line with legislative requirements. The contribution rate was 10.5% on July 1, 2022 and increased to 11.0% on July 1, 2023 and further increased to 11.5% on July 1, 2024. Superannuation is an Australian compulsory savings program plan for retirement whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they have reached the statutory retirement age. Whilst the Company has a third-party default superannuation fund, it permits UBS employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated condensed statements of comprehensive income/(loss) as the expense is incurred.

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

	March 31, 2025	December 31, 2024
	A$	A$
Cash and cash equivalents	4,561,315	8,544,105
Restricted cash – current assets	35,000	35,000
Restricted cash – non-current assets	320,000	320,000
	4,916,315	8,899,105

Restricted cash maintained by the Company in the form of term deposits is as follows:

	March 31, 2025	December 31, 2024
	A$	A$
Collateral for facilities - current assets	35,000	35,000
Collateral for facilities - non-current assets	320,000	320,000
	355,000	355,000

Collateral for facilities represents a letter of credit for A$35,000 issued in favour of American Express Australia Ltd (current), bank guarantee of A$250,000 for commercial lease of UBS’ premises (non-current) and security deposit on Company’s credit cards of A$70,000 (non-current).

Interest earned on the restricted cash for the three months ended March 31, 2025 and 2024 was A$3,745 and A$3,849 respectively.

3. Inventories

	March 31, 2025	December 31, 2024
	A$	A$
Raw materials	505,965	330,347
Work in progress	356,986	611,170
Finished goods	6,079,600	5,368,183
	6,942,551	6,309,700
Provision for stock obsolescence	(971,698)	(723,834)
	5,970,853	5,585,866

4. Receivables

	March 31, 2025	December 31, 2024
	A$	A$
Accounts receivable	1,357,245	1,359,936
Allowance for credit losses	(424,191)	(403,436)
	933,054	956,500

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

5. Property, Plant and Equipment

	March 31, 2025	December 31, 2024
	A$	A$
Plant and equipment	23,378,550	23,347,922
Leasehold improvements	9,342,752	9,342,752
	32,721,302	32,690,674
Accumulated depreciation	(28,406,819)	(28,243,602)
Property, plant & equipment - net	4,314,483	4,447,072

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

	March 31, 2025	December 31, 2024
	A$	A$
Operating lease right-of-use assets:
Non-current	2,397,128	2,468,019
Operating lease liabilities:
Current	757,013	900,402
Non-current	2,291,357	2,365,667

Weighted average remaining lease terms (in years)	6.0	6.0
Weighted average discount rate	4.7%	4.8%

The components of lease income/expense were as follows:

	Three Months Ended March 31,
	2025	2024
	A$	A$
Fixed payment operating lease expense	103,358	115,336
Short-term lease expense	1,556	787
Sub-lease income	38,891	36,391

The sublease income is deemed an operating lease.

The components of the fixed payment operating and short-term lease expense as classified in the consolidated condensed statements of comprehensive income/(loss) are as follows:

	Three Months Ended March 31,
	2025	2024
	A$	A$
Cost of services	2,531	14,979
Research and development	3,146	34,963
Selling, general and administrative	97,681	65,394
	103,358	115,336

Supplemental cash flow information related to the Company’s leases was as follows:

	Three Months Ended March 31,
	2025	2024
	A$	A$
Operating cash outflows from operating leases	104,914	249,971

Supplemental non-cash information related to the Company’s leases was as follows:

	Three Months Ended March 31,
	2025	2024
	A$	A$
Right-of-use assets obtained in exchange for lease liabilities	0	0
Right-of-use asset modifications	0	0

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Future lease payments are as follows:

	March 31, 2025	December 31, 2024
	A$	A$
1 year	868,517	1,022,251
2 years	409,642	407,413
3 years	417,014	416,427
4 years	421,205	418,875
5 years	430,862	428,300
Thereafter	852,358	950,633
Total future lease payments	3,399,418	3,653,899
Less: imputed interest	(351,048)	(387,830)
Total operating lease liabilities	3,048,370	3,266,069
Current	757,013	900,402
Non-current	2,291,357	2,365,667

On March 1, 2024, HRL entered into a tenancy agreement for an office space for a 12-month period in Hamilton, Canada. As of March 31, 2025, the Company has not entered into any operating or finance lease agreements that have not yet commenced.

7. Short-Term Loan

In December 2024 the Company entered into a short-term loan facility to finance its 2025 Insurance Premium. The total amount available and drawn down under the facility is $697,284. The facility is repayable in nine monthly instalments which commenced in January 2025 and has an effective annual interest rate of 1.84%. The short-term borrowing is secured by proceeds of or payable under any insurance including proceeds or refunds from the cancellation or termination of any insurance.

8. Revenue

Disaggregation of Revenue

In the following table, revenue is disaggregated by major product and service lines and timing of revenue recognition.

	Three Months Ended March 31,
	2025	2024
	A$	A$
Major product/service lines
Coagulation testing products	569,237	627,992
Laboratory testing services	224,846	289,667
Wine testing products	693,149	526,688
Veterinary diabetes products	67,427	25,163
	1,554,659	1,469,510

Timing of revenue recognition
Products and services transferred at a point in time	1,554,659	1,469,510

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers.

	Three Months Ended March 31,
	2025	2024
	A$	A$
Receivables	1,357,245	2,336,644
Contract liabilities	12,193	0

The Company’s contract liabilities represent the Company’s obligation to transfer products to customers for which the Company has received consideration from customers, but the transfer has not yet been completed.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Three Months Ended March 31,
	2025	2024
	A$	A$
Contract Liabilities - current:
Opening balance	4,781	36,132
Closing balance	12,193	0
Net increase/(decrease)	7,412	(36,132)

The Company expects all of the Company’s contract liabilities to be realized by December 31, 2025.

9. Other Income

Other income is recognized when there is reasonable assurance that the income will be received, and the consideration can be reliably measured.

Other income is as follows for the relevant periods:

	Three Months Ended March 31,
	2025	2024
	A$	A$
Rental income	40,267	36,391
Other income	37,809	6,361
	78,076	42,752

10. Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income. Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders and for the Company, includes net income/(loss).

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Three Months Ended March 31, 2025
Foreign currency translation reserve	(5,731)	0	(5,731)
Other comprehensive loss	(5,731)	0	(5,731)

Three Months Ended March 31, 2024
Foreign currency translation reserve	175,537	0	175,537
Other comprehensive loss	175,537	0	175,537

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

There were no material related party transactions or balances as of March 31, 2025 other than as disclosed above.

12. Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at March 31, 2025 and December 31, 2024. Purchase commitments are entered into with various parties to purchase products and services such as equipment, technology and consumables used in R&D and commercial activities. Purchase commitments contracted for as at March 31, 2025 and December 31, 2024 were A$5,547,517 and A$3,858,779, respectively, and these are fixed and determinable. The amounts purchased under the purchase obligations for each period generally resemble the purchase commitments as of the balance sheet date

13. Segment Information

Universal Biosensors, Inc. has one reportable segment: specialist biosensors company. The biosensors segment consists of the development, manufacture and commercialization of a range of point of use devices for measuring different analytes across different industries and the provision of testing services. The Company’s chief operating decision maker (“CODM”) is the Managing Director.

The accounting policies of the biosensors segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the biosensors segment based on net loss, which is reported on the income statement as net loss. The measure of segment assets is reported on the balance sheet as total assets.

To date, the Company has not generated significant revenue. The Company expects to continue to incur significant expenses and operating losses as our products mature in their various markets.

As such, the CODM uses revenue growth and cash forecast models in deciding how to invest into the biosensors segment. Such models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with revenue growth and cash forecast models.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
	A$	A$

Revenue from products & services	1,554,659	1,469,510
Cost of goods sold & services	711,315	591,644
Gross margin	843,344	877,866

Operating expenses & income
Accounting, tax and audit	206,915	200,311
Depreciation & amortisation	150,643	237,878
Distribution, sales & marketing	136,840	455,003
Employee compensation	2,973,132	2,749,595
HRL operating expenses	266,124	378,185
Insurance	163,927	211,902
IT costs	179,043	127,381
Legal fees & consultancy	103,340	23,123
Occupancy expenses	143,248	121,863
Office administration	170,926	80,883
Other R&D expenses	296,217	254,217
Product registration & compliance	35,553	161,130
Sundry costs	249,468	(570,329)
Travel & conferences	91,193	87,709
Interest expense	2,236	23,582
Interest income	(63,392)	(68,656)
Research and development tax incentive income	(346,044)	(114,348)
Sundry income	(78,076)	(42,752)
Total operating expenses & income	4,681,294	4,316,677
Consolidated net loss	(3,837,950)	(3,438,811)

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Three Months Ended March 31,
	2025	2024
	A$	A$
Research and development expenses
Consumables	253,064	(477,637)
Development costs	23,521	22,791
Employee compensation	307,985	526,741
Insurance	87,236	57,767
IT costs	14,159	11,996
Office Administration	61,523	60,553
Travel & conference	19,089	1,259
Other	28,926	15,757
	795,503	254,217

	Three Months Ended March 31,
	2025	2024
	A$	A$
Selling, general & administrative expenses
Accounting, tax and audit	206,915	197,656
Consultancy	43,333	43,029
Cost of sales	106,299	140,091
Doubtful debts	21,832	-
Insurance	163,927	174,228
IT	179,043	113,321
Legal	103,341	36,429
Manufacturing costs	35,554	99,864
Occupancy	143,248	168,967
Regulatory	103,341	139,830
Sales & Marketing	163,349	145,809
Employee compensation	2,665,148	2,382,081
Travel	91,193	121,624
Other	304,952	262,453
	4,364,974	4,025,382

Our operations are in Australia, US, Europe and Canada.

The Company’s material long-lived assets are predominantly based in Australia.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Key developments include:

●	Total revenue from products and services increased by 6% during the current quarter when compared to the comparable quarter from previous year. Our gross profit remained stable during the same period. Our net loss increased to $3.8 million during the same period as we continue to bring innovative products into the market and support the same in the marketplace
●

Developing a handheld water testing platform, AQUASCOUT, which can detect and monitor heavy water metals in water samples. AQUASCOUT is expected to be launched during the second half of 2025. The initial application of AQUASCOUT will be the testing of lead and copper in drinking water to enable cost-effective identification and removal of lead service line infrastructure by utilities

●	12 distribution agreements signed in 2024 and 3 distribution agreements signed in 2025 so far for Sentia and Xprecia
●	1 tender won, 10 tenders ongoing and 14 tender opportunities about to commence

Results of Operations

Analysis of Consolidated Revenue

The financial results of the products and services we generated revenues from during the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	A$	A$
Revenue from products & services	1,554,659	1,469,510
Cost of goods sold and services	(711,315)	(591,644)
Gross profit	843,344	877,866

●	Revenue from products and services increased by 6%
●	Gross profit remained stable

Revenue from Products

The financial results of the products we sold during the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	A$	A$
Xprecia	569,237	627,992
Sentia	693,149	526,688
Petrackr	67,427	25,163
	1,329,813	1,179,843
Cost of goods sold	(625,874)	(481,467)
Gross profit	703,939	698,376

Our total revenue from products remained stable.

Revenue from Xprecia decreased by 9% during the three months ended March 31, 2025, compared to the same period in the previous financial year as we lost a major account during Q4 2024. Sentia and Petrackr revenue increased by 32% and 168%, respectively during the three months ended March 31, 2025, compared to the same period in the previous financial year through our sales and marketing initiatives.

Gross profit remained stable.

Revenue from Services

The financial results of the laboratory testing services we provided during the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	A$	A$
Laboratory testing services	224,846	289,667
Cost of services	(85,441)	(110,177)
Gross profit	139,405	179,490

Revenue from laboratory testing services decreased by 22% during the three months ended March 31, 2025, compared to the same period in the previous fiscal year due to leadership challenges faced by HRL. A new management structure has been established to improve our laboratory testing services business.

Depreciation and Amortization Expenses

	Three Months Ended March 31,
	2025	2024
	A$	A$
Depreciation	106,996	210,798
Amortization	43,647	43,822
Depreciation allocated to cost of goods sold & services	0	(1,522)
	150,643	253,098

Depreciation of fixed assets is calculated on a straight-line basis over the useful life of property, plant and equipment. Decrease in depreciation is as a result of certain assets being fully depreciated.

Amortization expense are consistent with prior comparable period and represents the Company’s software being amortized.

Research and Development Expenses

	Three Months Ended March 31,
	2025	2024
	A$	A$
Research and development expenses	795,503	254,217

Our research and development (“R&D”) expenditure increased by 213% during the three months ended March 31, 2025, compared to the same period in the previous financial year. The primary focus of the R&D activities during the three months ended March 31, 2025 were:

●	further enhancement of certain Sentia tests that have already been launched
●	developing a device to detect heavy metals and other impurities in water (“AQUASCOUT” project)
●	developing the Company’s Oncology platform biosensors used for the detection, staging and monitoring of cancer
●	developing the Company’s Aptamer based sensing platform

Increase in R&D is primarily attributed towards the effort put into our AQUASCOUT project which is near completion and is expected to be launched in the second half of 2025.

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

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2025	2024
	A$	A$
Selling, general and administrative	4,364,974	4,025,382

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

Selling, general and administrative expenses increased by 8% during the three months ended March 31, 2025, compared to the same period in the previous financial year primarily due to an investment in the Company’s sales and marketing efforts. The Company now has multiple products in the market compared to the same period in the previous financial year and these products are supported by various marketing campaigns and awareness including sales personnel to support our pipeline of products, webinar series and focused direct marketing campaign.

Interest Income

Interest income decreased by 8% during the three months ended March 31, 2025, compared to the same period in the previous financial year. The decrease in interest income is generally attributable to the lower amount of funds available for investment.

Interest Expense

Interest expense relates to interest being charged on the secured short-term borrowing initiated by the Company for the 2025 financial year and the interest expense on finance lease liabilities.

Financing Costs

Disclosed in this account is accretion expense which is associated with the Company’s asset retirement obligations (“ARO”). Decrease in financing costs is as a result of change of estimate for the ARO liability.

Research and Development Tax Incentive Income

As at March 31, 2025 there is reasonable assurance that the aggregate turnover of the Company for the year ending December 31, 2025 will be less than A$20,000,000 and accordingly an estimated A$346,044 has been recorded as research and development tax incentive income for the three months ended March 31, 2025. The increase period on period is driven by the increase in eligible research and development expenditure incurred during the three months ended March 31, 2025 as compared to the previous financial year.

Research and development tax incentive income for the 2024 financial year has not yet been received and as such is recorded in “Research and development tax incentive receivable” in the consolidated condensed balance sheet.

Exchange Gain/(Loss)

Foreign exchange gains and losses arise from the settlement of foreign currency transactions that are translated into the functional currency using the exchange rates prevailing at the dates of the transactions and from the translation at period end exchange rates of monetary assets and liabilities denominated in foreign currencies.

Other Income

Other income is as follows for the relevant periods:

	Three Months Ended March 31,
	2025	2024
	A$	A$
Rental income	40,267	36,391
Other income	37,808	6,361
	78,076	42,752

Critical Accounting Estimates and Judgments

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Significant items subject to such estimates and assumptions include provision for expected losses, research and development tax incentive income, stock-based compensation expenses and asset retirement obligations:

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

Note 1, “Summary of Significant Accounting Policies” in Item 1 of this Form 10-Q and Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2024 Form 10-K describes in further detail the significant accounting policies and methods used in the preparation of the Company’s consolidated condensed financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue and expenses. Actual results may differ from these estimates.

Financial Condition, Liquidity and Capital Resources

Net Cash/(Debt)

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of obligations in the normal course of business. The Company has experienced recurring losses since its inception and has not generated any significant revenues. The Company incurred a net loss of A$3,837,950 and A$3,438,811, respectively for the three month period ended March 31, 2025 and 2024, and used A$3,719,264 and A$5,740,835, respectively during the three month period ended March 31, 2025 and 2024 in cash to fund operations and had an accumulated deficit of A$113,660,090 and A$99,407,192, respectively as of March 31, 2025 and December 31, 2024. The Company expects to continue to generate operating losses for the foreseeable future. As of March 31, 2025, the Company had cash and cash equivalents of A$4,916,315 (March 31, 2024: A$7,394,096). The Group has not generated significant revenues resulting in the net cash outflows and accumulated losses to date and is forecasting to incur further cash outflows while growing the business over the coming period. The Company believes that its current cash and cash equivalents are only sufficient to fund its operations into Q3 2025 and this raises substantial doubt about the ability of the Company to continue as a going concern within one year from the date of the issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern. In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management plan to fund the operations of the Company by growing revenue, pursuing joint venture or partnerships for our product portfolio and raising cash through the issuance of new equity, until such a time as the Group’s operations generate positive cash flows or other profitable investments may be achieved. Although the Company has commenced a process to raise additional capital, there are currently no written agreements in place for such funding or issuance of securities and there can be no assurance that such funding sources will be available at terms acceptable to the Company, or at all in the future.  However, the Company has successfully raised new equity capital in the past and has demonstrated growth in revenue as new product lines have been launched. Management continues to explore options for the Company to continue as a going concern. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company has insufficient funding to meet its working capital needs, it could be required to limit or cease operations.

Our net cash position is shown below:

	March 31, 2025	December 31, 2024
	A$	A$
Cash and cash equivalents
Cash and cash equivalents	4,561,315	8,544,105
Debt
Short term debt/ loan	(462,006)	(697,284)
Net cash	4,099,309	7,846,821

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

We regularly review all our financial assets for impairment. A financial asset is a non-physical asset whose value is derived from a contractual claim and in our case includes cash and cash equivalents, accounts receivables, fixed assets and equity shares. There were no impairments recognized as at March 31, 2025 or for the year ended December 31, 2024.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	March 31, 2025	December 31, 2024
	A$	A$
Cash and cash equivalents	4,561,315	8,544,105
Working capital	10,104,626	13,811,809
Ratio of current assets to current liabilities	2.99	3.96
Shareholders’ equity per common share	0.05	0.08

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

In relation to receivables, the Company performs ongoing credit evaluations of our customers. A provision for expected credit losses of A$424,191 has been determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.

Summary of Cash Flows

	March 31, 2025	December 31, 2024
	A$	A$
Cash provided by/(used in):
Operating activities	(3,719,264)	(5,740,835)
Investing activities	(30,622)	(77,728)
Financing activities	(237,588)	2,666,930
Net decrease in cash, cash equivalents and restricted cash	(3,987,474)	(3,151,633)

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

Our net cash increase in financing activities for the three months ended March 31, 2024 is primarily the result of A$2.50 million raised pursuant to a placement which occurred in March 2024. There were certain options exercised in March 2024 which raised A$0.47 million. The balance, including the financing activities for the three months ended March 31, 2025 primarily represents proceeds received in the form of a short-term loan to finance our insurance program and repayment of the same.

Off-Balance Sheet Arrangement

As of March 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Disclosure Controls and Procedures.

At the end of the period covered by this report, the Company and management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Peter Mullin, our Principal Executive Officer and Principal Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Peter Mullin concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended March 31, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item	1	Legal Proceedings

None.

Item	1A	Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2024 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since the 2024 Form 10-K.

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
101

The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC.
(Registrant)

	By:	/s/ Peter Mullin
Date: May 12, 2025		Peter Mullinn
Principal Executive Officer

Date: May 12, 2025	By:	/s/ Peter Mullin
Peter Mullin
Principal Financial Officer