Form 10-Q
period 2025-06-30
UNIVERSAL BIOSENSORS INC
filed 2025-08-04
CIK 1279695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 298,067,435 shares of Common Stock, U.S.$0.0001 par value, outstanding as of August 4, 2025.

UNIVERSAL BIOSENSORS, INC.

TABLE OF CONTENTS

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	1)	Consolidated condensed balance sheets at June 30, 2025 and December 31, 2024	1

	2)	Consolidated condensed statements of comprehensive income/(loss) for the three and six months ended June 30, 2025 and 2024	2

	3)	Consolidated condensed statements of changes in stockholders’ equity and comprehensive income/(loss) for the three and six months ended June 30, 2025 and 2024	3

	4)	Consolidated condensed statements of cash flows for the six months ended June 30, 2025 and 2024	4

	5)	Notes to consolidated condensed financial statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		21

Item 3	Quantitative and Qualitative Disclosures About Market Risk		27

Item 4	Controls and Procedures		27

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		28

Item 1A	Risk Factors		28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		28

Item 3	Defaults Upon Senior Securities		28

Item 4	Mine Safety Disclosures		28

Item 5	Other Information		28

Item 6	Exhibits		28

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

Universal Biosensors, Inc.

Item 1	Financial Statements

Consolidated Condensed Balance Sheets (Unaudited)

	June 30, 2025	December 31, 2024
	A$	A$
ASSETS
Current assets:
Cash and cash equivalents	2,198,490	8,544,105
Inventories	3,276,811	5,585,866
Accounts receivable	722,609	956,500
Prepayments	881,386	915,196
Restricted cash	35,000	35,000
Research and development tax incentive receivable	692,088	2,188,203
Other current assets	230,411	248,041
Total current assets	8,036,795	18,472,911
Non-current assets:
Property, plant and equipment	32,693,880	32,690,674
Less accumulated depreciation	(28,535,810)	(28,243,602)
Property, plant and equipment - net	4,158,070	4,447,072
Right-of-use asset - operating leases	2,297,898	2,468,019
Right-of-use asset - finance leases	35,053	39,726
Restricted cash	320,000	320,000
Other non-current assets	91,991	93,036
Total non-current assets	6,903,012	7,367,853
Total assets	14,939,807	25,840,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,413,584	356,222
Accrued expenses	1,030,665	1,795,801
Contract liabilities	10,057	4,781
Lease liability - operating leases	608,620	900,402
Lease liability - finance leases	9,908	9,679
Employee entitlements liabilities	950,271	896,933
Short-term loan	207,880	697,284
Total current liabilities	4,230,985	4,661,102
Non-current liabilities:
Asset retirement obligations	1,342,020	1,296,533
Employee entitlements liabilities	67,701	109,311
Lease liability - operating leases	2,188,239	2,365,667
Lease liability - finance leases	31,706	36,718
Total non-current liabilities	3,629,666	3,808,229
Total liabilities	7,860,651	8,469,331

Commitments and contingencies (Note12)

Stockholders’ equity:
Preferred stock, US$0.01 par value. Authorized 1,000,000 shares; issued & outstanding nil at June 30, 2025 (nil at December 31, 2024). Common stock, US$0.0001 par value. Authorized 750,000,000 shares; issued & outstanding 298,067,435 shares at June 30, 2025 (Authorized 300,000,000 shares; issued & outstanding 298,067,435 at December 31, 2024)	29,807	29,807
Additional paid-in capital	131,362,812	131,347,039
Accumulated deficit	(113,660,090)	(99,407,192)
Current year loss	(10,448,624)	(14,252,898)
Accumulated other comprehensive loss	(204,749)	(345,323)
Total stockholders’ equity	7,079,156	17,371,433
Total liabilities and stockholders’ equity	14,939,807	25,840,764

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	A$	A$	A$	A$
Revenue
Revenue from products	1,127,750	1,371,978	2,457,563	2,551,821
Revenue from services	81,014	253,588	305,860	543,255
Total revenue	1,208,764	1,625,566	2,763,423	3,095,076
Operating costs and expenses
Cost of goods sold	2,446,909	343,949	3,072,783	825,416
Cost of services	(31,451)	111,302	53,990	221,479
Total cost of goods sold and services	2,415,458	455,251	3,126,773	1,046,895
Gross profit/(Loss)	(1,206,694)	1,170,315	(363,350)	2,048,181
Other operating costs and expenses
Depreciation and amortization	174,767	222,609	325,410	475,707
Research and development	2,019,167	1,720,116	2,814,670	1,974,333
Selling, general and administrative	3,303,934	3,715,972	7,668,908	7,741,354
Total operating costs and expenses	5,497,868	5,658,697	10,808,988	10,191,394
Loss from operations	(6,704,562)	(4,488,382)	(11,172,338)	(8,143,213)
Other income/(expense)
Interest income	16,458	126,905	79,849	195,561
Interest expense	(507)	(6,660)	(2,743)	(13,347)
Financing costs	(22,744)	(22,505)	(45,488)	(39,400)
Research and development tax incentive income	363,722	580,026	709,766	694,374
Exchange loss	(276,652)	(48,965)	(109,357)	(35,119)
Other income	13,611	65,517	91,687	108,269
Total other income/(expenses)	93,888	694,318	723,714	910,338
Net loss before tax	(6,610,674)	(3,794,064)	(10,448,624)	(7,232,875)
Income tax benefit/(expense)	0	0	0	0
Net loss after tax	(6,610,674)	(3,794,064)	(10,448,624)	(7,232,875)

Net loss per share
Net loss per share - basic and diluted	(0.02)	(0.01)	(0.04)	(0.03)
Average weighted number of shares - basic and diluted	298,067,435	270,961,208	298,067,435	242,397,296

Other comprehensive income/(loss), net of tax:
Foreign currency translation reserve	146,305	(170,062)	140,574	5,475
Other comprehensive income/(loss)	146,305	(170,062)	140,574	5,475
Comprehensive loss	(6,464,369)	(3,964,126)	(10,308,050)	(7,227,400)

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)

Three Months Ended June 30, 2025
	Ordinary shares		Additional		Other	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income/ (loss)	stockholders’ equity
		A$	A$	A$	A$	A$

Balances at April 1, 2025	298,067,435	29,807	131,347,039	(117,498,040)	(351,054)	13,527,752
Net loss	0	0	0	(6,610,674)	0	(6,610,674)
Other comprehensive income	0	0	0	0	146,305	146,305
Stock-based compensation expense	0	0	15,773	0	0	15,773
Balances at June 30, 2025	298,067,435	29,807	131,362,812	(124,108,714)	(204,749)	7,079,156

Six Months Ended June 30, 2025
	Ordinary shares		Additional		Other	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income/ (loss)	stockholders’ equity
		A$	A$	A$	A$	A$

Balances at January 1, 2025	298,067,435	29,807	131,347,039	(113,660,090)	(345,323)	17,371,433
Net loss	0	0	0	(10,448,624)	0	(10,448,624)
Other comprehensive income	0	0	0	0	140,574	140,574
Stock-based compensation expense	0	0	15,773	0	0	15,773
Balances at June 30, 2025	298,067,435	29,807	131,362,812	(124,108,714)	(204,749)	7,079,156

Three Months Ended June 30, 2024
	Ordinary shares		Additional		Other	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income/ (loss)	stockholders’ equity
		A$	A$	A$	A$	A$

Balances at April 1, 2024	231,400,768	23,140	121,656,307	(102,859,158)	(156,631)	18,663,658
Net loss	0	0	0	(3,794,064)	0	(3,794,064)
Issuance of common stock at A$0.15 per share, net of issuance costs	66,666,667	6,667	9,632,233	0	0	9,638,900
Other comprehensive loss	0	0	0	0	(170,062)	(170,062)
Stock-based compensation expense	0	0	41,272	0	0	41,272
Balances at June 30, 2024	298,067,435	29,807	131,329,812	(106,653,222)	(326,693)	24,379,704

Six Months Ended June 30, 2024
	Ordinary shares		Additional		Other	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income/ (loss)	stockholders’ equity
		A$	A$	A$	A$	A$

Balances at January 1, 2024	212,369,435	21,237	119,239,087	(99,420,347)	(332,168)	19,507,809
Net loss	0	0	0	(7,232,875)	0	(7,232,875)
Issuance of common stock at A$0.15 per share, net of issuance costs	83,333,334	8,334	11,533,534	0	0	11,541,868
Other comprehensive income	0	0	0	0	5,475	5,475
Performance awards and exercise of stock options	2,364,666	236	472,697	0	0	472,933
Stock-based compensation expense	0	0	84,494	0	0	84,494
Balances at June 30, 2024	298,067,435	29,807	131,329,812	(106,653,222)	(326,693)	24,379,704

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
	A$	A$
Cash flows from operating activities:
Net loss	(10,448,624)	(7,232,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	325,410	475,707
Stock-based compensation expense	15,773	84,494
Non-cash lease (benefit)/expense	124,133	(7,376)
Cash lease payments	(311,827)	(304,222)
Unrealized foreign exchange gains/(losses)	113,200	(32,229)
Change in assets and liabilities:
Inventories	2,309,055	(1,075,250)
Accounts receivable	233,892	730,843
Prepayments and other assets	1,591,938	3,272,858
Employee entitlements	11,728	193,748
Accounts payable and accrued expenses	188,534	(1,243,824)
Other liabilities	0	(36,131)
Net cash used in operating activities	(5,846,788)	(5,174,257)
Cash flows from investing activities:
Purchases of property, plant and equipment	(39,118)	(111,687)
Net cash used in investing activities	(39,118)	(111,687)
Cash flows from financing activities:
Repayment of borrowings	(491,713)	(607,388)
Proceeds from issuance of common stock, net of issuance costs	0	12,409,067
Other	0	(4,452)
Net cash provided by/(used in) financing activities	(491,713)	11,797,227
Net decrease in cash, cash equivalents and restricted cash	(6,377,619)	6,511,283
Cash, cash equivalents and restricted cash at beginning of period	8,899,105	10,595,429
Effect of exchange rate fluctuations on the balances of cash held in foreign currencies	32,004	(75,728)
Cash, cash equivalents and restricted cash at end of period	2,553,490	17,030,984

See accompanying Notes to the Consolidated Condensed Financial Statements.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the consolidated condensed financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K” or “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025. The year-end consolidated condensed balance sheets data as at December 31, 2024 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Going Concern

The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of obligations in the normal course of business. The Company has experienced recurring losses since its inception and has not generated any significant revenues. The Company incurred a net loss of A$6,610,674 and A$10,448,624, respectively for the three and six month period ended June 30, 2025, and used A$3,719,264 and A$5,846,788, respectively during the three and six month period ended June 30, 2025 in cash to fund operations and had an accumulated deficit of A$113,660,090 and A$99,407,192, respectively as of June 30, 2025 and December 31, 2024. The Company expects to continue to generate operating losses for the foreseeable future. As of June 30, 2025, the Company had cash and cash equivalents of A$2,198,490 (December 31, 2024: A$8,544,105). The Company has not generated significant revenues resulting in the net cash outflows and accumulated losses to date and is forecasting to incur further cash outflows while growing the business over the coming period. The Company believes that its current cash and cash equivalents are only sufficient to fund its operations into Q3 2025 and this raises substantial doubt about the ability of the Company to continue as a going concern within one year from the date of the issuance of these consolidated condensed financial statements. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this going concern position. In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management plan to fund the operations of the Company by growing revenue, pursuing joint venture or partnerships for its product portfolio, sale of its assets and raising cash through debt funding (refer note 11 for details of the proposed senior secure loan facility announced on July 2, 2025) or the issuance of new equity, until such a time as the Company’s operations generate positive cash flows or other profitable investments may be achieved. Although the Company has commenced a process to raise additional capital, there are currently no binding written agreements in place for such funding or issuance of securities and there can be no assurance that such funding sources will be available at terms acceptable to the Company, or at all in the future.  However, the Company has successfully raised new equity capital in the past. Management continues to explore options for the Company to continue as a going concern. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company has insufficient funding to meet its working capital needs, it could be required to limit or cease operations.

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

Recent Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's condensed financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

ASU No. 2025-01 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures”

The FASB has released ASU 2025-01, which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. The rationale for the Board’s clarification of ASU 2024-03’s effective date is that non-calendar-year-end entities could have concluded that initial adoption of the ASU’s amendments was required “in an interim reporting period, rather than in an annual reporting period.” The Company is currently evaluating this guidance to determine the impact it may have on the consolidated financial statements.

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

ASU No. 2023-07 “Improvements to Reportable Segment Disclosures”

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning on December 15, 2024, and should be applied on a retrospective basis for all periods presented. For entities other than public business entities, the ASU is effective for annual periods beginning after December 15, 2025.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and estimated costs necessary to dispose. Inventories are principally determined using the standard costing methodology. Cost comprises direct materials, direct labour and an appropriate portion of variable and fixed overhead expenditure, the latter being allocated on the basis of normal operating capacity. Costs of purchased inventory are determined after deducting rebates and discounts. The Company recognizes inventory on the consolidated condensed balance sheets when they have concluded that the substantial risks and rewards of ownership, as well as the control of the asset, have been transferred.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the undiscounted future cash flows expected to result from the use of the asset is less than the carrying amount of the asset. Accordingly, we recognize an impairment loss based on the excess of the carrying value amount over the fair value of the asset.

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

The research and development tax incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by law primarily in the form of the Australian Income Tax Assessment Act 1997 as long as eligibility criteria are met. Subject to meeting a number of conditions, an entity involved in eligible research and development (“R&D”) activities may claim research and development tax incentive income as follows:

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

The Company has recorded research and development tax incentive income of A$363,722 and A$709,766 for the three and six months ended June 30, 2025, respectively. As at June 30, 2025 there is reasonable assurance that the aggregate turnover of the Company for the year ended December 31, 2025 will not exceed A$20,000,000.

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

Employee Benefit Costs

The Company contributes a portion of each employee’s salary to standard defined contribution superannuation funds on behalf of all eligible UBS employees in line with legislative requirements. The contribution rate was 11.0% on July 1, 2023 and increased to 11.5% on July 1, 2024 and further increased to 12.0% on July 1, 2025. Superannuation is an Australian compulsory savings program plan for retirement whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they have reached the statutory retirement age. Whilst the Company has a third-party default superannuation fund, it permits UBS employees to choose an approved and registered superannuation fund into which the contributions are paid. Contributions are charged to the consolidated condensed statements of comprehensive income/(loss) as the expense is incurred.

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

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

	June 30, 2025	December 31, 2024
	A$	A$
Cash and cash equivalents	2,198,490	8,544,105
Restricted cash – current assets	35,000	35,000
Restricted cash – non-current assets	320,000	320,000
	2,553,490	8,899,105

Restricted cash maintained by the Company in the form of term deposits is as follows:

	June 30, 2025	December 31, 2024
	A$	A$
Collateral for facilities - current assets	35,000	35,000
Collateral for facilities - non-current assets	320,000	320,000
	355,000	355,000

Collateral for facilities represents a letter of credit for A$35,000 issued in favour of American Express Australia Ltd (current), bank guarantee of A$250,000 for commercial lease of UBS’ premises (non-current) and security deposit on Company’s credit cards of A$70,000 (non-current).

Interest earned on the restricted cash for the three months ended June 30, 2025 and 2024 was A$3,048 and A$3,849, respectively and A$6,793 and A$7,698 for the six months ended June 30, 2025 and 2024, respectively.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

3. Inventories

	June 30, 2025	December 31, 2024
	A$	A$
Raw materials	432,855	330,347
Work in progress	501,199	611,170
Finished goods	4,591,158	5,368,183
	5,525,212	6,309,700
Provision for stock obsolescence	(2,248,401)	(723,834)
	3,276,811	5,585,866

4. Receivables

	June 30, 2025	December 31, 2024
	A$	A$
Accounts receivable	852,743	1,359,936
Allowance for credit losses	(130,134)	(403,436)
	722,609	956,500

5. Property, Plant and Equipment

	June 30, 2025	December 31, 2024
	A$	A$
Plant and equipment	23,351,411	23,347,922
Leasehold improvements	9,342,469	9,342,752
	32,693,880	32,690,674
Accumulated depreciation	(28,535,810)	(28,243,602)
Property, plant & equipment - net	4,158,070	4,447,072

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

	June 30, 2025	December 31, 2024
	A$	A$
Operating lease right-of-use assets:
Non-current	2,297,898	2,468,019
Operating lease liabilities:
Current	608,620	900,402
Non-current	2,188,239	2,365,667
Weighted average remaining lease terms (in years)	6.0	6.0
Weighted average discount rate	4.7%	4.8%

The components of lease income/expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	A$	A$	A$	A$
Fixed payment operating lease expense	127,697	109,563	231,055	224,899
Short-term lease expense	3,306	2,324	4,862	3,111
Sub-lease income	42,119	36,822	80,772	73,213

The sublease income is deemed an operating lease.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The components of the fixed payment operating and short-term lease expense as classified in the consolidated condensed statements of comprehensive income/(loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	A$	A$	A$	A$
Cost of services	3,184	(2,596)	5,715	12,383
Research and development	3,956	(19,828)	7,102	15,135
Selling, general and administrative	120,557	131,987	218,238	197,381
	127,697	109,563	231,055	224,899

Supplemental cash flow information related to the Company’s leases was as follows:

	Six Months Ended June 30,
	2025	2024
	A$	A$
Operating cash outflows from operating leases	568,836	499,584

Supplemental non-cash information related to the Company’s leases was as follows:

	Six Months Ended June 30,
	2025	2024
	A$	A$
Right-of-use assets obtained in exchange for lease liabilities	0	28,353

Future lease payments are as follows:

	June 30, 2025	December 31, 2024
	A$	A$
1 year	714,816	1,022,251
2 years	411,903	407,413
3 years	417,634	416,427
4 years	423,570	418,875
5 years	433,100	428,300
Thereafter	742,471	960,633
Total future lease payments	3,143,494	3,653,899
Less: imputed interest	(346,636)	(387,830)
Total operating lease liabilities	2,796,858	3,266,069
Current	608,620	900,402
Non-current	2,188,239	2,365,667

As of June 30, 2025, the Company has not entered into any operating or finance lease agreements that have not yet commenced.

7. Short-Term Loan

In December 2024 the Company entered into a short-term loan facility to finance its 2025 Insurance Premium. The total amount available and initially drawn down under the facility was A$697,284. The facility is repayable in nine monthly installments which commenced in January 2025 and has an effective annual interest rate of 1.84%. The short-term borrowing is secured by proceeds of or payable under any insurance including proceeds or refunds from the cancellation or termination of any insurance.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

8. Revenue

Disaggregation of Revenue

In the following table, revenue is disaggregated by major product and service lines and timing of revenue recognition.

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
	A$	A$	A$	A$
Major product/service lines
Coagulation testing products	587,745	799,736	1,156,982	1,427,728
Laboratory testing services	81,014	253,588	305,860	543,255
Wine testing products	506,565	541,683	1,199,714	1,068,371
Veterinary diabetes products	33,440	30,559	100,867	55,722
	1,208,764	1,625,566	2,763,423	3,095,076

Timing of revenue recognition
Products and services transferred at a point in time	1,208,764	1,625,566	2,763,423	3,095,076

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers.

	June 30, 2025	December 31, 2024
	A$	A$
Receivables	722,609	956,500
Contract liabilities	10,057	4,781

The Company’s contract liabilities represent the Company’s obligation to transfer products to customers for which the Company has received consideration from customers, but the transfer has not yet been completed.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	June 30, 2025	December 31, 2024
	A$	A$
Contract Liabilities - current:
Opening balance	4,781	36,132
Closing balance	10,057	4,781
Net increase/(decrease)	5,276	(31,351)

The Company expects all of the Company’s contract liabilities to be realized by December 31, 2025.

9. Other Income

Other income is recognized when there is reasonable assurance that the income will be received, and the consideration can be reliably measured.

Other income is as follows for the relevant periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	A$	A$	A$	A$
Rental income	39,891	36,391	80,396	73,213
Sundry	(26,280)	29,126	11,291	35,056
	13,611	65,517	91,687	108,269

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

10. Total Comprehensive Income/(Loss)

The Company follows ASC 220 – Comprehensive Income. Comprehensive income/(loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders and for the Company, includes net income/(loss).

The tax effect allocated to each component of other comprehensive income/(loss) is as follows:

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
	A$	A$	A$

Three Months Ended June 30, 2025
Foreign currency translation reserve	146,305	0	146,305
Other comprehensive income	146,305	0	146,305

Three Months Ended June 30, 2024
Foreign currency translation reserve	(170,062)	0	(170,062)
Other comprehensive loss	(170,062)	0	(170,062)

Six Months Ended June 30, 2025
Foreign currency translation reserve	140,574	0	140,574
Other comprehensive income	140,574	0	140,574

Six Months Ended June 30, 2024
Foreign currency translation reserve	5,475	0	5,475
Other comprehensive income	5,475	0	5,475

11. Related Party Transactions

Details of related party transactions material to the operations of the Group other than compensation arrangements, expense allowances and other similar items in the ordinary course of business, are set out below:

On July 2, 2025, the Company signed a non-binding term sheet for a senior secured loan facility of up to A$8.5 million with substantial securityholder, Viburnum Funds Pty Ltd and potentially other parties arranged by Viburnum Funds Pty Ltd (Proposed Transaction). The Proposed Transaction is subject to satisfaction of certain conditions, including obtaining securityholder approval and the negotiation of formal legally binding documentation. Given his association with Viburnum, Non-Executive Director, Mr. Craig Coleman, resigned from the Board of the Company to avoid any potential conflicts of interests as the transaction progresses.

The non-binding term sheet for the Proposed Transaction outlines the general terms pursuant to which the Company will, subject to final negotiation of the definitive terms, enter into a binding facility agreement with Viburnum (Facility Agreement). The Facility Agreement will include customary terms and conditions for a facility of this nature.

The Proposed Transaction also contemplates that the Company will undertake an equity raising, which is expected to take the form of a Security Purchase Plan, to provide existing securityholders with the opportunity to participate in the Company's potential growth.

If the Proposed Transaction proceeds, the funds provided under the Facility Agreement and the proceeds raised under the associated equity raising will be used for general working capital purposes.

The key terms of the non-binding term sheet are summarised below:

●	Facility Limit: Up to A$8.5 million comprising:
○	First Draw: A$3.5 million available upon securityholder approval of the Proposed Transaction being obtained (see below); and
○	Second Draw: Up to A$5 million available in the period of 60 days to 120 days after the First Draw, subject to the approval of Viburnum.
●	Security: First ranking general security over the assets of the Company.
●	Term: 18 months from the First Draw.
●	Interest Rate: 15% per annum, capitalised and payable in two instalments at 12 months and 18 months from the First Draw.
●	Royalty: A perpetual royalty of 10% on gross revenue from the Company's water and wine testing strips, with the royalty increasing to 15% where the Second Draw is utilised by the Company.
●

Arrangement Fee: 5% of the Facility Limit, payable in options over UBI ordinary securities issued to Viburnum, with an exercise price of A$0.05 and a three-year term. The number of options will be calculated by reference to a customary option value calculation and will be issued as soon as practicable following securityholder approval.

●	Conditions: Completion of the Facility Agreement will be conditional upon certain matters being satisfied, including:
○

securityholder approval being obtained for several features of the Proposed Transaction, which will be sought at a General Meeting of the Company expected to be held on or about Friday, 29 August 2025;

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

○	recommendation by the Independent Non-Executive Directors of the Company that securityholders vote in favour of the Proposed Transaction;
○	the Company progresses initiatives to divest its healthcare and HRL assets prior to entry into the Facility Agreement (an advisor has been appointed by the Company in this regard);
○	cap of A$250,000 on legal and other advisory fees associated with the facility;
○	Viburnum being granted the right to appoint an observer at all Board meetings of the Company;
○	the Company using its best endeavours to launch an ordinary equity offer under a Security Purchase Plan prior to any request by the Company under the Second Draw; and
○	completion of due diligence investigations on the Company to the satisfaction of Viburnum.

The non-binding term sheet is subject to negotiation and agreement of formal binding documentation. There is no certainty that such agreement will be reached and whether the final terms of the agreement will be consistent with those set out above.

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

On May 27, 2022, Viburnum acquired from Mr. Sharman, our previous Managing Director, unlisted options to purchase up to 1,000,000 ordinary shares at A$0.57 per option. The options fully vested on March 25, 2020, had an exercise price of A$0.20 and have an expiry date of March 24, 2024. These options were exercised on March 22, 2024. In March 2024, Mr. Sharman and his associates exercised 1,364,666 options at an exercise price of A$0.20 per option.

There were no material related party transactions or balances as at June 30, 2025 other than as disclosed above.

12. Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. These were nil as at June 30, 2025 and December 31, 2024. Purchase commitments are entered into with various parties to purchase products and services such as equipment, technology and consumables used in R&D and commercial activities. Purchase commitments contracted for as at June 30, 2025 and December 31, 2024 were A$3,091,203 and A$3,858,779, respectively, and these are fixed and determinable. The amounts purchased under the purchase obligations for each period generally resemble the purchase commitments as of the balance sheet date.

13. Segment Information

Universal Biosensors, Inc. has one reportable segment: specialist biosensors company. The biosensors segment consists of the development, manufacture and commercialization of a range of point of use devices for measuring different analytes across different industries and the provision of testing services. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer & Managing Director.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	A$	A$	A$	A$
Revenue from products & services	1,208,764	1,625,566	2,763,423	3,095,076
Cost of goods sold & services	2,415,458	455,251	3,126,773	1,046,895
Gross profit/(loss)	(1,206,694)	1,170,315	(363,350)	2,048,181

Operating expenses & income
Accounting, tax and audit	193,563	160,194	400,478	360,505
Depreciation & amortisation	174,767	222,609	325,410	475,707
Distribution, sales & marketing	114,301	58,713	251,141	513,716
Employee compensation	3,134,176	3,014,916	6,107,308	5,764,511
HRL operating expenses	431,334	416,175	697,458	794,360
Insurance	165,748	210,985	329,675	422,887
IT costs	233,231	146,106	412,274	273,487
Legal fees & consultancy	215,196	68,788	318,536	91,911
Occupancy expenses	132,970	98,003	276,218	219,866
Office administration	160,637	44,132	331,563	125,015
Other R&D expenses	283,444	3,525	579,661	257,742
Product registration & compliance	166,026	190,795	201,579	351,925
Sundry costs	270,993	902,137	520,461	316,588
Travel & conferences	120,877	209,985	212,070	297,694
Interest expense	507	6,660	2,743	13,347
Interest income	(16,458)	(126,905)	(79,849)	(195,561)
Research and development tax incentive income	(363,722)	(580,026)	(709,766)	(694,374)
Sundry income	(13,611)	(82,412)	(91,687)	(108,269)
Total operating expenses & income	5,403,979	4,964,379	10,085,273	9,281,056
Consolidated net loss	(6,610,674)	(3,794,064)	(10,448,624)	(7,232,875)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	A$	A$	A$	A$
Research and development expenses
Consumables	24,485	474,101	277,549	31,454
Development costs	255,808	(15,052)	279,329	7,739
Employee compensation	1,191,651	730,293	1,499,636	1,257,034
Insurance	52,658	73,845	139,894	131,612
IT costs	37,952	14,199	52,111	26,195
Office administration	441,830	165,160	503,353	225,713
Travel & conference	365	220	19,454	1,479
Other	14,418	277,349	43,344	293,106
	2,019,167	1,720,116	2,814,670	1,974,333

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	A$	A$	A$	A$
Selling, general & administrative expenses
Accounting, tax and audit	94,137	159,483	301,052	357,139
Consultancy	42,759	78,061	86,092	121,090
Cost of sales	336,394	123,961	442,693	264,052
Doubtful debts	77,345	32,556	99,177	32,556
Insurance	25,364	148,763	189,291	322,991
IT	205,556	155,452	384,599	268,773
Legal	144,028	53,986	247,369	90,415
Manufacturing costs	(123,119)	(158,182)	(87,565)	(58,318)
Occupancy	92,701	196,554	235,949	365,521
Regulatory	30,722	52,606	134,063	192,436
Sales & Marketing	171,388	249,355	334,737	395,164
Employee compensation	2,251,631	2,506,227	4,916,779	4,888,308
Travel	102,711	182,498	193,904	304,122
Other	(147,683)	(65,349)	190,768	197,104
	3,303,934	3,715,972	7,668,908	7,741,354

Our operations are in Australia, US, Europe and Canada. The chief operating decision maker of the Company is the Chief Executive Officer and the Managing Director.

The Company’s material long-lived assets are predominantly based in Australia and Canada.

14.         Subsequent Events

On July 2, 2025, the Company signed a non-binding term sheet for a senior secured loan facility of up to A$8.5 million with substantial securityholder, Viburnum Funds Pty Ltd and potentially other parties arranged by Viburnum Funds Pty Ltd (Proposed Transaction). The Proposed Transaction is subject to satisfaction of certain conditions, including obtaining securityholder approval and the negotiation of formal legally binding documentation. Given his association with Viburnum, Non-Executive Director, Mr. Craig Coleman, resigned from the Board of the Company to avoid any potential conflicts of interests as the transaction progresses.

The non-binding term sheet for the Proposed Transaction outlines the general terms pursuant to which the Company will, subject to final negotiation of the definitive terms, enter into a binding facility agreement with Viburnum (Facility Agreement). The Facility Agreement will include customary terms and conditions for a facility of this nature.

The Proposed Transaction also contemplates that the Company will undertake an equity raising, which is expected to take the form of a Security Purchase Plan, to provide existing securityholders with the opportunity to participate in the Company's potential growth.

If the Proposed Transaction proceeds, the funds provided under the Facility Agreement and the proceeds raised under the associated equity raising will be used for general working capital purposes.

The key terms of the non-binding term sheet are summarised below:

●	Facility Limit: Up to A$8.5 million comprising:
○	First Draw: A$3.5 million available upon securityholder approval of the Proposed Transaction being obtained (see below); and
○	Second Draw: Up to A$5 million available in the period of 60 days to 120 days after the First Draw, subject to the approval of Viburnum.
●	Security: First ranking general security over the assets of the Company.
●	Term: 18 months from the First Draw.
●	Interest Rate: 15% per annum, capitalised and payable in two instalments at 12 months and 18 months from the First Draw.

Universal Biosensors, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

●	Royalty: A perpetual royalty of 10% on gross revenue from the Company's water and wine testing strips, with the royalty increasing to 15% where the Second Draw is utilised by the Company.
●

Arrangement Fee: 5% of the Facility Limit, payable in options over UBI ordinary securities issued to Viburnum, with an exercise price of A$0.05 and a three-year term. The number of options will be calculated by reference to a customary option value calculation and will be issued as soon as practicable following securityholder approval.

●	Conditions: Completion of the Facility Agreement will be conditional upon certain matters being satisfied, including:
○

securityholder approval being obtained for several features of the Proposed Transaction, which will be sought at a General Meeting of the Company expected to be held on or about Friday, 29 August 2025;

○	recommendation by the Independent Non-Executive Directors of the Company that securityholders vote in favour of the Proposed Transaction;
○	the Company progresses initiatives to divest its healthcare and HRL assets prior to entry into the Facility Agreement (an advisor has been appointed by the Company in this regard);
○	cap of A$250,000 on legal and other advisory fees associated with the facility;
○	Viburnum being granted the right to appoint an observer at all Board meetings of the Company;
○	the Company using its best endeavours to launch an ordinary equity offer under a Security Purchase Plan prior to any request by the Company under the Second Draw; and
○	completion of due diligence investigations on the Company to the satisfaction of Viburnum.

The non-binding term sheet is subject to negotiation and agreement of formal binding documentation. There is no certainty that such agreement will be reached and whether the final terms of the agreement will be consistent with those set out above.

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

Our Business

Universal Biosensors Inc (UBI) is a global biosensor company and a world leader in electrochemical cell technology. Utilising its patented biosensor technology, UBI has developed a diverse range of biosensor test strips used in our hand-held portable analyzers; for cost effective, effortless, and accurate detection of analytes of interest. Currently providing solutions for human health and wine production, UBI is primed to commercialise an environmental solution to test heavy metals in water.

Key developments include:

●

Developing a handheld water testing platform, AQUASCOUT, which can detect and monitor heavy water metals in water samples. AQUASCOUT is expected to be launched during the second half of 2025. The initial application of AQUASCOUT will be the testing of lead and copper in drinking water to enable cost-effective identification and removal of lead service line infrastructure by utilities

●	Total revenue decreased 26% and 11%, respectively for the three and six months ended June 30, 2025 when compared to the same period in the previous financial year
●	Operating costs decreased by 3% and increased by 6%, respectively for the three and six months ended June 30, 2025 when compared to the same period in the previous financial year
●	Net loss after tax increased 74% and 44%, respectively for the three and six months ended June 30, 2025 when compared to the same period in the previous financial year

Results of Operations

Analysis of Consolidated Revenue

The financial results of the products and services we generated revenues from during the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	A$	A$	A$	A$
Revenue from products & services	1,208,764	1,625,566	2,763,423	3,095,076
Cost of goods sold and services	(2,415,458)	(455,251)	(3,126,773)	(1,046,895)
Gross profit/(loss)	(1,206,694)	1,170,315	(363,350)	2,048,181

Revenue from products and services decreased by 26% and 11% during the three and six months ended June 30, 2025 when compared to the same period in the previous financial year as the sales of medical devices products continues to be sluggish. This decline in revenue has impacted our gross loss and margins. The gross loss for the three and six months ended June 30, 2025 has also been impacted by provision of stock obsolescence of A$1,647,286 recorded during the current period.

Revenue from Products

The financial results of the coagulation, wine testing and veterinary diabetes products we sold during the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	A$	A$	A$	A$
Xprecia	587,745	799,736	1,156,982	1,427,728
Sentia	506,565	541,683	1,199,714	1,068,371
Petrackr	33,440	30,559	100,867	55,722
	1,127,750	1,371,978	2,457,563	2,551,821
Cost of goods sold	(2,446,909)	(343,949)	(3,072,783)	(825,416)
Gross profit/(loss)	(1,319,159)	1,028,029	(615,220)	1,726,405

Our total revenue from products decreased by 18% during the three months ended June 30, 2025, compared to the same period in the previous financial year and remained largely flat for the six-month period. Stock provision of A$1,647,286 recorded during the current period has impacted our gross loss. Additionally, increased promotions by way of product discounts during the current financial year impacted our margins and gross profit.

Revenue from Xprecia decreased by 27% and 19% during the three and six months ended June 30, 2025, compared to the same period in the previous financial year as we lost a major customer towards the end of 2024. Sentia strip sales increased by 12% during the six months ended June 30, 2025, compared to the same period in the previous financial year due to increased promotions. Sentia sales remained largely flat during the three months ended June 30, 2025, compared to the same period in the previous financial year . Revenue from Petrackr for the respective periods has increased due to increased sales and marketing initiatives.

Revenue from Services

The financial results of the laboratory testing services we provided during the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	A$	A$	A$	A$
Laboratory testing services	81,014	253,588	305,860	543,255
Cost of services	31,451	(111,302)	(53,990)	(221,479)
Gross profit	112,465	142,286	251,870	321,776

Revenue from laboratory testing services decreased by 68% and 44% during the three and six months ended June 30, 2025, compared to the same period in the previous financial year as a result of decline in Xprecia sales. This decline in revenue has impacted the gross profit and margin during these periods.

Depreciation and Amortization Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	A$	A$	A$	A$
Depreciation	118,553	187,986	212,915	398,784
Amortization	43,647	44,517	87,294	88,339
Depreciation allocated to cost of goods sold & services	12,567	(9,894)	25,201	(11,416)
	174,767	222,609	325,410	475,707

Depreciation of fixed assets is calculated on a straight-line basis over the useful life of property, plant and equipment. Decrease in depreciation over the respective periods is as a result of certain assets fully depreciated.

Amortization expense represents the Company’s software.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	A$	A$	A$	A$
Research and development expenses	2,019,167	1,720,116	2,814,670	1,974,333

Our research and development (“R&D”) expenditure increased by 17% and 43% during the three and six months ended June 30, 2025, compared to the same period in the previous financial year. The primary focus of the R&D activities during the six months ended June 30, 2025 were:

●	further enhancement of certain Sentia tests that have already been launched
●	developing a device to detect heavy metals and other impurities in water (“AQUASCOUT” project)
●	developing the Company’s Oncology platform biosensors used for the detection, staging and monitoring of cancer
●	developing the Company’s Aptamer based sensing platform

Research is focused on demonstrating technical feasibility of new technology applications and generally does not incur a large amount of expenses. Development activity is focused on turning these technology platforms into commercial-ready products and represents the majority of the Company’s research and development expenses. Increase in R&D is largely attributed to the AQUASCOUT project which is in the development phase and expected to be launched during H2 2025.

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

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	A$	A$	A$	A$
Selling, general and administrative	3,303,934	3,715,972	7,668,908	7,741,354

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

Selling, general and administrative expenses decreased by 11% and 1% during the three and six months ended June 30, 2025, compared to the same period in the previous financial year as management is taking steps to reduce costs.

Interest Income

Interest income decreased by 87% and 59% during the three and six months ended June 30, 2025, compared to the same period in the previous financial year. The decrease in interest income is attributable to the overall lower amount of funds available for investment.

Interest Expense

Interest expense relates to interest being charged on the secured short-term borrowing initiated by the Company for the 2025 financial year and the interest expense on finance lease liabilities.

Financing Costs

Disclosed in this account is accretion expense which is associated with the Company’s asset retirement obligations (“ARO”).

Research and Development Tax Incentive Income

As at June 30, 2025 there is reasonable likelihood that the aggregate turnover of the Company for the year ending December 31, 2025 will be less than A$20,000,000 and accordingly an estimated A$709,766 has been recorded as research and development tax incentive income for the six months ended June 30, 2025. The increase period on period is driven by the increase in eligible research and development expenditure incurred in the three and six months ended June 30, 2025 as compared to the same period in 2024.

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

Other Income

Other income is as follows for the relevant periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	A$	A$	A$	A$
Rental income	39,891	36,391	80,396	73,213
Sundry	(26,280)	29,126	11,291	35,056
	13,611	65,517	91,687	108,269

Critical Accounting Estimates and Judgments

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Significant items subject to such estimates and assumptions include provision for expected credit losses research and development tax incentive income, stock-based compensation expenses, asset retirement obligations and provision for stock obsolescence:

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

Provision for Stock Obsolescence

The Company has established a provision for stock obsolescence to reflect the estimated loss of inventory that is considered obsolete or slow-moving. The provision is calculated based on a specific identification method, where items are assessed for obsolescence based on age, usage, and potential for future sale.

Note 1, “Summary of Significant Accounting Policies” in Item 1 of this Form 10-Q and Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Condensed Financial Statements in Part II, Item 8 of the 2024 Form 10-K describes in further detail the significant accounting policies and methods used in the preparation of the Company’s consolidated condensed financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue and expenses. Actual results may differ from these estimates.

Financial Condition, Liquidity and Capital Resources

Net Cash/(Debt)

The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of obligations in the normal course of business. The Company has experienced recurring losses since its inception and has not generated any significant revenues. The Company incurred a net loss of A$6,610,674 and A$10,448,624, respectively for the three and six month period ended June 30, 2025, and used A$3,719,264 and A$5,846,788, respectively during the three and six month period ended June 30, 2025 in cash to fund operations and had an accumulated deficit of A$113,660,090 and A$99,407,192, respectively as of June 30, 2025 and December 31, 2024. The Company expects to continue to generate operating losses for the foreseeable future. As of June 30, 2025, the Company had cash and cash equivalents of A$2,198,490 (December 31, 2024: A$8,544,105). The Company has not generated significant revenues resulting in the net cash outflows and accumulated losses to date and is forecasting to incur further cash outflows while growing the business over the coming period. The Company believes that its current cash and cash equivalents are only sufficient to fund its operations into Q3 2025 and this raises substantial doubt about the ability of the Company to continue as a going concern within one year from the date of the issuance of these consolidated condensed financial statements. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this going concern position. In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management plan to fund the operations of the Company by growing revenue, pursuing joint venture or partnerships for its product portfolio, sale of its assets and raising cash through debt funding or the issuance of new equity, until such a time as the Company’s operations generate positive cash flows or other profitable investments may be achieved. Although the Company has commenced a process to raise additional capital, there are currently no binding written agreements in place for such funding or issuance of securities and there can be no assurance that such funding sources will be available at terms acceptable to the Company, or at all in the future. However, the Company has successfully raised new equity capital in the past. Management continues to explore options for the Company to continue as a going concern. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company has insufficient funding to meet its working capital needs, it could be required to limit or cease operations.

Our net cash position is shown below:

	June 30, 2025	December 31, 2024
	A$	A$
Cash and cash equivalents
Cash and cash equivalents	2,198,490	8,544,105
Debt
Short term debt/ loan	(207,880)	(697,284)
Net cash	1,990,610	7,846,821

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

Liquidity risk is the risk that the Company may encounter difficulty meeting obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The purpose of liquidity management is to ensure that there is sufficient cash to meet all the financial commitments and obligations of the Company as they come due. In managing the Company’s capital, management estimates future cash requirements by preparing a budget and if required, a multi-year plan for review and approval by the Board of Directors (“the Board”). The budget is reviewed and updated periodically and establishes the approved activities for the next twelve months and estimates the costs associated with those activities. The multi-year plan estimates future activity along with the potential cash requirements and is based upon management’s assessment of current progress along with the expected results from the coming years’ activity. Budget to actual variances is prepared and reviewed by management and are presented on a regular basis to the Board.

The carrying value of the cash and cash equivalents and the accounts receivables approximates fair value because of their short-term nature.

We regularly review all our financial assets for impairment. A financial asset is a non-physical asset whose value is derived from a contractual claim and in our case includes cash and cash equivalents, accounts receivables, fixed assets and equity shares. There were no impairments recognized on our financial assets as at June 30, 2025 or for the year ended December 31, 2024.

Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of liquidity and capital resources:

	June 30, 2025	December 31, 2024
	A$	A$
Cash and cash equivalents	2,198,490	8,544,105
Working capital	3,805,811	13,811,809
Ratio of current assets to current liabilities	1.90	3.96
Shareholders’ equity per common share	0.02	0.06

The movement in cash and cash equivalents and working capital (calculated as current assets less current liabilities) during the above periods was primarily the result of ongoing investment in our R&D activities and the general operations of the Company. The Company also raised A$2.50 million via an institutional placement at an issue price of A$0.15 per New CDI in March 2024 and A$10.00 million pursuant to a fully underwritten entitlement offer in May 2024, at an issue price of $0.15 per New CDI. There were certain options exercised in March 2024 which raised A$0.47 million. The Company also received A$2.20 million of the research and development tax incentive receivable for the 2024 financial year in June 2025 and A$3.79 million of the research and development tax incentive receivable for the 2023 financial year in June 2024.

In relation to receivables, the Company performs ongoing credit evaluations of our customers. A provision for expected credit losses of A$130,134 has been determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.

Summary of Cash Flows

	June 30, 2025	June 30, 2024
	A$	A$
Cash provided by/(used in):
Operating activities	(5,846,788)	(5,174,257)
Investing activities	(39,118)	(111,687)
Financing activities	(491,713)	11,797,227
Net decrease in cash, cash equivalents and restricted cash	(6,377,619)	6,511,283

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

Our net cash used in financing activities for thew six month period ended June 30, 2025 was primarily for the repayment of the short-term loan. Our net cash increase in financing activities for the year ended December 31, 2024 is primarily the result of A$2.50 million raised via an institutional placement in March 2024 and A$10.00 million raised pursuant to a fully underwritten entitlement offer in May 2024. There were certain options exercised in March 2024 which raised A$0.47 million. The balance primarily represents proceeds received in the form of a short-term loan to finance our insurance program and repayment of the same.

Off-Balance Sheet Arrangement

As of June 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials from the Universal Biosensors, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Comprehensive Income/(Loss), (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss), (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOSENSORS, INC. (Registrant)
	By:	/s/ Peter Mullin
Date: August 4, 2025		Peter Mullin
Principal Executive Officer

	By:	/s/ Peter Mullin
Date: August 4, 2025		Peter Mullin
Principal Financial Officer